Form 10-K
period 1993-12-31
JAN BELL MARKETING INC
filed 1994-03-31
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER  1-9647

                            JAN BELL MARKETING, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          59-2290953
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

                             13801 N.W. 14th Street
                             Sunrise, Florida 33323
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (305) 846-2705

Securities registered pursuant to Section 12(b) of the Act:

                        Common Stock,  $.0001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   / X /      NO   /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     / X /

As of March 25, 1994, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $150,462,704. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates.

As of March 25, 1994, 25,852,238 shares of Common Stock ($.0001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1994 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 51.

                            JAN BELL MARKETING, INC.


                               TABLE OF CONTENTS




PART I                                                               Page No.
         Item 1  Business......................................         5
         Item 2  Properties....................................        16
         Item 3  Legal Proceedings.............................        16
         Item 4  Submission of Matters to a Vote
                            of Security Holders................        16



PART II

         Item 5  Market for the Registrant's Common
                             Stock and Related Stockholder
                             Matters...........................        18
         Item 6  Selected Financial Data.......................        19
         Item 7  Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations.........        21
         Item 8  Financial Statements and
                             Supplementary Data................        30
         Item 9  Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure..............        50



PART III

         Item 10 Directors and Executive Officers
                             of the Registrant.................        50
         Item 11 Executive Compensation........................        50
         Item 12 Security Ownership of Certain
                             Beneficial Owners and
                             Management........................        50
         Item 13 Certain Relationships and Related
                             Transactions......................        50



PART IV

         Item 14 Exhibits, Financial Statement
                             Schedules, and Reports on
                             Form 8-K..........................        50

                                     PART I


ITEM 1.  BUSINESS

  GENERAL

         Jan Bell provides fine jewelry, watches and certain other select non-jewelry consumer products to the value-conscious consumer. The Company markets principally through the warehouse club industry, which in 1993 accounted for approximately 85% of the Company's net sales.

         During 1993, Jan Bell moved substantially from being primarily a wholesale vendor to becoming a fully-integrated retailer in the warehouse club industry as well as a wholesale distributor. In May 1993, the Company entered into an arrangement to operate an exclusive leased department at all existing Sam's Wholesale Clubs and future locations through February 1, 1999. The products to be sold include all fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories.
Additionally, in late 1993 the Pace Membership Club operations were purchased by Sam's and 87 of the 117 former Pace locations are now being operated as Sam's Clubs. The other locations were closed. See "Warehouse Clubs."

         The terms "JBM", "Jan Bell" and the "Company" when used herein refer to Jan Bell Marketing, Inc. and its consolidated subsidiaries, as required by the context. The Company's principal offices are located at 13801 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (305) 846-8000).

  PRODUCTS

         The following table sets forth the approximate percentage of net sales for the Company's principal products for the periods specified:

                                                          Years Ended December 31,
                                  ---------------------------------------------------------------------
                                  1993             1992             1991             1990           1989
                                  ----             ----             ----             ----           ----
Gold jewelry with diamonds
 and/or other
 gemstones                        39%              29%              25%              37%            48%
Gold jewelry                      25               28               26               32             31
Watches                           26               38               34               29             16
Other consumer products           10                5               15                2              5

         The Company's principal products are gold jewelry set with diamonds and/or other precious and semi-precious gemstones, gold chain, other forms of gold and silver jewelry and watches. The Company's jewelry product line includes chains, pendants, bracelets, watches, rings and earrings. Other consumer products sold by the Company include perfumes and fragrances, sunglasses, writing instruments, leather and giftware products.

         The Company's products are typically classic in design to offer broad consumer appeal. The Company follows the warehouse club philosophy of limiting the assortment in each product category. A typical location at a warehouse club is anticipated to be merchandised at any one time with approximately 310 jewelry items, approximately 150 watches and approximately 200 other consumer products, which is substantially less than the average number of items typically stocked by jewelry counters in department stores and other jewelry retailers. Items for wholesale customer programs are selected from the Company's current product line, which the Company periodically edits and updates with new styles. The Company works with its wholesale customers to balance their on-site inventory levels and generally accepts returned merchandise in this regard.

  WAREHOUSE CLUBS

         The Company's principal customers during 1993 were members of the warehouse club industry. In 1989, 1990, 1991, 1992, and 1993 approximately 79%, 64%, 71%, 81% and 85%, respectively, of the Company's net sales originated from the warehouse clubs. The Company's principal warehouse club relationships in 1993 were Sam's and Pace, which in 1993 accounted for 62% and 23%, respectively, of the Company's net sales.

         Warehouse clubs are mass merchandisers offering a variety of product categories to targeted consumers. By limiting the assortment in each product category and operating on a no-frills basis, warehouse clubs generally provide name brand products at prices significantly below conventional retailers and department, discount and catalog stores. Warehouse club members, the majority of whom pay a nominal annual membership fee, include businesses, credit unions, employee groups, schools, churches and other organizations, as well as eligible individuals. In addition to jewelry, merchandise offered by warehouse clubs typically includes groceries, health and beauty aids, clothing, sporting goods, automotive accessories, hardware, electronics and office equipment. Successful execution of the warehouse club concept requires high sales volumes, rapid inventory turnover, low merchandise returns and strict control of operating costs.

         Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's club locations until February 1997. In May 1993, the arrangement was changed to provide that the Company will operate an exclusive leased department at all Sam's existing and future locations through February 1, 1999. Each location is staffed by Jan Bell employees with the inventory owned by Jan Bell until sold to Sam's members. The products to be sold include all fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. In exchange for the right to operate the department and the use of the retail space, Jan Bell pays a tenancy fee of 9.25% of net sales. While Sam's is responsible for paying utility costs, maintenance and certain other expenses associated with operation of the departments, the Company provides and maintains all fixtures and other equipment necessary to operate the departments.

         Prior to December 1993, the Company had an agreement with Pace to operate departments staffed with Jan Bell employees at all present and future Pace warehouses and merchandise fine jewelry, watches, fragrances, fine writing instruments and sunglasses on an exclusive basis until January 1997. In late 1993, Sam's purchased the Pace operations and 87 of the 117 locations are now being operated by Sam's. The other locations were closed by Sam's.

         In 1992, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances with Club Aurrera, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. The initial agreement runs through February 1, 1997. The Company also supplies sunglasses, fine writing instruments and collectibles to Club Aurrera.

         The retail department operation represents a significant change in the Company's operations which, among other things, requires retail expertise in the areas of personnel, training, systems and accounting. The loss of the Company's leased department arrangement with Sam's or a material reduction of sales at Sam's could have a material adverse effect on the business of the Company. There can be no assurance that increases in the number of retail locations, thereby increasing the Company's customer base, will occur or that all of the Company's products will be marketed in all of such new locations or that further consolidation of the warehouse club industry due to geographic constraints and market consolidation will not adversely affect the Company's existing relationships. The opening and success of the leased locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's wholesale and retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the leased operations and future expansion and hire and train personnel.

  GENERAL MERCHANDISERS AND SPECIALTY RETAILERS

         The Company believes that its strategy, first developed and successfully executed with the warehouse club industry, can be applied to certain general merchandise and specialty retailers who serve value-conscious consumers through locations designed to generate high traffic and sales volume. The Company at all times continues to evaluate its ongoing relationships with general merchandise and specialty retailers. Such evaluation criteria include sales results, level of overhead in maintaining accounts, financial strength of a customer, a customer's growth plans, a customer's market share and competition with other customers. There can be no assurance that any of these programs will be successful.

  OTHER CUSTOMERS

         The Company also sells to a limited number of discount stores, drug stores, wholesalers and jewelry chains both directly and pursuant to consignment arrangements.

PURCHASING

  DIAMONDS AND GEMSTONES

        The Company purchases diamonds and other gemstones directly in international markets located in Tel Aviv, New York, Antwerp, and elsewhere. The Company buys cut and polished gemstones in various sizes. During 1990, the Company acquired a purchasing and trading unit based in Israel. The Company meets its diamond requirements with purchases on a systematic basis throughout the year.

        Hedging is not available with respect to possible fluctuations in the price of gemstones. If such fluctuations should be unusually large or rapid and result in prolonged higher or lower prices, there is no assurance that the necessary price adjustments could be made quickly enough to prevent the Company from being adversely affected.

        The world supply and price of diamonds is influenced considerably by the Central Selling Organization ("CSO"), which is the marketing arm of DeBeers Consolidated Mines, Ltd. ("DeBeers"), a South African company. Through CSO, DeBeers, over the past several years, has supplied approximately 80% of the world demand for rough diamonds, selling to gem cutters and polishers at controlled prices periodically throughout the year.

         The continued availability of diamonds to the Company is dependent, to some degree, upon the political and economic situation in South Africa and Russia, which have been unstable. Several other countries are also major suppliers of diamonds, including Botswana and Zaire. In the event of an interruption of diamond supplies, or a material or prolonged reduction in the world supply of finished diamonds, the Company could be adversely affected.

  GOLD PRODUCTS

         Finished gold products and gold castings are purchased from a relatively small number of manufacturers in Israel, Italy, New York and California. The Company believes that there are numerous alternative sources for gold chain and castings, and the failure of the above manufacturers would not have a material adverse effect on the Company.

        The Company directly supplies most of its gold subcontractors with gold bullion which the subcontractors fabricate into chain and castings according to specifications provided by the Company. The gold bullion is generally purchased through Prudential-Bache Securities Inc. at market prices prevailing at the time of purchase on the London and New York Commodities Exchanges. Following purchase, the gold is either held in the Company's name in London or New York, or shipped to the Company's offices in Sunrise, Florida. Upon placing an order with a subcontractor, the Company generally ships the required amount of gold to the subcontractor to be made into final product. Upon receipt and inspection, the Company will pay the subcontractor a manufacturing charge based on labor and value added as well as all applicable duties. Subcontractors are selected and evaluated continuously based primarily on craftsmanship, cost, financial strength and reliability.

         The Company pays for its gold purchases at the time of purchase, allowing it to avoid carrying charges generally imposed by gold fabricators and the cost of leasing gold from third parties.

  WATCHES

         In May 1990, the Company formed a joint venture with Big Ben Corporation, a privately held distributor and marketer of watches and other accessories. Under the joint venture, Jan Bell provided and arranged for inventory financing and managed the venture's integration into the Jan Bell fine jewelry programs. In September 1991, Jan Bell purchased the minority joint venture interest from Big Ben Corporation, resulting in the entire watch program being integrated into Jan Bell. The program, initially implemented in the wholesale clubs, has been expanded to include substantially all of the Company's other customers. The program features Seiko and Citizen watches as well as other select name brands, private label and designer watches. The Company has license or distribution agreements for Pierre Cardin, Givenchy, Mathey Tissot and Ted Lapidus watches. During 1993, the Company purchased approximately 40.4% of watches directly from certain manufacturers as well as approximately 59.6% of watches through parallel marketed means. Parallel marketed goods are products to which trademarks are legitmately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "Regulation."

  OTHER PRODUCTS

         The Company purchases sunglasses, fine writing instruments, fragrances and collectibles directly from manufacturers as well as from parallel marketed means. See "Regulation."

  AVAILABILITY

         Although purchases of several critical raw materials, notably gold and gemstones, are made from a limited number of sources, the Company believes that there are numerous alternative sources for all raw materials used in the manufacture of its finished jewelry, and that the failure of any principal supplier would not have a material adverse effect on operations. Any changes in foreign or domestic laws and policies affecting international trade may have a material adverse effect on the availability or price of the diamonds, other gemstones, precious metals and non-jewelry products purchased by the Company.

         Because supplies of parallel marketed products are not always readily available, it can be a difficult process to match the customer demand to market availability. See "Regulation."

  SEASONALITY

         The Company's jewelry business is highly seasonal, with the fourth calendar quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 50% of the Company's 1993 annual sales were made during the fourth quarter.

  MANUFACTURING

        The Company performs certain jewelry manufacturing and all quality control functions at its headquarters in Sunrise, Florida and performs jewelry manufacturing in Israel. Almost all gold and watch products are manufactured by third parties. During 1993, approximately 26% and 11% of gemstone products received were manufactured by the Company in Israel and Florida, respectively. The remaining portion of gemstone products were manufactured or purchased complete from third parties.

         The Company utilizes independent subcontractors and craftsmen to manufacture a significant portion of its jewelry products according to design specifications approved by the Company, thereby shifting certain risks and capital costs of manufacturing to third parties. Such risks and capital costs of manufacturing shifted to third parties include costs of labor, cash for capital expenditures and equipment, cost of design, environmental issues, insurance and labor issues. Diamonds and gemstones purchased by the Company are furnished to independent goldsmiths for setting, polishing and finishing pursuant to Company instructions and procedures.

        Gold acquired for manufacture is at least .999 fine and is then combined with other metals to produce 14 karat gold. Varying quantities of metals such as silver, copper, nickel and zinc are combined with gold to produce 14 karat gold of different colors. Manufacturing processes performed for the Company by independent contractors include refining (mixing alloys with pure gold and silver), casting, fabricating, assembling, stone setting, polishing and machining.

         Research and development expenses have been and remain insignificant.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

  GENERAL

         Each retail department is supervised by a manager whose primary duties include member sales and service, scheduling and training of associates, and maintaining loss prevention and visual presentation standards. The departments are generally staffed by the manager, a full-time associate and two to four part-time associates depending on sales volume. The departments employ temporary associates during peak selling seasons such as Christmas. Each department is open for business during the same hours as the warehouse club in which it operates. Except for extended hours during certain holiday seasons, Sam's is generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., 9:30 a.m. to 7:00 p.m. on Saturdays and 12:00 noon to 6:00 p.m. on Sundays.

         The department manager reports to a district manager. A district manager supervises between nine to eleven clubs and reports to a regional director. The Company presently has five regional directors who report to the Vice President of Field Operations.

         The fixtures and equipment located in the Company's departments generally consist of eight to ten showcases, four corner towers, a safe, a POS terminal, storage cabinets for merchandise and supplies, display elements, signage and miscellaneous equipment such as telephones, scales, calculators and diamond testers. In certain larger volume clubs, the department will have additional fixtures consisting of one or more of the following: two showcases, two towers or a center island display fixture.

         The Sam's Clubs are membership only, cash and carry operations. The Company's departments are required to accept only the forms of payment accepted by Sam's which presently includes cash, checks and Discover Card.

         The Company's departments operating in Pace accepted MasterCard and Visa until Sam's acquired these clubs. Sam's does not accept MasterCard or Visa and the Company was required to cease accepting these cards. The Company believes that this will have an adverse effect on sales in the former Pace Clubs in the short-term. Certain factors, such as the Sam's Clubs historical ability to attract a higher membership base and member traffic, may mitigate this adverse effect on sales in the long-term; however, there are no assurances that this will occur.

         Traditionally, a substantial portion of sales in the retail jewelry industry has been made at prices discounted from listed retail prices by emphasizing special events and sale prices. The Company endeavors to generally undersell competition while maintaining uniform prices, except where lower prices are necessary to meet local competition. The Company's objective is to maximize sales volume and inventory turn while minimizing expenses. The Company sells its merchandise at gross margin levels significantly below that of traditional retail jewelers and does not use the sales concepts of high initial markups followed by sale priced events using significant markdowns.
The Company will permanently markdown its program goods to clear out slow-moving or discontinued merchandise.

  DEPARTMENT COUNT

         The following table sets forth data regarding the number of departments which the Company operated:

                                   1991(a)         1992             1993(b)
                                   -------         ----             -------
Departments:
- -----------

Operated, beginning of period         0             87                114
Opened during period                 91             28                339
Closed during period                  4              1                 35
Operated, end of period              87            114                418
                                    ---            ---                ---
Net increase                         87             27                304
                                    ===            ===                ===

(a) In April, 1991, the lease arrangement with Pace commenced. Includes the initial conversion of 62 Pace locations and the subsequent acquisition of 19 Price Savers Clubs by Pace.

(b) Includes the initial conversion of 315 Sam's retail departments and the closing of 30 locations as a result of Pace ceasing operations.

         Generally the Company's departments have been between 260 and 275 of square feet of selling space usually located in higher traffic areas of the clubs near or adjacent to the cart rails, front entrances or check out areas of the clubs.

  PERSONNEL AND TRAINING

         The Company considers its associates to be one of the most important aspects of its ability to successfully carry out its business objectives and intends to devote a substantial amount of resources to support its associates with training programs, technology and facilities. The Company has implemented a comprehensive training program covering its relationship selling techniques, member service skills, product knowledge and operational procedures. The Company compensates its associates at rates it believes are competitive in the discount retail industry and seeks to motivate its associates through a flexible incentive program. The flexible incentive program is not based on the typical commission system (i.e. % of sales revenue), but rewards the associate for exceeding target sales levels or meeting other criteria which the Company establishes from time to time.

  ADVERTISING AND PROMOTION

         In accordance with the Sam's philosophy, the Company does not promote its products sold in the departments by direct mail catalogs, newspaper or other periodical advertising or the broadcast media. The Company does utilize promotional materials such as signage, banners and takeaway brochures within the clubs to promote its products. The Company also advertises in connection with its licensed products.

         During the fourth quarter of 1993, the Company did advertise in newspapers and radio for promotional events in the Pace clubs. Such advertising ceased with the acquisition of the Pace clubs by Sam's.

DISTRIBUTION

         The Company's retail departments receive the majority of their merchandise directly from distribution warehouses located in Sunrise, Florida. Merchandise is shipped from the distribution warehouses utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to the retail departments from suppliers. The Company anticipates increasing the amount of merchandise shipped directly from suppliers in the future. The Company transfers merchandise between retail departments to balance inventory levels and to fulfill customer requests.

        During 1993, the Company operated three distribution warehouses in Sunrise, Florida to distribute merchandise to its retail departments. The Company's primary distribution warehouse located in the same facility with the corporate headquarters was principally utilized to warehouse and distribute diamonds and gemstones, gold products and fine watches. The Company's two satellite warehouses were utilized to distribute promotional watches and sunglasses, fine writing instruments, fragrances and collectibles.

         During 1993, the Company began construction of a new 123,000 square foot distribution center in Sunrise, Florida. The new distribution center was substantially completed in March 1994 and the consolidation of warehousing and distribution activities previously handled by the three separate distribution warehouses is projected to be completed by June 1994.

  WHOLESALE OPERATIONS

         The Company's wholesale shipments are processed through its distribution warehouses in Sunrise, Florida and regional centers in Miami, Florida and Los Angeles, California.

         The Company operates a distribution facility in Mexico City, Mexico; this facility warehouses and distributes merchandise sold to Club Aurrera.

         The Company does not believe that the dollar amount of unfilled orders is significant to an understanding of the Company's business due to the relatively short time between receipt of a customer order and shipment of the product.

COMPETITION

         The Company's competitors include foreign and domestic jewelry retailers, national and regional jewelry chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service. With the increase in the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

REGULATION

         The Company utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamonds and other raw materials from foreign sources.

         Jan Bell bears certain risks in purchasing parallel marketed goods which include a substantial portion of watches and other accessories. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark infringement by purchasers and sellers of parallel marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, or, if any such claims or suits are initiated, as to the results thereof. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. For instance, a court recently issued an order enjoining the customs service from enforcing a regulatory exception regarding foreign made goods that bear a trademark identical to a valid United States trademark but which are materially physically different. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply, although the cost of certain products may increase or their availability may be lessened.

  EMPLOYEES

        As of March 5, 1994, the Company employed approximately 1,490 persons on a full-time basis, including approximately 920 in regional and local sales, (primarily the Sam's retail locations) 350 in inventory, distribution and manufacturing and 220 in administrative and support functions. In addition, the Company also employed approximately 920 persons on a part-time basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

  PROPERTIES AND LEASES

        The Company's corporate headquarters and primary distribution facility are owned by the Company and located on 3.7 acres in a 60,000 square foot building in Sunrise, Florida. The Company owns an additional
11.1 acres adjacent to the existing facility. A 123,000 square foot building for use primarily in distribution and shipping was substantially completed during March 1994. The Company leases an aggregate of 26,402 square feet of warehouse space in Sunrise, Florida for shipping and distribution and approximately 3,000 square feet of office space in Miami, Florida. Such leases are expected to be terminated during April 1994.

         The Company leases approximately 5,500 square feet of office and warehouse space in Los Angeles, California. Such lease expires in March 1995.

        The Company leases one distribution and one office facility with an aggregate of approximately 7,000 square feet in Mexico City pursuant to leases which expire in May 1994. The Company leases facilities in Israel of 3,800 square feet for manufacturing and 1,140 square feet for production and offices.

         As of March 25, 1994, the Company has leased department operations at 424 Sam's club's located in 48 states throughout the United States and Puerto Rico. The typical leased department consists of approximately 266 square feet.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is from time to time involved in litigation incident to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that all litigation currently pending to which the Company is a party will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Jan Bell are:

         Name                     Age              Position                          Year Joined Jan Bell
         ----                     ---              --------                          --------------------
         Alan H. Lipton           43               CEO and President                          1983

         Eliahu Benshmuel         51               Executive V.P. of                          1991
                                                   Procurement, Watches
                                                   & Accessories

         Richard W. Bowers        42               Sr. Executive V.P.,                        1991
                                                   Secretary and General Counsel

         Jon E. Fuller            38               COO and Executive V.P.                     1993
                                                   of Operations

         Frank S. Fuino, Jr.      47               CFO and Executive V.P. of                  1993
                                                   Finance

         Donovan H. Larsen        58               Executive V.P. of                          1993
                                                   Merchandising and General
                                                   Merchandise Manager


ALAN H. LIPTON

        Mr. Lipton has been a Director of the Company and its predecessors since 1983, the President from 1983 and the Chief Executive Officer since July 1987.

ELIAHU BENSHMUEL

         Mr. Benshmuel has been a Director of the Company since June, 1993 and has been Executive Vice President of Procurement - Watches and Accessories since May 1993. Mr. Benshmuel had been Director of the Watch Division of Jan Bell since September 1991. From 1990 to September 1991, Mr. Benshmuel was President of Big Ben '90, a watch joint venture formed with the Company. Prior to this, Mr. Benshmuel was engaged in the marketing and sale of watches with Big Ben Corporation based in Miami.

RICHARD W. BOWERS

         Mr. Bowers has been the Senior Executive Vice President and General Counsel of Jan Bell since May 1991, Vice Chairman of the Board since July 1991 and Secretary since September 1992. Prior to such time, he was engaged in the private practice of law with the firm of Gaston & Snow.

JON E. FULLER

        Mr. Fuller was appointed Executive Vice President of Operations and Chief Operating Officer of Jan Bell in May 1993. From June 1982 to May 1993, Mr. Fuller was with the accounting firm of Deloitte & Touche.

FRANK S. FUINO, JR.

         Mr. Fuino was appointed Executive Vice President of Finance and Chief Financial Officer of Jan Bell in May 1993. From January 1992 to April 1993, Mr. Fuino was an independent consultant providing financial services. From June 1988 to January 1992, Mr. Fuino served as a reorganization and management specialist for various corporations. Prior to this, Mr. Fuino served in various capacities, including Vice President and Treasurer for Allied Stores Corporation from May 1977 to September 1987.

DONOVAN H. LARSEN

        Mr. Larsen was appointed Executive Vice President of Merchandising and General Merchandise Manager in December 1993. From July 1990 to December 1993, Mr. Larsen was the Assistant Vice President with Service Merchandise. Mr. Larsen was Vice President of Sales at Gruen Marketing Corp. from August 1986 to July 1990.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has been listed on the American
Stock Exchange since the Company's initial public offering in August 1987. The following table sets forth for the periods indicated the range of sales prices per share on the American Stock Exchange Composite Tape as furnished by the National Quotation Bureau, Inc.

Calendar Year                                         High     Low
- -------------                                         ----     ---
1993
         First Quarter .............................. $20.63   $14.88
         Second Quarter .............................  18.38    13.25
         Third Quarter ..............................  14.00     8.50
         Fourth Quarter .............................  13.13     8.63

1992
         First Quarter .............................. $18.13   $13.75
         Second Quarter .............................  17.00    12.88
         Third Quarter ..............................  16.75    12.50
         Fourth Quarter .............................  23.00    13.75

         The last reported sales price of the Common Stock on the American Exchange Composite Tape on March 25, 1994 was $6.75. On March 25, 1994, the Company had 835 stockholders of record.

         The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company's bank lines and senior debt prohibit dividend payments.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                  1993              1992           1991          1990      1989
- -----------------------------------------------------------------------------------------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:

Net Sales                         $275,177         $333,521         $224,261     $177,246  $181,366
 Less: Effect of
 Sam's agreement (1)                99,718              ---              ---          ---       ---
                                  --------         --------         --------     --------  --------
                                   175,459          333,521          224,261      177,246   181,366
                                  --------         --------         --------     --------  --------

Cost of Sales                      245,310          276,872          184,447      151,466   149,199
 Less: Effect of
 Sam's agreement (1)                79,687              ---              ---          ---       ---
                                  --------         --------         --------     --------  --------
                                   165,623          276,872          184,447      151,466   149,199
                                  --------         --------         --------     --------  --------

Gross profit                         9,836           56,649           39,814       25,780    32,167
Selling, general and
 administrative expenses            44,492           34,826           23,685       15,093     7,560
Other costs (2)                     10,217              ---            6,440          ---       ---
                                  --------         --------         --------     --------  --------
Income (loss) before interest,
 taxes and minority interest       (44,873)          21,823            9,689       10,687    24,607
Interest expense                     3,195              916            2,419          757       390
Interest and other income              635              550            3,033        3,444     2,147
                                  --------         --------         --------     --------  --------
Income (loss) before income
 taxes and minority interest       (47,433)          21,457           10,303       13,374    26,364
Provision (benefit) for income
 taxes                             (11,709)           6,682            2,674        4,052     9,896
Minority interest in consolidated
  joint venture                       ---               ---              684        2,569       ---
                                  --------         --------         --------     --------  --------
Net income (loss)                 $(35,724)        $ 14,775         $  6,945     $  6,753  $ 16,468
                                  --------         --------         --------     --------  --------
Net income (loss) per common
 share                            $  (1.40)             .59              .31          .30       .82
                                  ========         ========         ========     ========  ========

BALANCE SHEET DATA (AT PERIOD END):

Working capital                   $174,496         $198,043         $140,855     $154,148  $160,024
Total assets                       312,254          301,958          228,833      208,898   194,141
Notes payable                       33,496           33,047              ---       18,001         2
Stockholders' equity               205,382          234,974          208,248      172,940   173,906

- --------------------------

(1) As a result of the new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which was subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings.

(2) Other costs in 1993 are approximately $6.0 million in one-time charges related to the Sam's agreement and other retail transition costs, and charges of $4.2 million related to compensation costs in connection with the departure of Mr. Mills as Chairman of the Board. Other costs in 1991 include expenses of $2.0 million incurred as a result of the terminated acquisition of Michael Anthony Jewelers, Inc. in August of that year, and $4.4 million for the settlement of the class action litigation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  A YEAR OF TRANSITION

        In early 1991, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's Wholesale Club ("Sam's") locations for a two year period ending in February 1993. During 1992, the term of the agreement was extended to February 1997. Goods were sold to Sam's and revenues were recognized when goods were shipped to Sam's.

        In May 1993, the Company commenced its transition to a fully-integrated retailer in the wholesale club industry by entering into an agreement with Sam's to operate an exclusive leased jewelry department at all existing and future Sam's locations through February 1, 1999. The operational rollout began on September 21, 1993 and was completed on October 28, 1993, during which time the Company took over the operations of the then existing 331 jewelry departments at Sam's.

        Under the terms of the agreement, the Company repurchased Sam's existing inventory which included goods that Sam's had previously purchased from the Company as well as from other vendors. In addition, as consideration for this agreement, the Company paid to Sam's a one-time fee of $7.0 million which is being amortized by the Company over the term of the contract and will pay a tenancy fee to Sam's of 9 1/4% of future net sales.

        As a result of this new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. The Company had previously estimated the amount of inventory subject to repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings which was recorded in the first quarter of 1993. In connection with the transition to become a fully-integrated retailer, Jan Bell also incurred approximately $6.0 million (included in "Other Costs") additional one-time charges for costs such as hiring and training personnel, systems implementations, other activities related to commencing operations under the new agreement, the transition to primarily retail operations, and a valuation adjustment for certain inventory acquired which Sam's had purchased from other vendors. Of this amount, $805,000 was recorded in the third quarter of 1993 and the balance during the fourth quarter.

        When the Company began operating the departments, its operating expenses increased significantly for items such as payroll, tenancy, interest costs associated with the inventory repurchase and other costs typically associated with retail operations. The Company believes that although these incremental operating expenses will be offset in part by the incremental margin the Company will achieve as a result of selling at retail rather than wholesale prices, sales increases will also be necessary. Although this arrangement is resulting in an initial negative impact on earnings, management believes that this arrangement will further strengthen the Company's relationship with Sam's and better position the Company for growth. In addition, this agreement will provide the Company with the ability to generate increased sales by having its own trained and incentivised sales force behind the counter. It will also enable the Company to control inventory levels while expanding into new product lines.

        In 1991, the Company signed an agreement with Pace Membership Warehouses ("Pace") to operate departments at all present and future Pace locations and to merchandise fine jewelry, watches, fragrances, fine writing instruments and sunglasses on an exclusive basis until January 1997. The Pace agreement required payments based upon a percentage of monthly net sales subject to an adjustment based on Pace total merchandise sales growth.

        In early November 1993, Wal-Mart Stores, Inc. announced that it would purchase in late 1993 most of the Pace locations and would operate them as Sam's. The Pace locations not being acquired would be closed. As of the date of the announcement, Jan Bell was operating the jewelry department at all 117 Pace locations, of which 30 were closed after the Christmas selling season and 87 were converted to Sam's during January 1994. Jan Bell continues to operate its jewelry departments in the converted locations in accordance with the terms of leased department arrangement with Sam's. Included in selling, general and administrative expenses are $648,000 in direct costs associated with the Pace location closings.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of net sales for certain items in the Company's Statements of Operations:

                                                                                 Income and Expense Items as a
                                                                                   Percentage of Net Sales(1)
                                                                                 -----------------------------
                                                                                    Years Ended December 31,
                                                                             1993             1992             1991
                                                                             ----             ----             ----
Net sales (1)                                                                100.0%           100.0%           100.0%
Cost of sales (1)                                                             89.1             83.0             82.2
                                                                             -----            -----            -----
Gross profit (1)                                                              10.9             17.0             17.8
Net effect of Sam's agreement                                                 (7.3)             --               --
                                                                             -----            -----            -----
Gross profit                                                                   3.6             17.0             17.8
Selling, general and administrative
 expenses                                                                     16.2             10.5             10.6
Other costs                                                                    3.7              --               2.9
                                                                             -----            -----            -----
Income (loss) before interest, taxes and
 minority interest                                                           (16.3)             6.5              4.3
Interest expense                                                               1.2               .3              1.1
Interest and other income                                                       .2               .2              1.4
                                                                             -----            -----            -----
Income (loss) before income taxes
 and minority interest                                                       (17.3)             6.4              4.6
Provision (benefit) for income taxes                                          (4.3)             2.0              1.2
Minority interest                                                             --                --                .3
                                                                             -----            -----            -----
Net income (loss)                                                            (13.0)%            4.4%             3.1%
                                                                             =====            =====            =====

(1)     Excluding effect of Sam's agreement.

  SALES

        In 1993, net sales (excluding the effect of the Sam's agreement) decreased $58.3 million following an increase of $109.3 in 1992 from 1991. Approximately 85% of 1993 net sales were derived from the combined retail operations of Sam's and Pace. The remaining 15% was from the Company's wholesale operations in Mexico, Israel and the United States.

        The operational rollout at Sam's commenced on September 21, 1993 and was completed on October 28, 1993. Until such time as the Company began operating the departments, the Company continued to ship and bill Sam's under the same terms as it did prior to the new agreement. However, beginning with the second quarter of 1993, Jan Bell recognized sales and costs of sales as goods were sold to the club member rather than when goods were shipped to Sam's. The sales continued to be recorded at Jan Bell's selling price to Sam's until such time as Jan Bell began operating the departments at which point sales began to be recorded at retail prices to the club member.

        The transition period had a significant adverse impact on the Company financially. Sales prior to the rollout were lost due to certain factors, including reduced merchandise levels, lower staffing levels by Sam's personnel and a decline in the number of promotional events. These factors, when combined with the closing of 30 Pace locations and the resultant loss of sales even prior to the closings and the overall decline in same store sales at the warehouse clubs, were the primary factors contributing to the 1993 sales decline.

        Wholesale sales to customers other than Sam's were $42 million in 1993 compared to $64 million in 1992 as the Company concentrated its focus on the transition with Sam's.

        The Company believes that current and future promotional events are an important response to consumer demand based upon providing quality and value at low prices. Promotional events must constantly be updated and evaluated for consumer demand and involve significant operating and marketing efforts. Promotional events were significantly curtailed during 1993, and the Company is working closely with Sam's towards developing new events, consistent with Sam's merchandising philosophy.

        The 1992 sales increase was primarily a result of expanded volume of goods sold, principally from the expansion of existing business as well as additional locations with core customers and an increase in promotional sales events.

        Future sales may be adversely impacted by uncertain general economic conditions, the level of spending in the wholesale club environment and changes to the Company's existing relationship with Sam's. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

  COST OF SALES

        Gross margin in 1993 (excluding the effect of the new agreement with Sam's) was 10.9% compared to 17.0% and 17.8% in 1992 and 1991, respectively. Gross margin for the nine months ended September 30, 1993 was 16.8%, but declined to 4.8% in the fourth quarter of 1993 resulting in the 10.9% margin for the year.

        The fourth quarter margins were primarily impacted by a number of significant factors including the following; First, as a result of purchasing more inventory than anticipated under the Sam's agreement, the Company had to liquidate third party merchandise at below normal margin levels. Second, during the fourth quarter the Company recorded a provision for shrinkage which approximated 5% of sales. The Company recognizes that the level of shrinkage is unacceptable and believes this amount to be primarily related to transition issues. The Company has enhanced its control procedures related to inventory shrinkage and believes that significant improvement will be achieved in 1994. Third, as a result of the inventory repurchase from Sam's, the Company's normal fourth quarter purchases and manufacturing of inventory were significantly curtailed. Due to the lower than normal level of inventory production, certain costs which would normally relate to inventory production were charged directly to cost of sales. Finally, due to the high inventory levels, the Company determined that reserves had to be established during the fourth quarter to address slow moving, valuation and damaged inventory issues.

        The decrease in gross margin in 1992 was a result of several factors, none of which were individually significant.

        To reduce its exposure to the effects of changes in the price of its gold inventories, the Company hedges its gold positions and commitments with gold futures contracts. Accordingly, changes in the market value of gold during the holding period are generally offset by changes in the market value of the futures contracts. As a result of the Company's conversion to a retailer from a wholesaler, the Company is in the process of evaluating the need for continued hedging.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased by $9.7 million in 1993 from 1992 and $11.1 million in 1992 from 1991. Of the 1993 increase, $1.8 million was incurred during the nine months ended September 30, 1993, while the remaining increase of $7.9 million was incurred during the fourth quarter of 1993. The increase as of September 30, 1993 reflected the higher costs associated with servicing approximately 100 additional retail locations in 1993 versus 1992. The fourth quarter increase was primarily attributable to the payroll and other costs related to the Sam's leased department operation and also includes $648,000 in costs related to the Pace location closings. The increase in 1992 was due primarily to the payroll and related costs associated with the increase in the Pace retail operations as well as costs associated with product marketing and development.

        Future expenses will continue to be impacted by costs associated with the Sam's leased department operation, expenditures related to expansion of management, systems and controls, and costs associated with new marketing concepts, other promotional events and product development.

OTHER COSTS

        Included in Other Costs are the previously mentioned $6.0 million of charges related to the Sam's agreement and retail transition. Also included in Other Costs are charges of $4.2 million related to the compensation costs in connection with the departure of Mr. Mills as Chairman of the Board of Directors on March 29, 1994, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.

 INTEREST AND OTHER INCOME AND INTEREST EXPENSE

        Interest and other income was $635,000 in 1993, $550,000 in 1992 and $3.0 million in 1991. The increase in 1993 is not deemed to be significant. The decrease for 1992 reflects the decline of interest income resulting from the non-interest bearing refundable deposit of $17.8 million established as a result of the Company's agreement with Sam's, and an overall drop in interest rates.

        Interest expense in 1993 increased to $3.2 million from $0.9 million in 1992. The increase primarily is attributable to the $33.5 million (net of debt financing costs) long-term debt which was outstanding for all of 1993, and only for three months in 1992. In addition, average short-term borrowings increased to $5.6 million in 1993 from $4.1 million last year. Interest expense decreased to $0.9 million in 1992 from $2.4 million in 1991 as the Company reduced its need for short-term borrowings through improved timing of the purchase of its inventories and lower interest rates.

  INCOME TAXES

        The Company's provision (benefit) for income taxes were (24.7%), 31.1% and 25.9% of income before income taxes for the years ended 1993, 1992 and 1991, respectively. The Company will have a federal net operating loss carryforward, after carryback, of approximately $12.6 million, and state net operating loss carryforward of approximately $48.2 million. The Federal net operating loss carryforward expires in 2008 and the state net operating loss carryforward expires beginning in 1998 through 2008. The Company also will have an alternative minimum tax credit carryforward of $794,000 to offset future federal income taxes. The changes in the effective rates primarily relate to the level of earnings in 1993, 1992 and 1991 of the Company's subsidiaries in Israel in relation to consolidated earnings. When the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Encouragement of Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. This benefit allows a favorable tax rate ranging from zero to ten percent during the first ten years in which the subsidiary recognizes a profit. The "approved enterprise" benefit is available to the Company until the year 2000. The Company has not provided for federal and state income taxes on earnings of foreign subsidiaries which are considered
indefinitely invested.   The Company adopted Statement of Financial

Accounting Standards No. 109 ("Accounting for Income Taxes"), effective January 1, 1993. Such adoption did not have a material effect on the financial statements. See Note H to the Financial Statements.

  INVENTORY LEVELS

        As of December 31, 1993, the Company had $177.5 million of inventory, an increase of $70.8 million over 1992. Although a significant portion of the increase is attributable to becoming a fully integrated retailer, inventory levels are in excess of desired levels and the Company expects that it will experience margin pressures during the first nine months of the new year as inventory is reduced to such levels.

        The primary area of overstock in inventory is watches. At year-end approximately 35% of inventory was watches compared to 39% in 1992. However, watch sales as a percent of total net sales decreased to 26% in 1993 from 38% in 1992. The Company believes that watch sales as a percent of total net sales will further decline in 1994. As a result, the Company has significantly curtailed its watch purchases, has developed a number of promotional events based on existing inventory and is utilizing its wholesale operation to sell watch inventory.

  LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1993, cash and cash equivalents totalled $30.2 million and the Company had no short-term borrowings outstanding under its revolving credit facility. However, the Company owed Sam's approximately $42.5 million, of which $33.4 million is for inventory repurchased from Sam's and $9.1 million, which is included in accounts payable, is for certain third-party merchandise acquired by the Company from Sam's. Final payment of these amounts is due in May 1994.

        Working capital decreased by $23.5 million in 1993. The decrease is reflective of the loss sustained in 1993 and capital expenditures of $12.0 million.

        A refundable non-interest bearing cash deposit of $17.8 million was posted with Sam's in 1991 in consideration for the Company becoming the primary jewelry vendor over the term of the agreement and any renewals. In July 1992, the Company and Sam's agreed to reduce the amount of the deposit to be refunded to $15.8 million. The $2 million reduction represented a payment for the extension of the agreement for a three year period from February 1, 1994 to February 1, 1997. The aggregate $17.8 million was applied towards the $7.0 million one-time fee and the repurchased inventory.

        The Company has partially financed its inventory and accounts receivable with short-term borrowings. During 1993, 1992 and 1991, the Company's peak levels of inventory and accounts receivable were $275.5 million, $224.2 million and $152.5 million and peak outstanding short-term borrowings pursuant to lines of credit were $20.0 million, $29.4 million and $30.4 million respectively. Average amounts of outstanding short-term borrowings for the respective years were $5.6 million, $4.1 million and $21.0 million.

        The Company has historically financed its working capital requirements through a combination of proceeds of public offerings, internally generated cash, short-term borrowings under bank lines of credit and a senior note placement. The Company finalized in August 1992 a $50 million, two year unsecured revolving bank credit facility. The bank facility, which was due to expire in August 1994 and bears interest at the bank's prime rate or two percent over LIBOR (London Interbank Offered credit) or the applicable secondary CD rate, was renewed for $25 million and extended to February 1, 1995. In addition, the Company is seeking renewal of the remaining $25 million. In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Semi-annual interest payments on the notes began in April 1993 and annual principal payments of $6.5 million commence in April 1996 with a final $9.0 million principal payment due in October 1999. Each of the agreements requires the Company to maintain various financial ratios and covenants and prohibit dividend payments. The Company has obtained waivers and amendments for less restrictive levels related to covenants with which the Company did not comply as a result of the 1993 loss. See Note F to the Financial Statements.

        The Company's net capital expenditures were $12.0 million in 1993 and $6.7 million in 1992. The increase was primarily attributable to costs associated with the new distribution facility and fixturization costs associated with Sam's retail locations. Funds will continue to be required to expand management systems, controls and physical facilities. Funding is anticipated to come from operations, bank lines of credit or the capital markets. In addition, the Company believes its asset management program, which is primarily focused on reducing the working capital requirements of the Company by eliminating excess inventory, will represent a significant source of funds in 1994.

  EFFECTS OF INFLATION

        Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. During 1993, gold prices increased $65.60 per ounce, or 20.0% percent, and in 1992 they had decreased by $24.00 per ounce, or 6.8%. The Company's sales volume and net income are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. In general the Company has historically sought to protect its gold inventory against gold price fluctuations through its hedging transactions. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories. The Company is in the process of evaluating the need for continued hedging due to its transition from being primarily a wholesale operation to being primarily a retail operation.

        The Company's selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

  CHANGE IN FISCAL YEAR

        In February 1994, the Company determined to change its fiscal year from December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January. The first such fiscal year began on January 31, 1994 and will end on January 29, 1995. The period from January 1, 1994 to January 30, 1994 will be reported on Form 10-Q for the first quarter ending May 1, 1994 of the new fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX                                               Page No.
Independent Auditors' Report ..........................................         31

Consolidated Balance Sheets as of
     December 31, 1993 and 1992 .......................................         32

Consolidated Statements of Operations for
     Each of the Three Years in the
     Period Ended December 31, 1993 ...................................         33

Consolidated Statements of Stockholders'
     Equity for Each of the Three
     Years in the Period Ended
     December 31, 1993 ................................................         34

Consolidated Statements of Cash Flows
     for Each of the Three Years
     in the Period Ended December 31, 1993 ............................         35

Notes to Consolidated Financial Statements.............................         37

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida



We have audited the accompanying consolidated balance sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





Certified Public Accountants
Fort Lauderdale, Florida

March 31, 1994

                           JAN BELL MARKETING, INC.
                         CONSOLIDATED BALANCE SHEETS
         (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                DECEMBER 31,
                                                                    -------------------------------------
                                                                         1993                   1992
                                                                    --------------          -------------
                          ASSETS

Current Assets:
Cash and cash equivalents                                              $ 30,178              $ 49,634
Accounts receivable (net of
  allowance for doubtful
  accounts and sales returns
  of $3,428 and $5,005)                                                  22,064                66,794
Inventories (Notes C and D)                                             177,538               106,739
Refundable income taxes (Note H)                                         15,075                 5,387
Prepaid expenses                                                          1,103                 1,344
Other current assets                                                      1,914                 2,082
                                                                       --------              --------
    Total current assets                                                247,872               231,980

Property, net (Note E)                                                   28,846                20,804
Excess of cost over fair
  value of net assets acquired                                           27,850                28,979
    (Notes C and G)
Customer deposit (Note B)                                                  ---                 15,822
Other assets (Note B)                                                     7,686                 4,373
                                                                       --------              --------
                                                                       $312,254              $301,958
                                                                       ========              ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                       $ 29,339              $ 25,851
Accrued expenses                                                          8,734                 4,122
Accrued lease payment                                                     1,877                 1,882
Liability for inventory
 repurchased (Note B)                                                    33,426                  ---
Deferred income taxes (Note H)                                             ---                  2,082
                                                                       --------              --------
    Total current liabilities                                            73,376                33,937
                                                                       --------              --------

Long-term debt (Note F)                                                  33,496                33,047
                                                                       --------              --------

Commitments and contingencies (Note I)

Stockholders' Equity (Notes I and K)
Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,851,738 and 26,553,664
  shares issued                                                               3                     3
Additional paid-in capital                                              180,367               182,158
Retained earnings (Note F)                                               28,871                64,595
                                                                       --------              --------
                                                                        209,241               246,756
Treasury stock, at cost
 (1,120,700 shares)                                                        ---                 (8,468)
Deferred compensation                                                    (3,859)               (3,314)
                                                                       --------              --------
                                                                        205,382               234,974
                                                                       --------              --------
                                                                       $312,254              $301,958
                                                                       ========              ========

                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                               Years ended December 31,
                                                   -------------------------------------------------
                                                        1993             1992             1991
                                                   -------------------------------------------------
Net sales                                             $275,177        $333,521        $224,261
Less:
 Effect of Sam's
  agreement (Note B)                                    99,718           ---            ---
                                                      --------        --------        --------
                                                       175,459         333,521         224,261
                                                      --------        --------        --------

Cost of sales                                          245,310         276,872         184,447
Less:
 Effect of Sam's
  agreement (Note B)                                    79,687           ---             ---
                                                      --------        --------        --------
                                                       165,623         276,872         184,447
                                                      --------        --------        --------

Gross profit                                             9,836          56,649          39,814
Interest and other
  income                                                   635             550           3,033
                                                      --------        --------        --------
                                                        10,471          57,199          42,847
Selling, general and
 administrative
 expenses                                               44,492          34,826          23,685
Other costs (Notes B and J)                             10,217             ---           6,440
Interest expense                                         3,195             916           2,419
                                                      --------        --------        --------
Income (loss) before income
 taxes and minority interest                           (47,433)         21,457          10,303
Income tax provision
 (benefit) (Note H)                                    (11,709)          6,682           2,674
Minority interest                                          --              ---             684
                                                      --------        --------        --------
Net income (loss)                                     $(35,724)       $ 14,775        $  6,945
                                                      ========        ========        ========
Net income (loss) per
 common share                                         $  (1.40)       $    .59        $    .31
                                                      ========        ========        ========
Weighted average number
 of common shares                                   25,484,544      25,164,798      22,624,956
                                                    ==========      ==========      ==========





                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND SHARE DATA)


                                             Common                                                                        Total
                                             Shares         Common   Paid-in      Retained     Treasury     Deferred   Stockholders'
                                             Issued         Stock    Capital      Earnings       Stock    Compensation     Equity
                                           -----------      ------  -----------  -----------   --------   ------------ -------------
Balance at December 31, 1990               22,346,131       $   2    $138,531     $ 42,875     $(8,468)                    $172,940
  Purchase plan exercise                        4,142                      25                                                    25
  Exercise of options                         126,819                   1,051                                                 1,051
  Issuance of common stock                  2,646,688           1      26,246                                                26,247
  Stock bonus plan issuance                   325,000                   4,392                             $(4,392)              ---
  Tax benefit on exercise of
   stock options                                                          243                                                   243
  Amortization of deferred
   compensation                                                                                               797               797
  Net income                                                                         6,945                                    6,945
                                           ----------       -----    --------     --------     --------   -------          --------
Balance at December 31, 1991               25,448,780           3     170,488       49,820      (8,468)    (3,595)          208,248
  Purchase plan exercise                       12,101                     133                                                   133
  Exercise of options                         844,178                   8,132                                                 8,132
  Issuance of common stock                     63,688                     550                                                   550
  Exercise of warrants                        141,717
  Stock bonus plan issuance                    43,200                     584                                (584)              ---
  Tax benefit on exercise of
   stock options                                                        2,271                                                 2,271
  Amortization of deferred
   compensation                                                                                               865               865
  Net income                                                                        14,775                                   14,775
                                           ----------       -----    --------     --------     --------   -------          --------
Balance at December 31, 1992               26,553,664           3     182,158       64,595      (8,468)    (3,314)          234,974
  Purchase plan exercise                       12,236                     112                                                   112
  Exercise of options                          37,580                     323                                                   323
  Issuance of common stock                     63,688                     550                                                   550
  Stock bonus plan issuance                   331,500                   5,925                              (5,925)
  Repurchase of common stock                                                                      (258)                        (258)
  Retirement of treasury stock             (1,149,500)                 (8,726)                   8,726
  401(k) Plan contribution                      2,570                      25                                                    25
  Amortization of deferred
   compensation                                                                                             5,380             5,380
  Net loss                                                                         (35,724)                                 (35,724)
                                           ----------       -----    --------     ---------    --------   -------          --------
Balance at December 31, 1993               25,851,738       $   3    $180,367     $ 28,871     $ - 0 -    $(3,859)         $205,382
                                           ==========       =====    ========     ========     ========   =======          ========







                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)


                                                                            Years ended December 31,
                                                            ----------------------------------------------------
                                                                  1993             1992              1991
                                                            ----------------------------------------------------
Cash flows from operating
  activities:
  Cash received from customers                                 $319,907        $ 303,951         $222,541
  Cash paid to suppliers and
   employees                                                   (324,893)        (296,273)        (210,699)
  Interest and other income
   received                                                         635              411            2,313
  Interest paid                                                  (3,195)          (  348)          (1,982)
  Income tax refunds received                                     4,297             ---              ---
  Income taxes paid                                              (3,798)          (9,109)          (3,333)
  Cash paid for
   customer deposit                                                ---              ---           (17,822)
                                                               --------        ---------         --------
Net cash (used in)
   operating
   activities                                                    (7,047)          (1,368)          (8,982)
                                                               --------        ---------         --------
Cash flows from investing
   activities:
   Capital
   expenditures -- net                                          (12,611)          (6,693)          (4,388)
  Acquisition costs                                                ---              ---              (600)
  Increase in other assets                                         ---              (966)            (615)
                                                               --------        ---------         --------
Net cash (used in) investing
    activities                                                  (12,611)          (7,659)          (5,603)
                                                               --------        ---------         --------
Cash flows from financing
   activities:
  Net (repayments) borrowings
   under lines of credit                                           ---              ---           (18,001)
  Proceeds from long-term
   debt financing                                                  ---            35,000             ---
  Debt financing costs                                             ---            (1,953)            ---
  Proceeds from exercise
   of options                                                       323            8,132            1,294
  Proceeds from issuance of
   common stock                                                      25             ---              ---
  Stock purchase plan payments
   withheld                                                         112              104               61
  Distribution of minority
   interest                                                        ---              ---            (2,569)
  Purchase of treasury stock                                       (258)            ---              ---
                                                               --------         --------         --------
Net cash provided by
   (used in) financing
    activities                                                      202           41,283          (19,215)
                                                               --------         --------         --------
Net increase (decrease) in cash
  and cash equivalents                                          (19,456)          32,256          (33,800)
Cash and cash equivalents at
   beginning of year                                             49,634           17,378           51,178
                                                               --------         --------         --------
Cash and cash equivalents at
   end of year                                                 $ 30,178         $ 49,634         $ 17,378
                                                               ========         ========         ========

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)
                                  (CONTINUED)


                                                                            Years ended December 31,
                                                            --------------------------------------------------
                                                                       1993           1992             1991
                                                            ---------------------------------------------------
Reconciliation of net income (loss)
 to net cash (used in)
 operating activities:
  Net income (loss)                                                $(35,724)        $14,775          $  6,945
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization                                                       6,761           5,076             3,893
  Minority interest in
   consolidated joint venture                                           ---            ---                685
  Stock compensation expense                                          5,929           1,415             1,346
  Debt financing costs                                                  449            ---               ---
(Increase) decrease
   in assets:
    Accounts receivable
     (net)                                                           44,730         (29,571)           (1,721)
    Inventories                                                     (70,799)         (4,348)           (8,922)
    Refundable income taxes                                          (9,688)           ---               ---
    Prepaid expenses                                                    241            (536)              937
    Other assets                                                     (4,207)         (1,559)            1,206
    Customer deposit                                                 15,822            ---            (17,822)
  Increase (decrease) in
    liabilities:
    Accounts payable                                                  3,488          14,357             3,971
    Accrued expenses                                                  4,607           1,268             2,683
    Liability for inventory
      repurchased                                                    33,426            ---               ---
    Deferred income taxes                                            (2,082)         (2,245)           (2,183)
                                                                   --------         -------            ------
Net cash (used in)
  operating activities                                             $ (7,047)        $(1,368)         $ (8,982)
                                                                   ========         =======          ========




                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


A.  The Company:

        The Company is principally engaged in the sale of jewelry, watches and other consumer products through leased departments in wholesale clubs and through its own wholesale operations.

B.  Agreement with Sam's Wholesale Club:

        In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999. Under the terms of the Agreement, the Company repurchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets in 1993 and is being amortized over the term of the Agreement. The unamortized amount as of December 31, 1993 was approximately $6.7 million. The Company will pay Sam's a tenancy fee of 9 1/4% of future net sales.

        As a result of this new Agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. The Company had originally estimated the amount of inventory subject to be repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings which was recorded in the first quarter of 1993. In connection with the transition to become a fully-integrated retailer, Jan Bell also incurred approximately $6.0 million (included in "Other Costs"), including additional one-time charges for costs such as hiring and training personnel, systems implementations, other activities related to commencing operations under the new Agreement, and

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


the transition to primarily retail operations, and a valuation adjustment for certain inventory acquired which Sam's had purchased from other vendors. As of year end, the Company owed Sam's approximately $42.5 million, of which approximately $33.4 million is for inventory repurchased from Sam's and approximately $9.1 million which is included in accounts payable, for certain third party merchandise acquired by the Company from Sam's. Final payment of this amount is due in May 1994.

        A refundable non-interest bearing cash deposit of $17.8 million was paid with Sam's in 1991 in consideration for the Company becoming the primary jewelry vendor over the term of the agreement and any renewals. In July 1992, the Company and Sam's agreed to reduce the amount of the deposit to be refunded to $15.8 million. The $2.0 million reduction represented a payment for the extension of the Agreement for a three year period from February 1, 1994 to February 1, 1997. The aggregate $17.8 million was applied towards the $7.0 million one-time fee and the repurchased inventory.

        During 1991, the Company entered into an agreement with Pace Membership Warehouse ("Pace") to operate leased jewelry departments at all present and future Pace locations and to merchandise fine jewelry, watches, fragrances, fine writing instruments and sunglasses on an exclusive basis until January 1997. The Pace agreement required payments based upon a percentage of monthly net sales subject to an adjustment based on Pace total merchandise sales growth.

        In November 1993, Wal-Mart Stores, Inc. announced that it would purchase most of the Pace locations and operate them as Sam's. The Pace locations not being acquired would be closed. At that time, the Company was operating leased jewelry departments at all 117 Pace locations, 30 of which were closed and 87 were converted to Sam's during January 1994. The Company is operating leased jewelry departments in the converted Pace locations in accordance with the Sam's Agreement through February 1, 1999. Included in selling, general and administrative expenses are $648,000 in direct costs associated with the Pace location closings.

        Net sales to certain customer relationships which exceed ten percent of the Company's net sales for the respective periods were as follows:

                                                      Customer relationship (in thousands)
                                                     --------------------------------------
                                                          Sam's                  Pace
Years ended December 31,
  1993                                                  $169,686               $64,018
  1992                                                   200,067                69,498
  1991                                                   116,076                39,148

C.  Summary of Significant Accounting Policies:

        (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

        (2) Sales of Consignment Merchandise -- Income is recognized on the sale of consignment merchandise at such time as the merchandise is sold by the consignee.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        (3) Allowance for Sales Returns -- The Company generally gives its customers the right to return merchandise purchased by them and records an allowance for the amount of gross profit on estimated returns.

        (4) Hedging Activities -- The Company uses gold commodities futures contracts to hedge gold inventories. Commodity futures contracts are contracts for delayed delivery of commodities in which the seller agrees to make and the purchaser agrees to take delivery at a specified future date of a specified commodity, at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in commodity values and interest rates. Gains and losses on futures used to hedge gold inventories valued at cost are deferred and included in the determination of income upon disposition of such inventories. Gains and losses on futures contracts used to hedge gold inventories valued at market are included in the determination of income currently. At December 31, 1993, the Company had futures contracts maturing at various dates through December 1994 to purchase 277,000 ounces and sell 308,400 ounces of gold at various specified prices for an aggregate of $95.2 million and $120.6 million, respectively. U.S. Treasury securities with a carrying value of $500,000 and $350,000 at December 31, 1993 and 1992, respectively, have been pledged to cover margin requirements under futures contracts. The Company is in the process of evaluating the need for continued hedging activities due to its transition from being primarily a wholesale operation to being primarily a retail operation.

        (5) Inventories -- Inventories of precious and semi-precious stones and gem jewelry-related merchandise (and associated gold) watches, and other consumer products are valued at the lower of cost (first-in, first-out method) or market.

        Inventories of gold jewelry-related merchandise, exclusive of the gold component of precious and semi-precious gem jewelry related inventories, are valued principally at market, which includes adjustments for unrealized gains or losses.

        Costs of activities related to acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory.

        (6) Property -- Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        (7) Income Taxes -- The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") effective January 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1988. During 1993, the Company provided deferred taxes in accordance with SFAS No. 109 for the future effects on income taxes of temporary differences between financial reporting and tax bases of assets and liabilities.

        (8) Net Income (Loss) Per Common Share -- Net income (loss) per common share is based upon the weighted average number of shares of common stock outstanding in each period, adjusted for the dilutive effects, if any, of options granted under the Company's option plans.

        (9) Cash and Cash Equivalents -- For the purpose of the statements of cash flows, the Company considers all highly-liquid investments purchased with maturities of three months or less to be cash equivalents.

        (10) Cost in Excess of Fair Value of Assets Acquired -- Cost in excess of fair value of assets acquired, which arises from acquisitions, is amortized on a straight-line basis over 20 to 30 years. Accumulated amortization of these assets at December 31, 1993 and 1992 was approximately $2.7 million and $1.6 million, respectively. Amortization expense for 1993, 1992 and 1991 was approximately $1.1 million, $1.1 million and $0.5 million, respectively.

        (11) Reclassifications - Certain reclassifications have been made to the 1992 and 1991 consolidated financial statements to conform to the 1993 presentation.


D.  Inventories:

        Inventories are summarized as follows:

                                                                                         December 31,
                                                                                ---------------------------
                                                                                   1993             1992
                                                                                ---------------------------
                                                                                (amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                                                                  $ 10,885        $ 12,103
   Finished goods                                                                   57,158          33,209
Gold jewelry-related merchandise:
   Raw materials                                                                        13             492
   Finished goods                                                                   26,794          12,592
Watches                                                                             62,688          41,387
Other consumer products                                                             20,000           6,956
                                                                                  --------         -------
                                                                                  $177,538        $106,739
                                                                                  ========        ========

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


E.  Property:

        The components of property are as follows:

                                                                                      December 31,
                                                                             ----------------------------
                                                                                  1993              1992
                                                                             ----------------------------
                                                                              (amounts shown in thousands)
Land                                                                            $  4,171        $  4,171
Buildings                                                                          4,384           4,908
Furniture and fixtures                                                            26,649          19,299
Leasehold improvements                                                               514             187
Automobiles and trucks                                                               892             865
                                                                                --------         -------
                                                                                  36,610          29,430
Less accumulated depreciation                                                    (12,055)         (8,626)
                                                                                --------         --------
                                                                                  24,555          20,804
Construction in progress-distribution center                                       4,291             ---
                                                                                 -------         --------
                                                                                $ 28,846        $ 20,804
                                                                                ========        ========

        Depreciation expense for the years ended December 31, 1993, 1992 and 1991 was approximately $4.6 million, $3.6 million and $2.8 million, respectively.


F.  Financing Arrangements

        The Company finalized in August 1992 a $50 million two year unsecured revolving bank credit facility. The bank credit facility, which was due to expire in August 1994 and bears interest at the bank's prime rate or two percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate, was renewed for $25 million and extended to February 1, 1995. In addition, the Company is seeking renewal of the remaining $25 million. In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Semi-annual interest payments on the notes began in April 1993 and annual principal payments of $6.5 million commence in April 1996 with a final $9.0 million principal payment due in October 1999. Each of these financing agreements require the Company to maintain various financial ratios and covenants and with respect to the bank credit facility, prohibit dividend payments. As of year-end, the Company had violated certain covenants in the foregoing arrangements with respect to fixed charge coverage. The Company has obtained waivers and amendments with respect to such violations and amendments to make such violated covenants less restrictive for the next fiscal year.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        In connection with issuing the senior notes, the Company entered into agreements to protect against interest rate increases while preparing the documentation and completing other activities necessary to obtain fixed interest rate commitments from the purchasers of the senior notes. The impact of these arrangements resulting from decreases in interest rates has been deferred as debt financing costs and are amortized using the interest method over the term of the senior notes.

        Information concerning the Company's short-term borrowings follows:

                                                 Year ended December 31,
                                     ---------------------------------------------
                                          1993           1992            1991
                                     ----------------------------------------------
(amounts shown in thousands)
Maximum borrowings outstanding
  during the period...........         $19,950         $29,400         $30,431
Average outstanding balance
  during the period...........           5,607           4,092          20,969
Weighted average interest rate
  for the period..............            6.00%           6.00%           8.44%


G.  Joint Venture and Acquisition:

        In May 1990, the Company and a watch distributor formed a joint venture partnership, Big Ben '90. The Company contributed $10.0 million to the partnership's capital and received a 50.1% controlling interest and, accordingly, the accounts of the partnership have been consolidated in the accompanying financial statements.

        During September 1991, the Company acquired the remaining minority interest, in exchange for 2,583,000 newly issued shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. Proforma consolidated net income for 1991, assuming the acquisition of the minority interest had occurred as of January 1, 1991, is $6.7 million ($.27 per share).


H.  Income Taxes:

        Effective January 1, 1993, the Company adopted SFAS No. 109. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes," which the Company previously used. There was no material effect of adopting SFAS No. 109 on the Company's financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        Under SFAS 109, deferred income taxes reflect the net tax effects of
(a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items composing the Company's net deferred tax liability as of January 1, and December 31, 1993 are as follows:

                                      December 31, 1993    January 1, 1993
                                      -----------------    ---------------
                                          (amounts shown in thousands)
Deferred Tax Liabilities:

  Difference between book
   and tax basis of property               $   331             $   401
  Unrealized gains on hedging,
   net                                       5,483               3,415
  Other                                         34                 173
                                            ------              ------
                                             5,848               3,989
                                            ------              ------

Deferred Tax Assets:

  Sales returns and doubtful
   accounts allowances not
   currently deductible                      1,942               1,882
  Inventory reserves not
   currently deductible                        579                 ---
  Federal net operating loss and
   tax credit carryforward                   5,084                 ---
  State net operating loss
   carryforward                              3,376                 ---
  Charitable contribution
   carryforward                                 43                 ---
  Other                                      1,660                  25
                                            ------             -------
                                            12,684               1,907
                                            ------             -------

  Valuation allowance                        6,836                 ---
                                           -------             -------

  Net Deferred Tax Liability               $   ---             $ 2,082
                                           =======             =======

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (continued)


         The components of income (loss) before taxes are as follows:

                                                Years ended December 31,
                                                -----------------------
                                      1993               1992              1991
                                      ----               ----              ----
                                              (amounts shown in thousands)
         Domestic                  $(51,665)           $14,132           $ 7,692
         Foreign                      4,232              7,325             2,611
                                    -------             ------            ------
                                   $(47,433)           $21,457           $10,303
                                    =======             ======            ======

        The current and deferred income tax components of the provision (benefit) for income taxes consist of the following:

                                                Years ended December 31,
                                                -----------------------
                                      1993               1992              1991
                                      ----               ----              ----
                                              (amounts shown in thousands)
Current:
  Federal                          $(10,170)           $ 6,887           $ 3,491
  State                                ---               1,165               601
  Foreign                               543                875                75
                                    -------             ------            ------
                                     (9,627)             8,927             4,167
                                    -------             ------            ------
Deferred:
  Federal                            (1,778)            (1,917)           (1,293)
  State                                (304)              (328)             (200)
                                    -------             ------            ------
                                     (2,082)            (2,245)           (1,493)
                                    -------             ------            ------
                                   $(11,709)           $ 6,682           $ 2,674
                                   ========            =======           =======

        The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

                                                Years ended December 31,
                                                -----------------------
                                      1993               1992              1991
                                      ----               ----              ----
Statutory rate                        35.0%              34.0%             34.0%

Benefit of graduated rates            (1.0)                --                --

State taxes (net of federal
  benefit)                              .4                2.6               2.6

Tax effect of income from
 foreign subsidiaries                  1.9               (7.5)             (8.6)

Tax effect of minority
  interest in consolidated
  joint return                          --                 --              (2.3)

Valuation allowance                  (14.4)                --                --

Other                                  2.8                2.0                .2
                                      ----               ----              ----
                                      24.7%              31.1%             25.9%
                                      ====               ====              ====

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        The Company will have a federal net operating loss carryforward, after carryback, of approximately $12.6 million and a state net operating loss carryforward of approximately $48.2 million. The Federal net operating loss carryforward expires in 2008 and the state net operating loss carry forward expires beginning in 1998 through 2008. The Company also will have an alternative minimum tax credit carryforward of $794,000 to offset future federal income taxes.

        At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The benefit to the Company amounted to approximately $1.2 million or $0.05 per share, $2.0 million or $0.08 per share, and $1.1 million or $0.05 per share in 1993, 1992, and 1991, respectively. The "approved enterprise" tax benefit is available to the Company until the year 2000.

        The Company has not provided federal and state taxes on approximately $12.4 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at December 31, 1993 approximates $4.6 million exclusive of any benefit from utilization of foreign tax credits. At December 31, 1993, the Company has approximately $1.3 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.


I.  Commitments and Contingencies:

        (1) The Company leases approximately 84,000 square feet of office and warehouse space in various locations. Such leases expire between March 1994 and June 1997. The aggregate commitment under such leases was $1.5 million at December 31, 1993.

        (2) At December 31, 1993 commitments under letters of credit amounted to $9.0 million.

        (3) The Company has entered into employment agreements with certain employees providing for minimum annual compensation of $2.8 million in the aggregate between 1994 through 1997. Five of these agreements provide for additional annual compensation aggregating three and one-half percent of income before income taxes and after minority interest.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


        (4) During 1994, under various licensing and agency agreements, the Company is obligated to pay minimum amounts approximating $2.7 million in the aggregate between 1994 through 1998.

        (5) The Company has issued warrants to purchase 700,000 shares of common stock. The warrants expire December 16, 1998 and have an exercise price of $24.70.

        (6) In connection with the acquisition of EDI, the Company entered into non-compete agreements with the prior owners which provide for the issuance of an aggregate of 317,881 shares of the Company's common stock over five years commencing August 1991. During 1991, 1992 and 1993, 63,688 shares valued at $550,000 were issued each year.


J.  Legal Proceedings and Other Costs:

        The Company is from time to time involved in litigation incident to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that all litigation currently pending to which the Company is a party will not have a material adverse effect on the Company's financial position and results of operations.


        Other costs in 1991 include expenses of $2.0 million incurred as a result of the terminated acquisition of Michael Anthony Jewelers, Inc. in August of that year. Such costs include legal, accounting, investment banking and certain compensation related expenses. Additionally, $4.4 million in other costs reflects the expense for the settlement of the class action litigation which includes the amounts of cash paid, legal and other professional expenses, estimated value of the warrants issued, and certain costs which resulted from terminated customer relationships that were involved in the litigation.

        Included in Other Costs in 1993 are the $6.0 million in charges discussed in Note B related to the Sam's agreement and retail transition.
Also included are compensation costs of $4.2 million in connection with the departure of Mr. Mills as Chairman of the Board of Directors on March 29, 1994, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.


K.  Stock Benefit Plans:

        The Company maintains various stock option, bonus and purchase plans for the benefit of its employees, officers, directors and certain third parties. A summary of the activity in the stock option plans is as follows:

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


                                                       STOCK
                                                    OPTION PLANS
                                                   SHARES    PRICE
                                           --------------------------------
Outstanding, December 31, 1990                      1,057,500  $ 7.88-14.09
           Granted                                    484,500  $ 9.63-14.50
           Exercised                                ( 126,819) $ 7.88-14.09
           Expired/cancelled                            ---          ---
                                           --------------------------------

Outstanding, December 31, 1991                      1,415,181  $ 7.88-14.50
           Granted                                    537,500  $13.50-14.50
           Exercised                                ( 844,178) $ 7.88-14.09
           Expired/cancelled                        (  62,123)       ---
                                           --------------------------------
Outstanding, December 31, 1992                      1,046,380  $ 7.88-14.50
           Granted                                    954,675  $ 9.00-19.63
           Exercised                                  (37,580) $ 7.88-13.25
           Expired/cancelled                          (92,286) $ 7.88-13.50
                                           --------------------------------
Outstanding, December 31, 1993                      1,871,189  $ 7.88-19.63
                                           ================================


Shares reserved under
 the Plans                                          3,497,609
                                                    =========

        As of December 31, 1993, options to purchase 596,743 shares were exercisable.

        Bonus shares have been granted to various executive officers. Deferred compensation relating to these plans is included in stockholders' equity and is being amortized to expense over the term of the agreements.

        A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 12,236, 12,101, and 4,142 shares were issued during the years ended December 31, 1993, 1992 and 1991, respectively.


L.  Fair Value of Financial Instruments:

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        (1) Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, and Liability for Inventory Repurchased -- The carrying amount of these items are a reasonable estimate of their fair value.

        (2) Long Term Debt -- The present value of the future principal and interest payments on the senior notes issued in October, 1992 is used to estimate fair value for this debt which is not quoted on an exchange. The notes have a net book value of $33.5 million and are estimated to have a fair value at December 31, 1993 and 1992 of approximately $36.2 million and $37.0 million, respectively.

        (3) Gold Futures Contracts -- The fair value of gold futures contracts is the amount at which they could be settled, based on market prices on commodity exchanges. At December 31, 1993 and 1992 open gold futures contracts are included in the financial statements at their fair value which approximates $13.2 million and $9.9 million, respectively.

        (4) Letters of Credit -- Letters of credit principally support corporate obligations. At December 31, 1993, $4.1 million of commercial letters of credit expire within a 30 day period, and $4.9 million of standby letters of credit expire within a 120 day period. At December 31, 1992, $2.0 million of commercial letters of credit expired within a 30 day period, and $1.1 million of standby letters of credit expired within a 334 day period. The estimated fair value, which is estimated using fees currently charged for similar arrangements, is insignificant.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (continued)


M.  Selected Quarterly Financial Data (unaudited):

                                                              Quarters Ended
                                    ----------------------------------------------------------------
                                      March 31,       June 30,         September 30,    December 31,
                                    -------------    ----------       ---------------  --------------
                                                  (In thousands, except per share data)
1993
Net Sales......................       $ 45,571        $ 49,845            $ 42,601        $ 137,160
Less: Effect of Sam's
 agreement (1).................         77,052             ---                 ---           22,666
                                       -------         -------             -------          -------
                                       (31,481)         49,845              42,601          114,494
                                       -------         -------             -------          -------

Cost of sales..................         36,934          41,319              36,547          130,510
Less: Effect of Sam's
 agreement (1).................         58,945             ---                 ---           20,742
                                       -------         -------             -------          -------
                                       (22,011)         41,319              36,547          109,768
                                       -------         -------             -------          -------

Gross Profit (loss)............        ( 9,470)          8,526               6,054            4,726
Net Income (loss) (2)..........        (10,154)            181              (2,887)         (22,864)
Net income (loss) per Common
 Share.........................        (   .40)            .01               ( .11)         (   .90)

1992
Net Sales......................       $ 40,010        $ 60,736            $ 80,014        $ 152,761
Gross Profit...................          7,473          11,417              15,529           22,230
Net Income.....................          1,399           2,926               4,665            5,785
Income per Common Share........            .06             .12                 .19              .23

(1) As a result of the new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. In the first quarter of 1993, the Company had estimated the amount of inventory subject to repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings.

(2)   Pre-tax income in the fourth quarter of 1993 was decreased by (a)
      Other Costs consisting of $5.2 million of one-time charges related to the Sam's agreement and other retail transition costs, and compensation expense of $4.2 million related to the departure of the Company's Chairman of the Board and (b) adjustments for slow-moving and damaged inventory and shrinkage of approximately $8.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

ITEMS 10 THROUGH 13.

        Within 120 days after the close of the fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. The answers to Items 10 through 13 are incorporated by reference pursuant to General Instruction G(3); provided, however, the Compensation Committee Report, the Performance Graphs, and all other items of such report that are not required to be incorporated are not incorporated by reference into this Form 10-K or any other filing with the Securities and Exchange Commission by the Company.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) Financial Statements. The following is a list of the financial statements of Jan Bell Marketing, Inc. included in Item 8 of Part II.

Independent Auditors' Report.

Consolidated Balance Sheets - December 31, 1993 and 1992.

Consolidated Statements of Operations - Years Ended December 31, 1993, 1992 and 1991.

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1993, 1992 and 1991.

Consolidated Statements of Cash Flows - Years Ended December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K: Schedule II and Schedule VIII. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-K:

EXHIBIT
 NUMBER           DESCRIPTION
- --------          -----------
     2.1    -     Acquisition of Joint Venture Interest.  Incorporated by reference from Company's Form 8-K filed in October
                  1991.

     3.1    -     Certificate of Incorporation.  Incorporated by reference from Company's Form S-1 (No. 33-15347) declared effective in August 1987.

     3.2    -     Bylaws.  Incorporated by reference from Company's Form 8-K filed in July 1993.

     4.1    -     Specimen Certificate.  Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.2    -     Jan Bell Marketing, Inc. 1987 Stock Option Plan.  Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.3    -     Jan Bell Marketing, Inc. Employee Stock Purchase Plan.  Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.4    -     Jan Bell Marketing, Inc. 1990 Stock Bonus Plan.  Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.5    -     Jan Bell Marketing, Inc. 1991 Stock Bonus Plan.  Incorporated by reference from Company's Definitive Proxy
                  Statement filed in April 1991.

     4.6    -     Jan Bell Marketing, Inc. 1991 Stock Option Plan.  Incorporated by reference from Company's Definitive Proxy
                  Statement filed in April 1993.

    10.1    -     Employment Agreement dated August 1, 1991 between Alan Lipton and the Company.  Incorporated by reference from Company's Form 10-K filed in March 1992.

    10.2    -     Amended Employment Agreement dated August 1, 1991 between Lee Mills and the Company.  Incorporated by reference from Company's Form 10-K filed in March 1992.

    10.3    -     Employment Agreement dated May 1, 1991 between Richard Bowers and the Company.  Incorporated by reference from Company's Form 10-K filed in March 1992.

    10.4    -     Form of Indemnification Agreement.  Incorporated by reference from Company's Form S-1 (No. 33-26947)
                  declared effective in February 1989.

    10.5    -     Credit Agreement dated August 6, 1992.  Incorporated by reference from Company's Form 10-Q filed in
                  November 1992.

    10.6    -     Note Purchase Agreement dated October 8, 1992.  Incorporated by reference from Company's Form 10-Q filed in
                  November 1992.

    10.7    -     Agreement with Sam's dated July 19, 1993.  Incorporated by reference from Company's 8-K filed in July 1993.

    10.8    -     Employment Agreement dated May 4, 1993 between Frank S. Fuino, Jr. and the Company.

    21.1    -     Subsidiaries of Registrant:

                  Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail Company, Inc., Delaware
                  corporations, Exclusive Diamonds International, Ltd., an Israeli company, Jan Bell de Mexico, S.A. de C.V., and
                  Elico Mexicana, a Mexican corporation, and Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation.

    23.1    -     Consent of Deloitte & Touche

(b)               Reports on Form 8-K.  The Company filed reports on Form 8-K during the fourth quarter ending December 31, 1993 as follows:

                          None

SCHEDULE II.


                            JAN BELL MARKETING, INC.
                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                          (Amounts shown in thousands)


                          Balance at                                                           Balance
                          Beginning                                            Amounts          at End
Name of Debtor            of Period        Additions        Deductions       Written Off      of Period
- --------------            ----------       ---------        ----------       -----------      ---------
Richard Bowers
Year Ended:

December 1991                  --            $ 125                --              --            $ 125

December 1992               $ 125               --             $ 125              --               --


SCHEDULE VIII.


                            JAN BELL MARKETING, INC.
                      VALUATION AND QUALIFICATION ACCOUNTS
                          (Amounts shown in thousands)


                                                 Charged to
                                Beginning        Costs and                       Ending
Description                      Balance          Expenses         Deductions    Balance
- -----------                     ---------        ----------        ----------    -------
December 31, 1991
 Allowance for Doubtful
  Accounts                        $   30               --               --       $   30

 Allowance for Sales
  Returns                         $2,232            6,901            5,913       $3,220

December 31, 1992
 Allowance for Doubtful
  Accounts                        $   30              200               --       $  230

Allowance for Sales
 Returns                          $3,220            7,145            5,590       $4,775

December 31, 1993
 Allowance for Doubtful
  Accounts                        $  230              594               74       $  750

Allowance for Sales
 Returns                          $4,775           24,531           26,628       $2,678

Allowance for Damaged and
 slow moving Inventory            $  300            1,700               --       $2,000


                               INDEX TO EXHIBITS

                                                                                                                       SEQUENTIALLY
                                                                                                                           NUMBERED
                                                                                                                               PAGE
                                                                                                                        ------------
EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
                                        SEE PAGE 51 FOR A COMPLETE LIST OF EXHIBITS FILED,
                                         INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM
                                                    PREVIOUSLY FILED DOCUMENTS.

    10.8    -     Employment Agreement dated May 4, 1993 between Frank S. Fuino, Jr. and the Company.

    21.1    -     Subsidiaries of Registrant:

                                  Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail
                                  Company, Inc., Delaware corporations, Exclusive Diamonds International, Ltd., an
                                  Israeli company, Jan Bell de Mexico, S.A. de C.V., and Elico Mexicana, a Mexican
                                  corporation, and Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation.

    23.1    -     Consent of Deloitte & Touche

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                         JAN BELL MARKETING, INC.

Date:  March 31, 1994                    By: /s/ Alan Lipton
                                            ---------------------------------
                                            Alan Lipton, Chief Executive
                                            Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                          CAPACITY                                           DATE
- ---------                                          --------                                           ----
/s/ Alan Lipton                                    Chairman of the Board,                             3/31//94
- -------------------------                          President, and
Alan Lipton                                        Chief Executive
                                                   Officer (Principal
                                                   Executive Officer)

/s/ Richard W. Bowers                              Senior Executive Vice                              3/31/94
- -------------------------                          President and Vice
Richard W. Bowers                                  Chairman of the Board

/s/ Rosemary B. Trudeau                            Director, Senior Vice                              3/31/94
- -------------------------                          President-Investor
Rosemary B. Trudeau                                Relations

/s/ Eliahu Benshmuel                               Executive Vice President                           3/31/94
- -------------------------                          of Procurement and
Eliahu Benshmuel                                   Director

/s/ Alan Gosule                                    Director                                           3/31/94
- -------------------------
Alan Gosule

/s/ Richard S. Banick                              Director                                           3/31/94
- -------------------------
Richard S. Banick

/s/ Frank S. Fuino, Jr.                            Executive Vice President                           3/31/94
- -------------------------                          of Finance and Chief
Frank S. Fuino, Jr.                                Financial Officer
