Form 10-K/A
period 1993-12-31
JAN BELL MARKETING INC
filed 1994-04-11
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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



/s/ DELOITTE & TOUCHE

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

    10.4    -     Form of Indemnification Agreement.  Incorporated by reference from Company's Form S-1 (No. 33-26947)
                  declared effective in February 1989.

    10.5    -     Credit Agreement dated August 6, 1992.  Incorporated by reference from Company's Form 10-Q filed in
                  November 1992.

    10.6    -     Note Purchase Agreement dated October 8, 1992.  Incorporated by reference from Company's Form 10-Q filed in
                  November 1992.

    10.7    -     Agreement with Sam's dated July 19, 1993.  Incorporated by reference from Company's 8-K filed in July 1993.

    10.8    -     Employment Agreement dated May 4, 1993 between Frank S. Fuino, Jr. and the Company.

    10.9    -     Addendum to Sam's Agreement dated July 19, 1993.

    10.10   -     Waiver and First Amendment to Note Purchase Agreement dated
                  October 8, 1992.

    10.11   -     Waiver and Second Amendment to Note Purchase Agreement
                  dated October 8, 1992.

    10.12   -     Modification to Credit Agreement dated August 6, 1992.

    21.1    -     Subsidiaries of Registrant:

                  Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail Company, Inc., Delaware
                  corporations, Exclusive Diamonds International, Ltd., an Israeli company, Jan Bell de Mexico, S.A. de C.V., and
                  Elico Mexicana, a Mexican corporation, and Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation.

    23.1    -     Consent of Deloitte & Touche

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


                               INDEX TO EXHIBITS

                                                                                                                       SEQUENTIALLY
                                                                                                                           NUMBERED
                                                                                                                               PAGE
                                                                                                                        ------------
EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
                                        SEE PAGE 51 FOR A COMPLETE LIST OF EXHIBITS FILED,
                                         INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM
                                                    PREVIOUSLY FILED DOCUMENTS.

    10.8    -     Employment Agreement dated May 4, 1993 between Frank S. Fuino, Jr. and the Company.

    10.9    -     Addendum to Sam's Agreement dated July 19, 1993.

    10.10   -     Waiver and First Amendment to Note Purchase Agreement
                  dated October 8, 1992.

    10.11   -     Waiver and Second Amendment to Note Purchase Agreement
                  dated October 8, 1992.

    10.12   -     Modification to Credit Agreement dated August 6, 1992.

    21.1    -     Subsidiaries of Registrant:

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