Form 10-Q
period 1994-05-01
JAN BELL MARKETING INC
filed 1994-06-15
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended May 1, 1994.

Commission File Number  1-9647


                            JAN BELL MARKETING, INC.
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          59-2290953
            ----------------------              ------------------
           (State of Incorporation)               (IRS Employer
                                                Identification No.)

                 13801 N.W. 14TH STREET SUNRISE, FLORIDA 33323
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (305) 846-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   / X /      NO   /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  25,852,238 COMMON SHARES ($.0001 PAR VALUE)
                              AS OF JUNE 14, 1994

                                   FORM 10-Q

                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED May 1, 1994


                               TABLE OF CONTENTS

                               _________________


PART I:  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets                               3
                 B. Consolidated Statements of Operations                     4
                 C. Consolidated Statements of Cash Flows                     5
                 D. Notes to Consolidated Financial
                    Statements                                                7

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                               10




PART II: OTHER INFORMATION

         Items 1, 2, 3,
         4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and reports on Form 8-K                            12

Item 1. Consolidated Financial Statements


                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                  A S S E T S

                                                      May 1,             December 31,
                                                       1994                  1993
                                                   ---------             ------------
                                                             (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                          $    834                $   30,178
Accounts receivable, net                             23,018                    22,064
Inventories                                         171,182                   177,538
Refundable income taxes                              12,609                    15,075
Prepaid expenses                                        576                     1,103
Other current assets                                    650                     1,914
                                                   --------                ----------
         Total current assets                       208,869                   247,872

Property, net                                        30,768                    28,846
Other assets                                          7,289                     7,686
Excess of cost over fair
 value of net assets acquired                        27,504                    27,850
                                                   --------                 ---------
                                                   $274,430                 $ 312,254
                                                   ========                 =========



                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                    $20,068                   $29,339
Accrued expenses                                      5,470                     8,734
Accrued lease payment                                 2,201                     1,877
Liability for inventory sold
 and repurchased
 (See Note B)                                         9,458                    33,426
Notes Payable to banks                                8,075                       ---
                                                   --------                 ---------
         Total current liabilities                   45,272                    73,376

Long-term debt                                       33,548                    33,496

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,852,238 and 25,851,738 shares
  issued respectively                                     3                         3
Additional paid-in capital                          180,700                   180,367
Retained earnings                                    18,421                    28,871
                                                   --------                 ---------
                                                    199,124                   209,241
Deferred compensation                                (3,514)                   (3,859)
                                                   --------                 ---------
                                                    195,610                   205,382
                                                   --------                 ---------
                                                   $274,430                  $312,254
                                                   ========                 =========


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                           Thirteen Weeks Ended        Quarter Ended

                                              May 1, 1994              March 31, 1993
                                           --------------------     -------------------
                                                           (Unaudited)

Net sales                                      $    63,010              $     45,571

Less:
 Effect of new agreement
 (See Note B)                                          ---                    77,052
                                               -----------              ------------
                                                    63,010                   (31,481)

Cost of sales                                       54,327                    36,934

Less:
 Effect of new agreement
  (See Note B)                                         ---                    58,945
                                               -----------              ------------
                                                    54,327                   (22,011)

Gross profit (loss)                                  8,683                    (9,470)

Interest and other
  income                                                50                       330
                                               -----------              ------------
                                                     8,733                    (9,140)
Selling, general and
 administrative
 expenses                                           13,852                     6,713

Interest expense                                       798                       830
                                               -----------              ------------
(Loss) before income taxes                          (5,917)                  (16,683)

Income taxes                                            62                    (6,529)
                                               -----------              ------------
Provision (benefit) for
 net (loss)                                    $    (5,979)             $    (10,154)
                                               ===========              ============


Net (loss) per common
 share                                         $      (.23)             $       (.40)
                                               ===========              ============


Weighted average shares
 outstanding                                    25,607,698                25,435,936
                                               ===========              ============




         See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                    Thirteen Weeks Ended     Quarter Ended

                                        May 1, 1994          March 31, 1993
                                    --------------------   ----------------
                                                   (Unaudited)

Cash flows from operating
   activities:
Cash received from customers              $ 61,155                  $ 71,479
Cash paid to suppliers and
   employees                               (69,224)                  (89,203)
Interest and other income
   received                                     50                       330
Interest paid                                 (798)                     (219)
Income taxes (paid) refunded                 2,436                    (3,505)
                                          --------                  --------
Net cash (used in)
   operating activities                     (6,381)                  (21,118)
                                          --------                  --------
Cash flows from investing
   activities:
   Capital expenditures                     (3,163)                   (1,959)
                                          --------                  --------
Net cash (used in)
   investing activities                     (3,163)                   (1,959)
                                          --------                  --------
Cash flows from financing
   activities:
   Net borrowings under lines of
    credit                                   8,075                       ---
   Proceeds from exercise of
    options                                    ---                        39
   Stock purchase plan payments
    withheld                                   ---                        24
                                          --------                  --------
Net cash provided by
   financing activities                      8,075                        63
                                          --------                  --------
Net (decrease) in cash
   and cash equivalents                     (1,469)                  (23,014)
Cash and cash equivalents at
   beginning of period                       2,303                    49,634
                                          --------                  --------
Cash and cash equivalents at
   end of period                          $    834                  $ 26,620
                                          ========                  ========






                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                          (Amounts shown in thousands)

                                                Thirteen Weeks Ended            Quarter Ended
                                                    May 1, 1994                 March 31, 1993
                                                -----------------------     ------------------
                                                                  (Unaudited)
Reconciliation of net loss
 to net cash (used in)
 operating activities:
  Net loss                                       $  (5,979)                         $(10,154)

Adjustments to reconcile
 net loss to net cash
 used in
 operating activities:
  Depreciation and
   amortization                                      1,924                             1,426
  Stock compensation expense                           258                               352
  (Increase) Decrease
   in assets:
    Accounts receivable (net)                       (3,384)                           25,908
    Inventories                                     14,177                           (37,009)
    Prepaid expenses                                 2,818                           (10,040)
    Other current assets                               ---                              (839)
  Increase (Decrease) in
   liabilities:
    Accounts payable                                (6,355)                           (7,151)
    Accrued expenses                                (1,132)                           (1,718)
    Liability for inventory
     sold and repurchased                           (8,708)                           18,107
                                                 ---------                          --------
Net cash (used in)
   operating activities                          $  (6,381)                         $(21,118)
                                                 =========                          ========





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen week period ended May 1, 1994 and three month period ended March 31, 1993, have not been audited by certified public accountants but, in the opinion of management of the Company, reflect all adjustments (which include only normal recurring accruals, except as discussed in Note B) necessary to present fairly such information of those periods. Results of the thirteen week period ended May 1, 1994 and three month period ended March 31, 1993 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying financial statements should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


B.       Agreement with Sam's Wholesale Club

         In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999. In March 1994, the agreement was extended to February 1, 2001. Under the terms of the Agreement, the Company repurchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets and is being amortized over the term of the Agreement. The unamortized amount as of May 1, 1994 was approximately $6.4 million. The Company pays Sam's a tenancy fee of 9 1/4% of net sales.

         As a result of this new Agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. The Company had originally estimated the amount of inventory subject to repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings that was recorded in the first quarter of 1993.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


         As of December 31, 1993, the Company owed Sam's approximately $42.5 million of which approximately $33.4 million was for inventory repurchased from Sam's and approximately $9.1 million which is included in accounts payable for certain third party merchandise acquired by the Company from Sam's. Final payment of this amount is due during second quarter 1994.

C.  Inventories:

         Inventories are summarized as follows:

                                                  May 1,         December 31,
                                              ----------------------------------
                                                   1994             1993
                                              ----------------------------------
                                                 (Amounts shown in thousands)

Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                                   $ 14,392         $ 10,885
   Finished goods                                    55,562           57,158
Gold jewelry-related merchandise:
   Raw materials                                        200               13
   Finished goods                                    24,956           26,794
Watches                                              60,675           62,688
Other consumer products                              15,397           20,000
                                                   --------         --------
                                                   $171,182         $177,538
                                                   ========         ========

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (continued)


D.  Income Taxes

        The Company's provision for income taxes for the thirteen weeks ended May 1, 1994 is related to the earnings of foreign affiliates. Federal and state tax benefits have not been recognized for the domestic loss for the thirteen weeks ended May 1, 1994 due to the fact that all potential loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the company has determined that it is more likely than not the deferred tax asset will not be realized.

E.  Change in Fiscal Year

        In February 1994, the Company determined to change its fiscal year from a calendar year ending on December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January. The first such fiscal year began on January 31, 1994 and will end on January 29, 1995. The following is condensed information regarding the consolidated results of operations and cash flows for the 30 day transition period of January 1, 1994 to January 30, 1994 (in thousands, except per share data):

         CONSOLIDATED STATEMENT OF OPERATIONS

            Net sales                                         $  7,384
            Gross profit                                      $    689
            Net loss                                          $ (4,471)
            Loss per common share                             $   (.17)

         CONSOLIDATED STATEMENT OF CASH FLOWS

            Net cash (used in) operating activities           $(27,469)
            Net cash (used in) investing activities               (408)
            Net cash provided by financing activities                2
                                                              --------
            Net decrease in Cash and Cash Equivalents          (27,875)
            Cash and Cash Equivalents at Beginning
                  of Period                                     30,178
                                                              --------
            Cash and Cash Equivalents at End of
                  Period                                      $  2,303
                                                              ========
            Reconciliation of Net Loss to Net Cash
                (Used In) Operating Activities:
                Net loss                                      $ (4,471)
                Depreciation and amortization                      747
                Stock compensation expense                         417
                (Increase) in current assets                    (4,180)
                (Decrease) in current liabilities              (19,982)
                                                              --------
                Net cash (used in ) operating activities      $(27,469)
                                                              --------
         As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, the 1993 quarter ended March 31, 1993 was not restated to a fiscal 13 weeks ended May 2, 1993 quarter.

Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In May 1993, the Company commenced its transition to a fully-integrated retailer in the wholesale club industry by entering into an agreement with Sam's Wholesale Club ("Sam's") to operate an exclusive leased jewelry department at all existing and future Sam's locations. The operational rollout began on September 21, 1993 and was completed on October 28, 1993, during which time the Company took over the operations of the then existing 331 jewelry departments at Sam's. Including the locations acquired by Sam's from Pace, which the Company had previously operated under an agreement with Pace, the Company operated at May 1, 1994, 425 jewelry departments.

         In February 1994, the Company determined to change its fiscal year from a calendar year ending December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January (See Note E to the Financial Statements). As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, the 1993 quarter ended March 31, 1993 was not restated to a fiscal 13 weeks ended May 2, 1993 quarter.

         Net sales were $63.0 million for the quarter ended May 1, 1994 and gross profit was $8.7 million or 13.8% of net sales. Inventory at December 31, 1993 was and continues to be in excess of desired levels, and the Company experienced both sales and margin pressure during the first quarter as it continues to reduce and rebalance its inventory position. Management anticipates these pressures will continue during the second and third quarters of 1994 and recognizes that a significant improvement in both sales and margins must be achieved for the Company to return to profitability.

         Selling, general and administrative expenses were $13.9 million in 1994 compared to $6.7 million in 1993. The increase is primarily reflective of the payroll and other costs related to operating the Sam's leased departments.

         Net loss for the quarter was $6.0 million or $0.23 per share compared to a net loss of $10.2 million or $0.40 per share for the quarter ended March 31, 1993. Excluding the effect of the new agreement with Sam's, the Company would have reported for the quarter ended March 31, 1993 net income of $1.2 million or $0.05 per share.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and earnings generated during the fourth quarter Christmas selling season. As a result, operating results for the first quarter are not necessary indicative of results of operations for the entire fiscal year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of May 1, 1994, cash and cash equivalents totalled $834,000 and the Company had short-term borrowings of $8.1 million outstanding under its revolving credit facility. Also, the Company owed Sam's approximately $18.6 million, of which $9.5 million is for inventory repurchased from Sam's and $9.1 million, which is included in accounts payable, is for certain third-party merchandise acquired by the Company from Sam's. Final payment of these amounts is due during the second quarter of 1994.

         Inventory decreased $6.4 million from year-end 1993 reflecting management's commitment to reduce and rebalance its inventory until the desired levels are achieved.

         The Company has historically financed its working capital requirements through a combination of proceeds of public offerings, internally generated cash, short-term borrowings under bank lines of credit and a senior note placement. In March 1994, the Company's $50 million, two year unsecured revolving bank credit facility, which was due to expire in August 1994 and bears interest at the bank's prime rate or two percent over LIBOR (London Interbank Offered credit) or the applicable secondary CD rate, was renewed for $25 million and extended to February 1, 1995. In addition, the Company is seeking other banking resources for additional credit facilities. In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Semi-annual interest payments on the notes began in April 1993 and annual principal payments of $6.5 million commence in April 1996 with a final $9.0 million principal payment due in October 1999. Each of the agreements are subject to various financial ratios operating results and covenants and restricts dividend payments. The Company has obtained waivers and amendments for less restrictive levels related to covenants with which the Company did not comply as a result of the 1993 loss and the ongoing transition from being primarily a wholesale operation to a retail operation.

         Funds will continue to be required to facilitate the Company's growth and funding is anticipated to come from operations, bank lines of credit or the capital markets and the Company's asset management program, which is primarily focused on reducing the working capital requirements of the Company by eliminating excess inventory.

                          PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a)     None

         (b) Reports on Form 8-K. A Form 8-K was filed on February 17, 1994 under Item 8 reporting a change in the fiscal year.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JAN BELL MARKETING, INC.
                        --------------------------------
                                (Registrant)


                        By: /s/ Frank S. Fuino, Jr.
                           -----------------------------
                           Executive Vice President of Finance
                           and Chief Financial Officer


Date:  June 14, 1994