Form 10-Q
period 1994-07-31
JAN BELL MARKETING INC
filed 1994-09-14
CIK 817946

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended July 31, 1994.

Commission File Number  1-9647


                           JAN BELL MARKETING, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                         59-2290953
                --------                         ----------
         (State of Incorporation)               (IRS Employer
                                              Identification No.)


                13801 N.W. 14TH STREET SUNRISE, FLORIDA 33323
                ---------------------------------------------
             (Address of principal executive offices) (Zip Code)


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

                 25,922,119 COMMON SHARES ($.0001 PAR VALUE)
                           AS OF SEPTEMBER 12, 1994

                                  FORM 10-Q

                               QUARTERLY REPORT

                      THIRTEEN WEEKS ENDED JULY 31, 1994


                              TABLE OF CONTENTS

                              -----------------


PART I:  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets                            3
                 B. Consolidated Statements of Operations                  4
                 C. Consolidated Statements of Cash Flows                  6
                 D. Notes to Consolidated Financial Statements             8

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            12




PART II: OTHER INFORMATION

         Items 1, 2, 3, 5 and 6

              have been omitted because they are not
              applicable with respect to the current
              reporting period.

         Item 4.

              Submission of Matters to a Vote of Security
                Holders                                                   14

PART I:  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                           JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
         (Amounts shown in thousands except share and per share data)

                                  A S S E T S

                                           July 31                  December 31,
                                            1994                       1993
                                        ------------               ------------
                                        (Unaudited)

CURRENT ASSETS:

Cash and cash equivalents                 $   4,542                 $  30,178
Accounts receivable, net                     17,229                    22,064
Inventories                                 161,446                   177,538
Refundable income taxes                      12,590                    15,075
Prepaid expenses                              1,990                     1,103
Other current assets                            654                     1,914
                                          ---------                 ---------
    Total current assets                    198,451                   247,872

Property, net                                30,711                    28,846
Other assets                                  7,443                     7,686
Excess of cost over fair
 value of net assets acquired                27,243                    27,850
                                          ---------                 ---------
                                          $ 263,848                 $ 312,254
                                          =========                 =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                          $  21,422                 $  29,339
Accrued expenses                              6,874                     8,734
Accrued lease payment                         1,742                     1,877
Liability for inventory sold
 and repurchased (See Note B)                 -----                    33,426
Notes payable to banks                        9,200                     -----
                                          ---------                 ---------
    Total current liabilities                39,238                    73,376

Long-term debt                               33,641                    33,496

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,852,238 and 25,851,738 shares
  issued, respectively                            3                         3
Additional paid-in capital                  180,734                   180,367
Retained earnings                            13,489                    28,871
                                          ---------                 ---------
                                            194,226                   209,241
Deferred compensation                        (3,257)                   (3,859)
                                          ---------                 ---------
                                            190,969                   205,382
                                          ---------                 ---------
                                          $ 263,848                 $ 312,254
                                          =========                 =========


                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts shown in thousands except share and per share data)


                                     Thirteen Weeks Ended        Quarter Ended
                                        July 31, 1994            June 30, 1993
                                     --------------------        -------------
                                                      (Unaudited)

Net sales                               $    60,077               $    49,845

Cost of sales                                51,593                    41,319
                                        -----------               -----------

Gross profit                                  8,484                     8,526

Interest and other
  income                                         55                       128
                                        -----------               -----------
                                              8,539                     8,654
Selling, general and
 administrative
 expenses                                    12,512                     8,064

Interest expense                                816                       749
                                        -----------               -----------

(Loss) before income taxes                   (4,789)                     (159)

Income taxes                                    143                      (340)
                                        -----------               ------------


Net (loss) income                       $    (4,932)              $       181
                                        ===========               ===========


Net income (loss) per
 common share                           $      (.19)              $       .01
                                        ===========               ============


Weighted average shares
 outstanding                             25,668,495                25,596,393
                                        ===========               ===========




         See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                 COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts shown in thousands except share and per share data)


                                       Twenty Six Weeks            Six Months
                                            Ended                    Ended
                                        July 31, 1994            June 30, 1993
                                      ----------------           -------------
                                                      (Unaudited)

Net sales                               $   123,087               $    95,416
Less:
  Effect of new agreement                     -----                    77,052
                                        -----------               -----------

                                            123,087                    18,364

Cost of Sales                               105,920                    78,253
Less:
  Effect of new agreement                     -----                    58,945
                                        -----------               -----------

                                            105,920                    19,308
                                        -----------               -----------

Gross profit (loss)                          17,167                      (944)

Interest/other income                           105                       457
                                        -----------               -----------

                                             17,272                      (487)

Selling, general and
 administrative expenses                     26,364                    14,777
Interest expense                              1,614                     1,578
                                        -----------               -----------

Loss before
 Income taxes                               (10,706)                  (16,842)

Income taxes                                    205                    (6,870)
                                        -----------               ------------

Net loss                                $   (10,911)              $    (9,972)
                                        ============              ============


Net loss per
 common share                           $      (.43)              $      (.39)
                                        ============              ============


Weighted average shares
 outstanding                             25,638,097                25,442,613
                                        ===========               ===========

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts shown in thousands)


                                    Twenty Six Weeks Ended     Six Months Ended
                                        July 31, 1994           June 30, 1993
                                    ---------------------      ----------------
                                                      (Unaudited)

Cash flows from operating
   activities:
Cash received from customers            $   125,492               $    79,779
Cash paid to suppliers and
   employees                               (129,025)                 (114,905)
Interest and other income
   received                                     105                       457
Interest paid                                (1,614)                   (1,578)
Income taxes (paid) refunded                  2,455                    (3,798)
                                        -----------               ------------

Net cash (used in)
   operating activities                      (2,587)                  (40,045)
                                        ------------              ------------

Cash flows from investing
   activities:
   Capital expenditures                      (4,407)                   (4,833)
                                        ------------              ------------

Net cash (used in)
   investing activities                      (4,407)                   (4,833)
                                        ------------              ------------

Cash flows from financing
   activities:
   Net borrowings under line of
    credit                                    9,200                       ---
   Proceeds from exercise of
    options                                     ---                       248
   Stock purchase plan payments
    withheld                                     33                        47
                                        -----------               -----------

Net cash provided by
   financing activities                       9,233                       295
                                        -----------               -----------

Net increase (decrease) in cash
   and cash equivalents                       2,239                   (44,583)
Cash and cash equivalents at
   beginning of period                        2,303                    49,634
                                        -----------               -----------

Cash and cash equivalents at
   end of period                        $     4,542               $     5,051
                                        ===========               ===========





                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                         (Amounts shown in thousands)


                                    Twenty Six Weeks Ended     Six Months Ended
                                         July 31, 1994          June 30, 1993
                                      -----------------         -------------
                                                     (Unaudited)

Reconciliation of net Loss
 to net cash (used in)
 operating activities:
  Net loss                              $   (10,911)              $    (9,972)

Adjustments to reconcile
 net loss to net cash
  used in
 operating activities:
  Depreciation and
   amortization                               3,892                     2,976
  Stock compensation expense                    518                       704
  (Increase) Decrease
   in assets:
    Accounts receivable (net)                 2,405                    36,769
    Inventories                              23,913                   (55,356)
    Prepaid expenses                          1,246                   (11,209)
    Other current assets                       (294)                      861
  Increase (Decrease) in
   liabilities:
    Accounts payable                         (3,260)                  (16,998)
    Accrued expenses                         (1,930)                   (2,436)
    Liability for inventory
     sold and repurchased                   (18,166)                   14,616
                                        ------------              -----------

Net cash (used in)
   operating activities                 $    (2,587)              $   (40,045)
                                        ============              ============





                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and twenty six week periods ended July 31, 1994 and the three and six month periods ended June 30, 1993, have not been audited by certified public accountants but, in the opinion of management of the Company, reflect all adjustments (which include only normal recurring accruals, except as discussed in Note B) necessary to present fairly such information of those periods. Results of the thirteen and twenty six week periods ended July 31, 1994 and three and six month periods ended June 30, 1993 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying financial statements should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


B.       Agreement with Sam's Wholesale Club

         In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999. In March 1994, the agreement was extended to February 1, 2001. Under the terms of the Agreement, the Company repurchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets and is being amortized over the term of the Agreement. The unamortized amount as of July 31, 1994 was approximately $6.2 million. The Company pays Sam's a tenancy fee of 9% of net sales.

         As a result of this new Agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. Of these amounts, the Company had originally estimated the amount of inventory subject to repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings that was recorded in the first quarter of 1993.

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


         As of December 31, 1993, the Company owed Sam's approximately $42.5 million of which approximately $33.4 million was for inventory repurchased from Sam's and approximately $9.1 million, which was included in accounts payable, for certain third party merchandise acquired by the Company from Sam's. As of July 31, 1994 the Company still owed Sam's 4.1 million of the amount in accounts payable for certain third party merchandise acquired by the Company from Sam's. Final payment of this amount is due during third quarter 1994.

         For the thirteen and twenty-six week periods ended July 31, 1994, the Company recorded a reduction to selling, general and administrative expenses of $1.4 million reflecting a change in estimate of certain transition related liabilities.

C.  Inventories:

         Inventories are summarized as follows:


                                            July 31,              December 31,
                                        ----------------------------------------
                                             1994                     1993
                                        ----------------------------------------
                                               (Amounts shown in thousands)

Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                             17,533               $    10,885
   Finished goods                            50,015                    57,158
Gold jewelry-related merchandise:
   Raw materials                                  2                        13
   Finished goods                            21,078                    26,794
Watches                                      56,015                    62,688
Other consumer products                      16,803                    20,000
                                        -----------               -----------
                                        $   161,446               $   177,538
                                        ===========               ===========


D.  Income Taxes

         The Company's provision for income taxes for the thirteen and twenty six weeks ended July 31, 1994 is related to the earnings of foreign affiliates. Federal and state tax benefits have not been recognized for the domestic loss for the thirteen and twenty six weeks ended July 31, 1994 due to the fact that all potential loss carrybacks have been fully utilized and, under SFAS No.
109, "Accounting for Income Taxes," the company has determined that it is more likely than not that the deferred tax asset will not be realized.

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

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (continued)



         CONSOLIDATED STATEMENT OF OPERATIONS

         Net sales                                                $     7,384
         Gross profit                                                     689
         Net loss                                                      (4,471)
         Loss per common share                                           (.17)
                                                                  ===========
         CONSOLIDATED STATEMENT OF CASH FLOWS

         Net cash (used in) operating activities                  $   (27,469)
         Net cash (used in) investing activities                         (408)
         Net cash provided by financing activities                          2
                                                                  -----------

         Net decrease in Cash and Cash Equivalents                    (27,875)
         Cash and Cash Equivalents at Beginning of Period              30,178
                                                                  -----------

         Cash and Cash Equivalents at End of Period               $     2,303
                                                                  ===========

         Reconciliation of Net Loss to Net Cash
              (Used In) Operating Activities:
              Net Loss                                            $    (4,471)
              Depreciation and amortization                               747
              Stock compensation expense                                  417
              (Increase) in current assets                             (4,180)
              (Decrease) in current liabilities                       (19,982)
                                                                  ------------

              Net cash (used in) operating activities             $   (27,469)
                                                                  ============




         As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, the 1993 quarter and six months ended June 30, 1993 was not restated to a fiscal thirteen and twenty six weeks ended August 1, 1993.

Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In May 1993, the Company commenced its transition to a fully-integrated retailer in the wholesale club industry by entering into an agreement with Sam's Wholesale Club ("Sam's") to operate an exclusive leased jewelry department at all existing and future Sam's locations. The operational rollout began on September 21, 1993 and was completed on October 28, 1993, during which time the Company took over the operations of the then existing 331 jewelry departments at Sam's. Including the locations acquired by Sam's from Pace, which the Company had previously operated under an agreement with Pace, the Company operated 434 jewelry departments at July 31, 1994

         In February 1994, the Company determined to change its year from a calendar year ending December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January (See Note E to the Financial Statements). As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, the 1993 quarter and six months ended June 30, 1993 were not restated to a fiscal thirteen and twenty six week periods ended August 1, 1993.

         Net sales were $60 million for the thirteen weeks ended July 31, 1994 and gross profit was $8.5 million or 14.1% of net sales. Inventory at December 31, 1993 was and continues to be in excess of desired levels, and the Company experienced both sales and margin pressure during the second quarter as it continues to reduce and rebalance its inventory position. Management anticipates these pressures will continue during the third quarter of 1994 and recognizes that a significant improvement in both sales and margins must be achieved for the Company to return to profitability.

         Selling, general and administrative expenses were $12.5 million and $26.4 million for the thirteen and twenty six week periods ended July 31, 1994, respectively, compared to $8.1 million and $14.8 million for the three and six month periods ended June 30, 1993, respectively. The increase is primarily reflective of the payroll and other costs related to operating the Sam's leased departments. Also, for the thirteen and twenty six weeks ended July 31, 1994, the Company recorded a reduction to selling, general and administrative expenses of $1.4 million reflecting a change in estimate of certain transition related liabilities. Such income is recorded as a reduction to selling, general and administrative expenses.

         Net loss for the thirteen weeks ended July 31, 1994 was $4.9 million or $0.19 per share compared to net income of $181,000 or $0.01 per share for the quarter ended June 30, 1993. Net loss for the twenty six weeks ended July 31, 1994 was $10.9 million or $0.43 per share compared to a net loss of $10.0 million or $0.39 per share for the six months ended June 30, 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


         The retail jewelry business is seasonal in nature with a higher proportion of sales and earnings generated during the fourth quarter Christmas selling season. As a result, operating results for the interim periods are not necessarily indicative of results of operations for the entire fiscal year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 1994, cash and cash equivalents totalled $4.5 million and the Company had short-term borrowings of $9.2 million outstanding under its revolving credit facility. Also, the Company owed Sam's approximately $4.1 million, which is included in accounts payable, for certain third-party merchandise acquired by the Company from Sam's. Final payment of these amounts is due during the third quarter of 1994.

         Inventory decreased $16.1 million from year-end 1993 reflecting management's commitment to reduce and rebalance its inventory until the desired levels are achieved.

         The Company has historically financed its working capital requirements through a combination of proceeds of public offerings, internally generated cash, short-term borrowings under bank lines of credit and a senior note placement. As of July 31, 1994, the Company's short-term borrowings were made under a $25 million unsecured revolving bank credit facility with SunBank which bore interest at the bank's prime rate or two percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate. In August 1994, the Company signed a commitment letter with NationsBank for a two year $50 million unsecured line of credit. The Company anticipates that all documentation regarding this facility will be finalized by the end of September 1994 which facility will replace the existing Sun Bank line. In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Semi-annual interest payments on the notes began in April 1993 and annual principal payments of $6.5 million commence in April 1996 with a final $9.0 million principal payment due in October 1999. Each of the agreements are subject to various financial ratios, operating results and covenants and restricts dividend payments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


         Funds will continue to be required to facilitate the Company's growth and funding is anticipated to come from operations, bank lines of credit or the capital markets and the Company's asset management program, which is primarily focused on reducing the working capital requirements of the Company by eliminating excess inventory.

                          PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


         The Annual Meeting of Shareholders was held on August 12, 1994. The shareholders of the Company elected as directors Isaac Arguetty, Chaim Edelstein, Dean Groussman, Peter J. Hayes, Joseph Pennacchio, John W. Burden and Sidney J. Feltenstein to serve as follows: Messrs. Arguetty, Hayes, Pennacchio, and Edelstein will continue until the third annual meeting of shareholders after election or until their successors have been elected and qualified; Messrs. Burden and Groussman will continue until the second annual meeting of shareholders or until their successors have been elected and qualified; and Mr. Feltenstein will continue until the first annual meeting of shareholders after election or until his successor has been elected and qualified. The election of directors by the shareholders was by the following votes:


DIRECTOR                                 FOR                          WITHHELD
- - - - --------                                 ---                          --------

Isaac Arguetty                           23,314,507                   552,451
Chaim Edelstein                          23,317,390                   549,568
Dean Groussman                           23,319,110                   547,848
Peter J. Hayes                           23,318,310                   548,648
Joseph Pennacchio                        23,318,660                   548,298
John W. Burden                           23,319,310                   547,648
Sidney J. Feltenstein                    23,314,990                   551,968


         The following are directors whose term of office continued after the Annual Meeting: Alan H. Lipton, Eliahu Ben-Shmuel, and Rosemary B. Trudeau.

         The Shareholders also ratified Deloitte & Touche as independent accountants of the Company for the fiscal year ending January 29, 1995 by a vote of 23,670,285 shares in favor, 128,261 shares against and 68,412 shares abstaining.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              JAN BELL MARKETING, INC.
                                       -------------------------------------
                                                    (Registrant)



                                       By: /s/ Frank S. Fuino, Jr.
                                           -----------------------
                                           Executive Vice President of Finance
                                           and Chief Financial Officer


Date: September 14, 1994