Form 10-Q/A
period 1994-07-31
JAN BELL MARKETING INC
filed 1994-12-13
CIK 817946

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

                             YES /X/      NO  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 25,922,119 COMMON SHARES ($.0001 PAR VALUE)
                           AS OF SEPTEMBER 12, 1994

                                 FORM 10-Q/A

                               QUARTERLY REPORT

                      Thirteen Weeks Ended July 31, 1994



                              TABLE OF CONTENTS


                              -----------------


                                                              PAGE NO.

PART II:  OTHER INFORMATION

        Signatures                                                3

        Item 6.

             Exhibits and reports on Form 8-K                     4

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JAN BELL MARKETING, INC.
                                  ------------------------------------
                                              (Registrant)





                                  By: /s/ Frank S. Fuino, Jr.
                                  ------------------------------------
                                  Frank S. Fuino, Jr.
                                  Executive Vice President of Finance
                                  and Chief Financial Officer




Date:  December 8, 1994

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 (27) Financial Data Schedule (for SEC use only)

           (b)  None