Form 10-Q
period 1994-10-30
JAN BELL MARKETING INC
filed 1994-12-14
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended October 30, 1994.

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

                  25,922,119 COMMON SHARES ($.0001 PAR VALUE)
                           AS OF NOVEMBER 30, 1994

                                   FORM 10-Q

                                QUARTERLY REPORT

                    THIRTEEN WEEKS ENDED OCTOBER 30, 1994


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




PART II: OTHER INFORMATION

         Items 1, 2, 4 and 5
              have been omitted because they are not
              applicable with respect to the current
              reporting period.

         Item 3. Defaults upon Senior Securities                    15

         Item 6. Exhibits and reports on Form 8-K                   15

PART I:  Financial Information

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                  A S S E T S

                                            October 30,         December 31,
                                               1994                1993
                                           ------------         ------------
                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                   $     2,246         $    30,178
Accounts receivable, net                         35,264              22,064
Inventories                                     182,109             177,538
Refundable income taxes                           1,484              15,075
Prepaid expenses                                  1,837               1,103
Other current assets                                525               1,914
                                                -------              -------
    Total current assets                        223,465             247,872

Property, net                                    30,316              28,846
Other assets                                      7,638               7,686
Excess of cost over fair
 value of net assets acquired                    26,982              27,850
                                                -------             -------
                                            $   288,401         $   312,254
                                                =======             =======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                            $    37,977         $    29,339
Accrued expenses                                  4,394               8,734
Accrued lease payment                             1,940               1,877
Liability for inventory sold
 and repurchased (Note B)                           ---              33,426
Senior notes payable
 classified as current (Note F)                  33,734                 ---
Notes payable to banks                           23,000                 ---
                                                -------              ------
    Total current liabilities                   101,045              73,376

Long-term debt                                      ---              33,496

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,922,119 and 25,851,738 shares
  issued, respectively                                3                   3
Additional paid-in capital                      181,392             180,367
Retained earnings                                 8,957              28,871
                                                -------             -------
                                                190,352             209,241
Deferred compensation                            (2,996)             (3,859)
                                                -------             -------
                                                187,356             205,382
                                                -------             -------
                                            $   288,401         $   312,254
                                                =======             =======


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                            Thirteen-Weeks Ended      Quarter Ended
                                              October 30, 1994      September 30, 1993
                                              ----------------      ------------------
                                                           (Unaudited)
Net sales                                     $      68,588           $      42,601

Cost of sales                                        58,354                  36,547
                                                 ----------              ----------

Gross profit                                         10,234                   6,054

Interest and other
  income                                                102                      50
                                                 ----------              ----------
                                                     10,336                   6,104
Selling, general and
 administrative
 expenses                                            13,693                   8,982

Other costs (Note B)                                    ---                     805

Interest expense                                        908                     771
                                                 ----------              ----------

(Loss) before income taxes                           (4,265)                 (4,454)

Income taxes                                            267                  (1,567)
                                                 ----------              ----------


Net (loss)                                    $      (4,532)          $      (2,887)
                                                 ==========              ==========


Net income (loss) per
 common share                                 $        (.18)          $        (.11)
                                                 ==========              ==========


Weighted average shares
 outstanding                                     25,725,533              25,512,534
                                                 ==========              ==========




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                           Thirty Nine Weeks Ended       Nine Months Ended
                                              October 30, 1994          September 30, 1993
                                              ----------------          ------------------
                                                               (Unaudited)
Net sales                                       $   191,675                 $  138,017

Less:
 Effect of new agreement
                                                        ---                     77,052
                                                 ----------                 ----------
                                                    191,675                     60,965

Cost of sales                                       164,274                    114,800

Less:
 Effect of new agreement
                                                        ---                     58,945
                                                 ----------                 ----------
                                                    164,274                     55,855

Gross profit                                         27,401                      5,110

Interest and other
  income                                                207                        507
                                                 ----------                 ----------
                                                     27,608                      5,617
Selling, general and
 administrative
 expenses                                            40,057                     23,759

Other costs (Note B)                                    ---                        805

Interest expense                                      2,522                      2,349
                                                 ----------                 ----------

(Loss) before income taxes                          (14,971)                   (21,296)

Income taxes                                            472                     (8,437)
                                                 ----------                 ----------


Net (loss)                                      $   (15,443)               $   (12,859)
                                                 ==========                 ==========

Net (loss) per common
 share                                          $     ( .60)               $     ( .50)
                                                 ==========                 ==========

Weighted average shares
 outstanding                                     25,667,242                 25,466,044
                                                 ==========                 ==========




                      See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                         Thirty Nine Weeks Ended             Nine Months Ended
                                             October 30, 1994                September 30, 1993
                                             ----------------                ------------------
                                                               (Unaudited)
Cash flows from operating
   activities:
Cash received from customers                 $     176,045                  $      130,952
Cash paid to suppliers and
   employees                                      (204,894)                       (183,244)
Interest and other income
   received                                            207                             507
Interest paid                                       (2,522)                         (2,349)
Income taxes (paid) received                        13,561                          (2,230)
                                                  --------                         -------

Net cash used in
   operating activities                            (17,603)                        (56,364)
                                                  --------                         -------

Cash flows from investing
   activities:
   Capital expenditures                             (5,487)                         (9,282)
                                                  --------                         -------

Cash flows from financing
   activities:
   Net borrowings under lines of
    credit                                          23,000                          16,350
   Proceeds from exercise of
    options                                             --                             248
   Stock purchase plan payments
    withheld                                            33                              82
                                                  --------                         -------

Net cash provided by
   financing activities                             23,033                          16,680
                                                  --------                         -------

Net decrease in cash
   and cash equivalents                                (57)                        (48,966)
Cash and cash equivalents at
   beginning of year                                 2,303                          49,634
                                                  --------                         -------

Cash and cash equivalents at
   end of period                             $       2,246                  $          668
                                                  ========                         =======





                         See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                          (Amounts shown in thousands)

                                         Thirty Nine Weeks Ended        Nine Months Ended
                                            October 30, 1994            September 30, 1993
                                            ----------------            ------------------
                                                            (Unaudited)
Reconciliation of net Loss
 to net cash used in
 operating activities:
  Net loss                               $    (15,443)                      $   (12,859)

Adjustments to reconcile
 net loss to net cash
 used in operating activities:
 Depreciation and
   amortization                                 5,987                             4,773
 Stock compensation expense                       775                             1,548
 Stock grants                                     660                               ---
   (Increase) Decrease
    in assets:
    Accounts receivable (net)                 (15,630)                           40,569
    Inventories                                 3,250                           (74,950)
    Prepaid expenses                           12,476                           (12,562)
    Other current assets                         (597)                              854
 Increase (Decrease) in
    liabilities:
    Accounts payable                           11,554                           (17,049)
    Accrued expenses                           (2,565)                           (1,074)
    Deferred taxes                                 96                               ---
    Liability for inventory
     sold and repurchased                     (18,166)                           14,386
                                             --------                           -------

Net cash used in
     operating activities                $    (17,603)                      $   (56,364)
                                             ========                           =======





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and thirty nine week periods ended October 30, 1994 and three and nine month periods ended September 30, 1993, have not been audited by certified public accountants but, in the opinion of management of the Company, reflect all adjustments (which include only normal recurring accruals, except as discussed in Note B) necessary to present fairly such information of those periods. Results of the thirteen and thirty nine week periods ended October 30, 1994 and three and nine month periods ended September 30, 1993 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying financial statements should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ending December 31, 1993.

B.       Agreement with Sam's Wholesale Club

         In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999. In March 1994, the agreement was extended to February 1, 2001. Under the terms of the Agreement, the Company repurchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets and is being amortized over the term of the Agreement. The unamortized amount as of October 30, 1994 was approximately $6.0 million. The Company pays Sam's a tenancy fee of 9% of net sales.

         As a result of this new Agreement with Sam's in 1993, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. The Company had originally estimated the amount of inventory subject to repurchase at $77.1 million and the related cost of sales at $59.0 million which resulted in an $18.1 million one-time charge to pre-tax earnings that was recorded in the first quarter of 1993.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


         As of December 31, 1993, the Company owed Sam's approximately $42.5 million of which approximately $33.4 million was for inventory repurchased from Sam's and approximately $9.1 million which is included in accounts payable for certain third party merchandise acquired by the Company from Sam's. At October 30, 1994, the Company owed $1.9 million which has been subsequently paid.

         In the quarter ended September 30, 1993, the Company incurred $805,000 of costs related to commencing operations under the agreement.

C.  Inventories:

         Inventories are summarized as follows:

                                                               October 30,     December 31,
                                                            -------------------------------
                                                                  1994             1993
                                                            -------------------------------
                                                             (Amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                                              $  11,840         $  10,885
   Finished goods                                                56,763            57,158
Gold jewelry-related merchandise:
   Raw materials                                                      2                13
   Finished goods                                                31,278            26,794
Watches                                                          61,733            62,688
Other consumer products                                          20,493            20,000
                                                                -------           -------
                                                              $ 182,109         $ 177,538
                                                                =======           =======

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

D.  Income Taxes

         The Company's provision for income taxes for the thirteen weeks ended October 30, 1994 is related to the earnings of foreign subsidiaries. Federal and state tax benefits have not been recognized for the domestic loss for the thirteen weeks ended October 30, 1994 due to the fact that all loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

E.  Change in Fiscal Year

         In February 1994, the Company determined to change its fiscal year from a calendar year ending on December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January. The first such fiscal year began on January 31, 1994 and will end on January 29, 1995. The following is condensed information regarding the unaudited consolidated results of operations and cash flows for the 30 day transition period of January 1, 1994 to January 30, 1994 (in thousands, except per share data):

         CONSOLIDATED STATEMENT OF OPERATIONS

         Net sales                                                  $    7,384
         Gross profit                                                      689
         Net loss                                                       (4,471)
         Loss per common share                                            (.17)
                                                                        ======

         CONSOLIDATED STATEMENT OF CASH FLOWS

         Net cash (used in) operating activities                    $  (27,469)
         Net cash (used in) investing activities                          (408)
         Net cash provided by financing activities                           2
                                                                       -------

         Net decrease in Cash and Cash Equivalents                     (27,875)
         Cash and Cash Equivalents at Beginning
                 of Period                                              30,178
                                                                       -------

         Cash and Cash Equivalents at End of
                 Period                                             $    2,303
                                                                       =======

         Reconciliation of Net Loss to Net Cash
                 (Used In) Operating Activities:
                 Net Loss                                           $   (4,471)
                 Depreciation and amortization                             747
                 Stock compensation expense                                417
                 (Increase) in current assets                           (4,180)
                 (Decrease) in current liabilities                     (19,982)
                                                                       -------

                 Net cash (used in) operating activities            $  (27,469)
                                                                       =======

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)




         As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, the 1993 quarter and nine months ended September 30, 1993 were not restated to fiscal thirteen and thirty nine week periods ended October 31, 1993.

F.       Financing Arrangements

         For the thirteen and thirty nine week periods ended October 30, 1994, the Company was not in compliance with the earnings covenant contained in its senior note agreement. The Company entered into a forbearance agreement with its senior noteholders regarding such covenant. Since the Company anticipates noncompliance with this covenant at year end, the forbearance agreement contemplates restructuring discussions to be concluded prior to February 28, 1995. Under the circumstances, generally accepted accounting principles require that the senior notes be classified as a current liability.

         As of October 30, 1994, the Company's short term borrowings were made under a two year $50 million unsecured revolving bank credit facility with NationsBank which bore interest at the bank's prime rate plus two percent or two and one half percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate. This credit facility was finalized in September 1994.

Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In May 1993, the Company commenced its transition to a fully-integrated retailer in the wholesale club industry by entering into an agreement with Sam's Wholesale Club ("Sam's") to operate an exclusive leased jewelry department at all existing and future Sam's locations. The operational rollout began on September 21, 1993 and was completed on October 28, 1993, during which time the Company took over the operations of the then existing 331 jewelry departments at Sam's. Including the locations acquired by Sam's from Pace, which the Company had previously operated under an agreement with Pace, the Company operated at October 30, 1994, 437 jewelry departments.

         In February 1994, the Company determined to change its year from a calendar year ending December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January (See Note E to the Financial Statements). As a result of the significant change in the nature of the Company's business from being primarily a wholesale operation during most of 1993 to primarily a retail operation during 1994, comparison with historical operating results is not considered to be meaningful nor practicable. Accordingly, financial information for the quarter and nine months ended September 30, 1993 were not restated to fiscal thirteen and thirty nine weeks ended October 31, 1993 period.

         Net sales were $68.6 million for the quarter ended October 30, 1994 and gross profit was $10.2 million or 14.9% of net sales. Inventory at December 31, 1993 was and continues to be in excess of desired levels, and the Company experienced both sales and margin pressure during the third quarter as it continues to reduce and rebalance its inventory position. Management anticipates these pressures will continue during the fourth quarter of 1994 and recognizes that a significant improvement in both sales and margins must be achieved for the Company to return to profitability.

         Selling, general and administrative expenses were $13.7 million and $40.1 million for the thirteen and thirty nine weeks periods ended October 31, 1994 respectively compared to $9.0 million and $23.8 million for the three and nine month periods ended September 30, 1993, respectively. The increase is primarily reflective of the payroll and other costs related to operating the Sam's leased departments.

         Net loss for the thirteen weeks ended October 30, 1994 was $4.5 million or $0.18 per share compared to a net loss of $2.9 million or $0.11 per share for the quarter ended September 30, 1993. Net loss for the thirty nine weeks ended October 30, 1994 was $15.4 million or $.60 per share compared to a net loss of $12.9 million or $.50 per share for the nine months ended September 30, 1993.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

         The retail jewelry business is seasonal in nature with a higher proportion of sales and earnings generated during the fourth quarter Christmas selling season. As a result, operating results for the interim periods are not necessary indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of October 30, 1994, cash and cash equivalents totalled $2.2 million and the Company had short-term borrowings of $23.0 million outstanding under its revolving credit facility. Also, the Company owed Sam's approximately $1.9 million, which is included in accounts payable, for certain third-party merchandise acquired by the Company from Sam's. Final payment of this amount was made subsequent to October 30, 1994.

         Inventory increased $4.6 million from year-end 1993 primarily reflecting the build-up in inventory required for the Christmas selling season. Management is committed to reducing and rebalancing its inventory until desired levels are achieved.

         The Company has historically financed its working capital requirements through a combination of proceeds of public offerings, internally generated cash, short-term borrowings under bank lines of credit and a senior note placement. As of October 30, 1994, the Company's short-term borrowings were made under a two year $50 million unsecured revolving bank credit facility with NationsBank which bore interest at the bank's prime rate plus two percent or two and one half percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate. This credit facility was finalized in September, 1994. In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Semi-annual interest payments on the notes began in April 1993 and annual principal payments of $6.5 million commence in April 1996 with a final $9.0 million principal payment due in October 1999.

         Each of the foregoing agreements is subject to various financial ratios, operating results and covenants and restricts dividend payments. For the thirteen and thirty nine week periods ended October 30, 1994, the Company was not in compliance with the earnings covenant contained in its senior note agreement. The Company entered into a forbearance agreement with its senior noteholders regarding such covenant. Since the Company anticipates noncompliance with this covenant at year end, the forbearance agreement contemplates restructuring discussions to be concluded prior to February 28, 1995. Under the circumstances generally accepted accounting principles require that the senior notes be classified as a current liability.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


         Due to current operating results, the Company is evaluating the recoverability of the costs in excess of net assets acquired (goodwill) resulting from the purchase of the joint venture interest Big Ben Ninety in 1991. If the Company determines that a portion or all is not recoverable, a write down would be necessary.

         Funds will continue to be required to facilitate the Company's growth and funding is anticipated to come from operations, bank lines of credit or the capital markets and the Company's asset management program, which is primarily focused on reducing the working capital requirements of the Company by eliminating excess inventory.

                          PART II:  OTHER INFORMATION




Item 3.  Defaults Upon Senior Securities.

         Based upon results of operations through October 30, 1994, the Company is not in compliance with an earnings covenant on the outstanding $35 million of unsecured Senior notes issued in October 1992.
         The Company entered into a forbearance agreement with its senior noteholders regarding such covenant. Since the Company anticipates noncompliance with this covenant at year end, the forbearance agreement contemplates restructuring discussions to be concluded prior to February 28, 1995.

Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits
         (27) Financial Data Schedule (for SEC use only).

   (b)   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JAN BELL MARKETING, INC.
                                     ----------------------------
                                              (Registrant)



                                     By: /s/ Frank S. Fuino, Jr.
                                         -----------------------------------
                                         Executive Vice President of Finance
                                         and Chief Financial Officer


Date:  December 12, 1994