Form 10-K
period 1995-01-28
JAN BELL MARKETING INC
filed 1995-05-15
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JANUARY 28, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         COMMISSION FILE NUMBER  1-9647

                            JAN BELL MARKETING, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                59-2290953
          --------                                ----------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)

        13801 N.W. 14th Street Sunrise, Florida         33323
       --------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)

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

                           YES   / X /      NO   /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               /   /

As of April 28, 1995, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $70,339,272.50. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 28 1995, 25,748,358 shares of Common Stock ($.0001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1995 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 52.

                            JAN BELL MARKETING, INC.

                                TABLE OF CONTENTS



PART I                                                 Page No.

     Item 1    Business.............................       4
     Item 2    Properties...........................      11
     Item 3    Legal Proceedings....................      11
     Item 4    Submission of Matters to a Vote
                 of Security Holders................      11

PART II

     Item 5    Market for the Registrant's Common
                  Stock and Related Stockholder
                  Matters...........................      12
     Item 6    Selected Financial Data..............      12
     Item 7    Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations.........      14
     Item 8    Financial Statements and
                  Supplementary Data................      24
     Item 9    Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure..............      47

PART III

     Item 10   Directors and Executive Officers
                  of the Registrant.................      47
     Item 11   Executive Compensation...............      47
     Item 12   Security Ownership of Certain
                  Beneficial Owners and
                  Management........................      47
     Item 13   Certain Relationships and Related
                  Transactions......................      47

PART IV

     Item 14   Exhibits, Financial Statement
                  Schedules, and Reports on
                  Form 8-K..........................      48


                                     PART I

ITEM 1.   BUSINESS

  GENERAL

     Jan Bell provides fine jewelry, watches and certain other select non-jewelry consumer products to the value-conscious fashion consumer.
The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc. ("Sam's"), pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic locations through February 1, 2001. In Fiscal 1994, sales through Sam's accounted for approximately 85% of the Company's net sales. The Company offers products ranging from fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "WAREHOUSE MEMBERSHIP CLUBS."

     Prior to Fiscal 1993, the Company operated principally as a jewelry, watch and fragrance wholesaler to the warehouse membership club industry. Following the Company's transition to retailing as a leased department operator at Sam's in the fourth quarter of 1993, the Company recognized the need for additional retail management expertise. New Board members were recruited from senior department and specialty store executives, who in turn hired a new C.E.O. New management then began addressing the Company's strategic strengths and direction.

     In late 1994, as part of the Fiscal 1995 planning process, management and the new Board reviewed the Fiscal 1994 results of all lines of business and their attendant cost structures. This process resulted in the following decisions.

     First the Company's domestic manufacturing operations engaged in the manufacturing of fixtures for the Company's retail locations and the other manufactured various gem and gold products were closed.


     Second, staffing levels were reduced at the Company's headquarters, other operational expenses were reduced and merchandising programs were designed to better manage retail sales, gross profit and the replenishment function.

     Third, management also addressed the Company's wholesale watch division, which had evolved into a low end, watch business with sourcing in the parallel markets and which contributed disproportionately to expense. With no perceived opportunity to improve the performance of this division, management has closed the wholesale watch operations, other than selected sales and continued balancing of inventory.

     For a description of the Company's recent financing events, see "RECENT EVENTS" in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     The terms "Jan Bell" and the "Company" when used herein refer to Jan Bell Marketing, Inc. and its consolidated subsidiaries, as required by the context. The Company's principal offices are located at 13801 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (305) 846-2705). The Company's fiscal year ended on January 28, 1995 and is referred to herein as "Fiscal 1994."

  PRODUCTS

     The following table sets forth the approximate percentage of net sales for the Company's principal products for the periods specified:

                                    Fifty-two weeks
                                        ended
                                      January 28,             Years Ended December 31,
                                      -----------      -------------------------------------
                                         1995            1993      1992      1991       1990
                                         ----            ----      ----      ----       ----
Gold jewelry with diamonds
  and/or other precious and
  semi-precious stones                    35%             39%       29%       25%        37%
Gold jewelry                              19              25        28        26         32
Watches                                   22              26        38        34         29
Other consumer products                   24              10         5        15          2


     The Company's principal products are gold jewelry set with diamonds and/or other precious and semi-precious gemstones, gold chain, other forms of gold and silver jewelry and watches. The Company's jewelry product line includes chains, pendants, bracelets, watches, rings and earrings. Other consumer products sold by the Company include perfumes and fragrances, sunglasses, writing instruments, and collectible and giftware products.

     The Company's products are classically designed to offer broad consumer appeal. Following the warehouse club philosophy of limiting the assortment in each product category, a typical location will be merchandised at any one time with approximately 300 jewelry items, 100 watches and 200 other consumer products. This assortment is more focused than the average number of items typically stocked by jewelry counters in department stores and other jewelry retailers.

  WAREHOUSE MEMBERSHIP CLUBS

     The Company's principal customers during Fiscal 1994 were members of Sam's Club. In Fiscal 1994, 1993, 1992, 1991 and 1990 approximately 85%, 85%, 81%,
71%, and 64%, respectively, of the Company's net sales originated from the warehouse membership clubs. The Company's sole warehouse membership club relationship in Fiscal 1994 was with Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's club locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive leased department at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001.

     Warehouse membership clubs offer a variety of product categories to targeted consumers. By limiting the assortment in each product category and operating on a no-frills basis, warehouse membership clubs generally provide name brand products at prices significantly below conventional retailers and department, discount and catalog stores. Warehouse club members, the majority of whom pay a nominal annual membership fee, include businesses, credit unions, employee groups, schools, churches and other organizations, as well as eligible individuals. In addition to jewelry, merchandise offered by warehouse membership clubs typically includes groceries, health and beauty aids, computers, cellular telephones, clothing, sporting goods, automotive accessories, hardware, electronics and office equipment. Successful execution of the warehouse membership club concept requires high sales volumes, rapid inventory turnover, low merchandise returns and strict control of operating costs.

     Each Sam's location is staffed by Jan Bell employees with the inventory owned by Jan Bell until sold to Sam's members. In exchange for the right to operate the department and the use of the retail space, Jan Bell pays a tenancy fee of 9% of net sales. While Sam's is responsible for paying utility costs, maintenance and certain other expenses associated with operation of the departments, the Company provides and maintains all fixtures and other equipment necessary to operate the departments.

     In 1992, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances with Club Aurrera, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. Due to the peso devaluation, the Company anticipates that sales by its Mexican subsidiary will be significantly lower in 1995 than in 1994 reflecting the overall reduction in the Mexican consumer's disposable income.

  SPECIAL CONSIDERATIONS

     The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. At the present time, the Company is dependent on Sam's to conduct its business. Accordingly, the loss of the Company's leased department arrangement with Sam's or a material reduction of sales at Sam's would have a material adverse effect on the business of the Company. Moreover, the Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship and the Company's business. The opening and success of the leased locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the leased operations and future expansion and hire and train personnel.

  OTHER CUSTOMERS

     The Company also sells to a limited number of department stores, supermarkets, discount stores, drug stores, wholesalers and jewelry chains. In Fiscal 1994, sales to these customers aggregated approximately 10% of net sales. Due to the closing of the wholesale watch division in late 1994 and the focus on the retail operations at Sam's, it is not anticipated that sales to other customers will continue in any significant manner other than the continued balancing of inventory and selected sales of goods.

PURCHASING

  DIAMONDS AND GEMSTONES

     The Company purchases diamonds and other gemstones directly in international markets located in Tel Aviv, New York, Antwerp, and elsewhere. The Company buys cut and polished gemstones in various sizes. During 1990, the Company acquired a purchasing and trading unit based in Israel. The Company seeks to meet its diamond requirements with purchases on a systematic basis throughout the year.

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

  GOLD PRODUCTS

     Finished gold products and gold castings are purchased from a relatively small number of manufacturers in Israel, Italy, New York and California. The Company believes that there are numerous alternative sources for gold chain and castings, and the failure of any of its current manufacturers would not have a material adverse effect on the Company.

  WATCHES

     From May 1990 through Fiscal 1994, the Company actively marketed watches. Featuring Seiko and Citizen watches as well as other select name brands, private label and designer watches (such as Givenchy, Mathey Tissot and Ted Lapidus watches), the Company sold its watch inventory through Sam's and at wholesale to a variety of retail outlets. During late 1994, the Company decided to close the wholesale watch operations, so the watch program going forward is anticipated to be a part of the Company's retail operations other than selected sales and continued balancing of inventory.

     During 1994, the Company purchased approximately 29.0% of watches directly from certain manufacturers as well as approximately 71.0% of watches through parallel marketed means. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "REGULATION."

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

     Because supplies of parallel marketed products are not always readily available, it can be a difficult process to match the customer demand to market availability. Management plans to reduce its parallel market purchases in Fiscal 1995. See "REGULATION."

  SEASONALITY

     The Company's jewelry business is highly seasonal, with the fourth calendar quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 37% of the Company's Fiscal 1994 net sales were made during the fourth quarter.

  MANUFACTURING

     The Company currently performs all quality control functions at its headquarters in Sunrise, Florida and performs certain jewelry manufacturing in Israel.

     All gold and watch products are manufactured by third parties. During Fiscal 1994, approximately 35.1% and 10.6% of gemstone products received were manufactured by the Company in Israel and Florida, respectively. The manufacturing operations in Florida were closed in late Fiscal 1994. The remaining portion of gemstone products were manufactured or purchased complete from third parties.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

  GENERAL

     Each retail department is supervised by a manager whose primary duties include member sales and service, scheduling and training of associates, and maintaining loss prevention and visual presentation standards. The departments are generally staffed by the manager and a minimum of two staff associates depending on sales volume. The departments employ temporary associates during peak selling seasons such as Christmas. Each department is open for business during the same hours as the warehouse club in which it operates. Except for extended hours during certain holiday seasons, Sam's is generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., 9:30 a.m. to 7:00 p.m. on Saturdays and 11:00 a.m. to 6:00 p.m. on Sundays.

     The department manager reports to a district manager. A district manager supervises on average 13 clubs and reports to a regional director. The Company presently has three regional directors who report to the Vice President of Field Operations.

     The fixtures and equipment located in the Company's departments generally consist of six to ten showcases, four corner towers, a safe, a POS terminal, storage cabinets for merchandise and supplies, display elements, signage and miscellaneous equipment such as telephones, scales, calculators and diamond testers. In certain larger volume clubs, the department will have additional showcases and towers.

     The Sam's Clubs are membership only, cash and carry operations. The Company's departments are required to accept only the forms of payment accepted by Sam's which presently includes cash, checks and Discover Card.

  DEPARTMENT COUNT

     The following table sets forth data regarding the number of departments which the Company operated:

                                                 Fiscal
                                                  1994     1993(b)    1992    1991(a)
                                                  ----     ------     ----    -------
Departments:
- ------------
Operated, beginning of period                      418       114       87       -0-
Opened during period                                22       339       28       91
Closed during period                                12        35        1        4
Operated, end of period                            428       418      114       87
                                                   ---       ---      ---       ---
Net increase                                        10       304       27       87
                                                   ===       ===      ===       ===

(a) In April, 1991, the lease arrangement with Pace commenced. Includes the initial conversion of 62 Pace locations and the subsequent acquisition of 19 Price Savers Clubs by Pace.

(b) Includes the initial conversion of 315 Sam's retail departments and the closing of 30 locations as a result of Pace ceasing operations.

     Generally, the Company's departments are between 260 and 275 square feet of selling space usually located in higher traffic areas of the clubs near or adjacent to the cart rails, front entrances or check out areas of the clubs.

  PERSONNEL AND TRAINING

     The Company considers its associates to be one of the most important aspects of its ability to successfully carry out its business objectives. The Company intends to devote a substantial amount of resources to support its associates with training programs, technology and facilities. The Company has implemented a comprehensive training program covering its relationship selling techniques, member service skills, product knowledge and operational procedures. The Company compensates its associates at rates it believes are competitive in the discount retail industry and seeks to motivate its associates through a flexible incentive program. The flexible incentive program is not based on the typical commission system (i.e., % of sales revenue), but rewards the associate for exceeding target sales levels or meeting other criteria which the Company establishes from time to time.

  ADVERTISING AND PROMOTION

     In accordance with Sam's philosophy, the Company does not promote its products sold in the departments by newspaper or other periodical advertising or the broadcast media. To support seasonal activities, the Company promotes its products through direct mail catalogues to Sam's members. The Company does utilize promotional materials such as signage, banners and takeaway brochures within the clubs to promote its products. The Company also advertises in connection with its licensed products.

  DISTRIBUTION

     The Company's retail departments receive the majority of their merchandise directly from distribution warehouses located in Sunrise, Florida. Merchandise is shipped from the distribution warehouses utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to
the retail locations from suppliers.   The Company transfers merchandise
between retail departments to balance inventory levels and to fulfill customer requests. The Company's wholesale shipments are processed through its distribution warehouse in Sunrise, Florida.

     The Company operates a distribution facility in Mexico City, Mexico; this facility warehouses and distributes merchandise sold to Club Aurrera.

     The Company does not believe that the dollar amount of unfilled orders is significant to an understanding of the Company's business due to the relatively short time between receipt of a customer order and shipment of the product.

  COMPETITION

     The Company's competitors include foreign and domestic jewelry retailers, national and regional jewelry chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service. With the consolidation of the retail industry that is occurring, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

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

  EMPLOYEES

     As of April 28, 1995, the Company employed approximately 1031 persons on a full-time basis, including approximately 688 in regional and local sales (primarily the Sam's retail locations), 194 in inventory and distribution and 149 in administrative and support functions. In addition, the Company also employed approximately 785 persons on a part-time basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2.   PROPERTIES

  PROPERTIES AND LEASES

     The Company's corporate headquarters are owned by the Company and located on 3.7 acres in a 60,000 square foot building in Sunrise, Florida. The Company owns an additional 11.1 acres adjacent to the headquarters facility, on which a 123,000 square foot building for use primarily in distribution and shipping was completed during 1994.

     The Company leases one distribution and one office facility with an aggregate of approximately 7,000 square feet in Mexico City pursuant to a lease which expires in May 1996. The Company leases facilities in Israel of 3,800 square feet for manufacturing and 1,140 square feet for production and offices.

     As of May 9, 1995, the Company had leased department operations at 419 Sam's club locations in 48 states throughout the United States and Puerto Rico. The typical leased department consists of approximately 260 to 275 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending January 28, 1995.

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

                                                              High       Low
                                                              ----       ---
Year Ending December 31, 1993
     First Quarter ..............................            $20.63    $14.88
     Second Quarter .............................             18.38     13.25
     Third Quarter ..............................             14.00      8.50
     Fourth Quarter .............................             13.13      8.63

Year Ending January 28, 1995
     First Quarter ..............................            $ 7.38    $ 5.38
     Second Quarter .............................              6.50      4.75
     Third Quarter ..............................              7.50      4.88
     Fourth Quarter .............................              5.75      2.31

     The last reported sales price of the Common Stock on the American Exchange Composite Tape on April 28, 1995 was $2.75. On April 28, 1995, the Company had 942 stockholders of record.

     The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company's credit facility and senior debt prohibit dividend payments.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                  Fifty-two
                                                 weeks ended
                                                 January 28,              Years Ended December 31,
                                                 -----------     -------------------------------------------
                                                    1995         1993         1992         1991         1990
                                                    ----         ----         ----         ----         ----
                                                             (in thousands, except per share data)
INCOME STATEMENT DATA:

Net Sales                                         $305,685     $275,177     $333,521     $224,261     $177,246
 Less: Effect of Sam's agreement (1)                   ---       99,718          ---          ---          ---
                                                  --------     --------     --------     --------     --------
                                                   305,685      175,459      333,521      224,261      177,246
                                                  --------     --------     --------     --------     --------
Cost of Sales                                      263,979      245,310      276,872      184,447      151,466
 Less: Effect of Sam's agreement (1)                   ---       79,687          ---          ---          ---
                                                  --------     --------     --------     --------     --------
                                                   263,979      165,623      276,872      184,447      151,466
                                                  --------     --------     --------     --------     --------
Gross profit                                        41,706        9,836       56,649       39,814       25,780
Selling, general and administrative expenses        60,048       44,492       34,826       23,685       15,093
Other charges (2)                                   47,773       10,217          ---        6,440          ---
Currency devaluation                                 5,474          ---          ---          ---          ---
                                                  --------     --------     --------     --------     --------
Operating income (loss)                            (71,589)     (44,873)      21,823        9,689       10,687
Interest expense                                     3,534        3,195          916        2,419          757
Interest and other income                              419          635          550        3,033        3,444
                                                  --------     --------     --------     --------     --------
Income (loss) before income  taxes and
 minority interest                                 (74,704)     (47,433)      21,457       10,303       13,374
Income tax provision (benefit)                         353      (11,709)       6,682        2,674        4,052
Minority interest in consolidated
 joint venture                                         ---          ---          ---          684        2,569
                                                  --------     --------     --------     --------     --------
Net income (loss)                                 $(75,057)    $(35,724)    $ 14,775     $  6,945     $  6,753
                                                  ========     ========     ========     ========     ========
Net income (loss) per common share                $  (2.92)    $  (1.40)    $    .59     $    .31     $    .30
                                                  ========     ========     ========     ========     ========

BALANCE SHEET DATA (AT PERIOD END):

Working capital                                   $ 88,742     $174,496     $198,043     $140,855     $154,148
Total assets                                       186,752      312,254      301,958      228,833      208,898
Notes payable, less amounts classified as current      ---       33,496       33,047          ---       18,001
Stockholders' equity                               127,335      205,382      234,974      208,248      172,940


- ---------------------------
(1) As a result of the new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which was subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. (See Note B to the Consolidated Financial Statements.)

(2) Other charges in the fifty-two weeks ended January 28, 1995, include (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben '90 joint venture; (b) $17.7 million to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company has decided to close, and certain other inventory in order to raise cash for liquidity purposes as a result of the uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million in payments to and provisions for severance for terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the unvested portions of bonus stock awards; and (d) other costs of $.6 million, consisting of financing costs incurred primarily in connection with the senior notes and bank credit facility agreements which contain certain covenants with which the Company failed to comply, less a recovery of previously accrued expenses resulting from the settlement of the terminated lease department agreement with Pace Membership Club, Inc. (See Note K to the Consolidated Financial Statements.)






     Other charges in 1993 are approximately $6.0 million in one-time charges related to the Sam's agreement and other retail transition costs, and charges of $4.2 million related to compensation costs in connection with the departure of the former Chairman of the Board of Directors. Other charges in 1991 include expenses of $2.0 million incurred as a result of the terminated acquisition of Michael Anthony Jewelers, Inc. in August of that year, and $4.4 million for the settlement of certain class action litigation. (See Note K to the Consolidated Financial Statements.)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  1993 AND 1994 - AN OVERVIEW

     The year 1993 was one of transition for the Company. Prior to 1993, the Company was contractually the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's Wholesale Clubs ("Sam's"). In May 1993, the Company entered into an agreement with Sam's to operate an exclusive leased jewelry department at all existing and future Sam's locations through February 1, 1999, later extended to February 1, 2001. The operational rollout began on September 21, 1993 and was completed on October 28, 1993, during which time the Company took over the operations of the then existing 331 jewelry departments at Sam's.

     Under the terms of the agreement, the Company purchased Sam's existing inventory including goods that Sam's had previously purchased from the Company as well as from other vendors. In addition, as consideration for this agreement, the Company paid to Sam's a one-time fee of $7.0 million which is being amortized by the Company over the term of the contract. The Company pays a tenancy fee to Sam's of 9% of net sales (9.25% prior to April 1994).

     As a result of this new agreement with Sam's, the Company recorded a sales reversal of $99.7 million in 1993 for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to 1993 pre-tax earnings. In connection with the transition to become a fully-integrated retailer, Jan Bell also incurred approximately $6.0 million (included in "Other Charges") additional one-time charges. (See Note B to the Financial Statements.)

     When the Company began operating the departments, its operating expenses increased significantly for items such as payroll, tenancy and other costs typically associated with retail operations, as well as interest costs associated with the inventory repurchase.

     In November 1993, Wal-Mart Stores, Inc. announced that it would purchase most of the Pace locations and would operate them as Sam's. The Pace locations not being acquired would be closed. As of the date of the announcement, Jan Bell was operating the jewelry department at all 117 Pace locations, of which 30 were closed after the Christmas selling season and 87 were converted to Sam's during January 1994. Jan Bell continues to operate its jewelry departments in the converted locations in accordance with the terms of the leased department arrangement with Sam's.

     Following the operational transition at the field level, the Company recognized the need for additional retail management expertise. In the second quarter of Fiscal 1994, senior department and specialty store executives were recruited as new Board members, and the Board hired a new C.E.O. New management then began assessing the Company's strategic strengths and direction.

     In the Company's retail operations, merchandising flexibility was limited in Fiscal 1994 by the effects of the Sam's repurchase agreement. The Company began the fifty-two week period ended January 28, 1995 with an excessive inventory level of $177.5 million, and a remaining financial obligation to Sam's of $42.5 million, the final payment for which was due in May 1994. To generate cash for this payment, the Company reduced inventory by not replenishing stock as it was sold. New merchandise was brought in during the third and fourth quarters.

     In late Fiscal 1994, as part of the fiscal 1995 planning process, management and the new Board reviewed the 1994 results of all lines of business and their attendant cost structures. This process resulted in the following decisions.

     First, the Company's domestic manufacturing operations engaged in the manufacturing of fixtures for the Company's retail locations and various gem and gold products were closed.

     Second, staffing levels were reduced at the Company's headquarters, other operational expenses were reduced, and merchandising programs were designed to better manage retail sales, gross profit and the replenishment function.

     Third, management also addressed the Company's wholesale watch division which had evolved primarily into a low end watch business with product sourcing in the parallel markets and which contributed disproportionately to expense. With no perceived opportunity to improve the performance of this division, management closed the wholesale watch operations, made the decision to liquidate the existing wholesale watch inventory on an expedited basis, established reserves against inventory based upon its estimated net realizable value, accrued the obligations of terminating contractual obligations and wrote off the remaining Goodwill associated with the 1991 acquisition of the minority interest in Big Ben 90. (See Note K to Financial Statements.)

  CHANGE IN FISCAL YEAR

     In February 1994, the Company determined to change its fiscal year from December 31 to a retail 52/53 week fiscal year ending on the last Sunday of each January. This was subsequently changed to the last Saturday of each January. The fifty-two weeks ended January 28, 1995 is referred to as Fiscal 1994 and the years ended December 31, 1993 and 1992 as Fiscal 1993 and Fiscal 1992, respectively.

  RECENT EVENTS

     In the fall of 1994, the Company notified its three senior noteholders, (collectively, the "Noteholders") that the Company would not be in compliance with certain financial covenants contained in its senior note agreement relating to the Company's 6.99% Senior Notes due October 8, 1999 (the "Notes"). The Company entered into a forbearance agreement with the Noteholders which contemplated restructuring these covenants by late February, 1995. In light of the foregoing and a parallel default under the Company's working capital facility, the Company's working capital lender also sought to restructure the Company's $50 million unsecured revolving bank credit facility. Discussions with its working capital lender and with alternative potential working capital lenders led the Company to conclude that a secured facility would be required. A secured working capital facility raised priority issues with the Noteholders, who subsequently indicated that they would also need to be secured. After reviewing proposals from its existing and alternative lending institutions, the Company decided to enter into a new working capital facility (the "Working Capital Facility") with GBFC, Inc. ("GBFC"), an affiliate of Gordon Brothers, Inc., and Foothill Capital Corporation ("Foothill" and, together with GBFC, the "Working Capital Lenders"). Based upon the Company's anticipated consummation of the Working

Capital Facility, the Noteholders then proposed terms for restating and amending the Notes.

     Although the transactions with each of the Noteholders and the Working Capital Lenders (collectively, the "Transactions") are still being negotiated, the Company is in the process of completing documentation which would provide, among other things, for the Company to prepay $8.5 million in principal amount of the Notes and to restructure the remaining $26.5 million in principal amount of the Notes. The Notes (as amended, the "Amended Notes") would mature on February 1, 1998, would be secured and would bear interest for the period (a) from closing to January 31, 1997, at a fixed amount equal to the greater of (i) an annual rate of 12% and (ii) the rate applicable to the Working Capital Facility plus 200 basis points and (b) from February 1, 1997 to maturity, at an annual rate of 16%. Two principal prepayments in the amounts of $9 million and $10 million, respectively, would be payable on February 1, 1996 and February 1, 1997.

     The Company is also completing documentation for the Working Capital Facility, and has already entered into a commitment letter with the Working Capital Lenders dated as of April 14, 1995, which provides for a $30 million secured revolving bank credit facility. Availability under the Working Capital Facility would be determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility would terminate on May 31, 1997 and would bear interest at an annual rate of The First
National Bank of Boston's base rate plus 1.5%.

     The Company's liability under the Amended Notes will be unconditionally guarantied by all of its material direct and indirect 51% (or greater) subsidiaries (the "Subsidiaries"). The liability under the Working
Capital Facility will be unconditionally guarantied by the Company and by the Subsidiaries. Each of the Noteholders and the Working Capital Lenders would receive a blanket lien on all tangible and intangible assets of the Company and the Subsidiaries. An Intercreditor Agreement among the Noteholders and the Working Capital Lenders would provide that their respective security interests in such collateral will be subject to certain relative priorities.

     Further, the Company has agreed to grant to the Noteholders warrants (the "Noteholder Warrants") to purchase shares equal to 5% of its fully diluted voting common stock at an initial purchase price per share equal to the closing market price on the date preceding the consummation of the Transactions (the "Closing Date"). The Noteholder Warrants would vest as follows: 20% on the Closing Date, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the Amended Notes remain outstanding on such respective dates. Any vested Noteholder Warrants would expire on May 1, 2005. The Company has agreed to grant to the Working Capital Lenders warrants to purchase up to 175,000 shares of the Company's voting common stock on terms substantially similar to the Noteholder Warrants.

     The documentation reflecting each of the Transactions is in the process of being finalized, but certain business, intercreditor and legal issues remain outstanding and are being actively negotiated among the parties. While the Company believes that such issues will soon be resolved, in the event that the Transactions are not consummated, the Company would be required to seek alternative financing arrangements. In the event that the Transactions are not consummated, the Company, in light of the seasonal nature of its business, would nevertheless be able to meet its financial requirements (assuming forebearance by the Noteholders) through the second quarter of 1995. However, the Company would be required to consummate alternative financing arrangements within said time period in order to meet its capital requirements for the 1995 Christmas season.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales for certain items in the Company's Statements of Operations:


                                                            Income and Expense Items as a
                                                             Percentage of Net Sales (1)
                                                    ------------------------------------------
                                                    52 Weeks Ended     Years Ended December 31,
                                                    January 28,1995     1993            1992
                                                    ---------------     ----            ----
Net sales (1)                                            100.0%         100.0%         100.0%
Cost of sales (1)                                         86.4           89.1           83.0
                                                         -----          -----          -----
Gross profit (1)                                          13.6           10.9           17.0
Net effect of Sam's agreement                              ---           (7.3)           ---
                                                         -----          -----          -----
Gross profit                                              13.6            3.6           17.0
Selling, general and administrative expenses              19.6           16.2           10.5
Other charges                                             15.6            3.7            ---
Currency devaluation                                       1.8            ---            ---
                                                         -----          -----          -----
Income (loss) before interest and taxes                  (23.4)         (16.3)           6.5
Interest expense                                           1.2            1.2             .3
Interest and other income                                   .1             .2             .2
                                                         -----          -----          -----
Income (loss) before income taxes                        (24.5)         (17.3)           6.4
Provision (benefit) for income taxes                        .1          ( 4.3)           2.0
                                                         -----          -----          -----
Net income (loss)                                        (24.6)%        (13.0)%          4.4%
                                                         =====          =====          =====

(1)  Excluding effect of Sam's agreement.

  SALES

    In Fiscal 1994, net sales were $305.7 million, an increase of $30.5 million or 11.1% over Fiscal 1993. A significant portion of the sales increase is due to Fiscal 1994 sales being recorded at retail prices to the club member as opposed to Fiscal 1993, when for the first nine months of the year, sales were recorded at wholesale prices to Sam's. The Company began Fiscal 1994 with inventories significantly in excess of desired levels and curtailed its merchandise purchases during Fiscal 1994 in order to reduce and rebalance inventory levels. As a result, the Company experienced both sales and margin pressures during Fiscal 1994. Management recognizes that a significant improvement in both retail sales and margins must be achieved for the Company to return to profitability in fiscal 1995.

     Wholesale sales to customers other than Sam's were $43.8 million in 1994 compared to $42.0 million in Fiscal 1993. Due to the devaluation of the Mexican peso in late Fiscal 1994, the Company anticipates that sales by its Mexican subsidiary will be significantly lower in fiscal 1995 than in Fiscal 1994 reflecting the reduction in the Mexican consumer's disposable income.

     In Fiscal 1993, net sales (excluding the effect of the Sam's agreement) decreased $58.3 million. Approximately 85% of Fiscal 1993 net sales were derived from the combined retail operations of Sam's and Pace. The remaining 15% was from the Company's wholesale operations in Mexico, Israel and the United States.

     The operational rollout at Sam's commenced on September 21, 1993 and was completed on October 28, 1993. Until such time as the Company began operating the departments, the Company continued to ship and bill Sam's under the same terms as it did prior to the new agreement. However, beginning with the second quarter of Fiscal 1993, Jan Bell recognized sales and costs of sales as goods were sold to the club member rather than when goods were shipped to Sam's. The sales continued to be recorded at Jan Bell's selling price to Sam's until such time as Jan Bell began operating the departments at which point sales began to be recorded at retail prices to the club member.

     The transition period had a significant adverse impact on the Company financially. Sales prior to the rollout were lost due to various factors, including reduced merchandise levels, lower staffing levels by Sam's personnel and a decline in the number of promotional events. These factors, when combined with the closing of 30 Pace locations and the resultant loss of sales even prior to the closings and the overall decline in same store sales at the warehouse clubs, were the primary factors contributing to the Fiscal 1993 sales decline.

     Sales in the future may be adversely impacted by general economic conditions, the level of spending in the wholesale club environment and changes to the Company's existing relationship with Sam's. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

  COST OF SALES AND GROSS PROFIT

     Gross margin in Fiscal 1994 was 13.6% compared to 10.9% and 17.0% in Fiscal 1993 and Fiscal 1992, respectively. The primary reason for the improvement in gross margin in Fiscal 1994 can be attributed to an increase in margins at the Company's retail locations and a reduction in inventory shrinkage which was 1.9% of net sales in Fiscal 1994 compared to 3.5% in Fiscal 1993.

     Gross margin in Fiscal 1993 was primarily impacted by a number of significant factors including the following. First, as a result of purchasing more inventory than anticipated under the Sam's agreement, the Company had to liquidate third party merchandise at below normal margin levels. Second, during the fourth quarter, the Company recorded a provision for shrinkage which approximated 5% of sales. Third, as a result of the inventory repurchase from Sam's, the Company's normal fourth quarter purchases and manufacturing of inventory were significantly curtailed. Due to the lower than normal level of inventory production, certain costs which would normally relate to inventory production were charged directly to cost of sales. Finally, due to the high inventory levels, the Company determined that reserves had to be established during the fourth quarter to address slow moving, valuation and damaged inventory issues.

     To reduce its exposure to the effects of changes in the price of its gold inventories, the Company hedges its gold positions and commitments with gold futures contracts. Accordingly, changes in the market value of gold during the holding period are generally offset by changes in the market value of the futures contracts.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $15.6 million in Fiscal 1994 from Fiscal 1993 and $9.7 million in Fiscal 1993 from Fiscal 1992. The increase in Fiscal 1994 is primarily reflective of the payroll and other costs related to operating the Sam's leased departments for the entire Fiscal 1994 as opposed to only the fourth quarter of Fiscal 1993. The Fiscal 1993 increase reflected the higher costs associated with servicing approximately 100 additional retail locations in Fiscal 1993 versus Fiscal 1992 and the payroll and other costs related to the Sam's leased department operation during the fourth quarter of Fiscal 1993.

     Future expenses will continue to be impacted by costs associated with the Sam's leased department operation, systems and controls, and costs associated with new marketing concepts, other promotional events and product development. However, as a result of the closing of the wholesale and U.S. manufacturing operations combined with reductions in staffing at the corporate headquarters, management believes that significant reductions in its selling, general and administrative expenses will be achieved in 1995.

  OTHER CHARGES

     In Fiscal 1994, the Company recorded the following other charges, aggregating $47.8 million. (See Note K to the Consolidated Financial Statements.)

     As a result of the decision to close the wholesale watch division and other related factors, the Company concluded that it has not retained any of the valuable elements obtained in the 1991 acquisition of the minority interest of the Big Ben '90 joint venture. Also, the Company projects, based on management's best estimate of future operating results for its remaining watch business, that none of the balance of goodwill arising from the Big Ben '90 acquisition will be recovered. Accordingly, the remaining balance of goodwill of $23.8 million as of January 28, 1995, has been written off.

     In the fourth quarter of 1994, the Company made the decision to sell certain inventory at significantly less than normal prices, resulting in an estimated net realizable value below the cost of such inventory. This decision was made (a) to liquidate the merchandise that was predominantly sold in the wholesale watch division which was being closed in order to focus management's attention on the Company's retail operations, and (b) to liquidate certain other inventory on an expedited basis in order to raise cash for liquidity purposes as a result of the uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements. As a result, the Company recorded losses of $17.7 million to reflect such inventory at its estimated net realizable value. Additionally, the Company provided $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division.

     In connection with the closing of the wholesale watch division, changes in executive management and the reduction in the number of personnel, the Company made payments to and provided for severance for terminated employees and the settlement of certain employment contracts, aggregating $3.0 million.

     As further discussed below, in Fiscal 1994 the Company did not comply with certain covenants in the agreements related to its senior notes payable and bank credit facility. As a result, the senior notes are callable at the discretion of the noteholders and are classified as a current liability, and the Company cannot borrow under the bank credit facility. The Company expensed $2.3 million in financing costs, which were incurred primarily in connection with these agreements. Also, the Company was in the process of settling the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.

     Included in Other Charges for 1993 are the previously mentioned $6.0 million of charges related to the Sam's agreement and retail transition and $4.2 million related to the compensation costs in connection with the departure of the former Chairman of the Board of Directors, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.

  CURRENCY EXCHANGE LOSS

      The significant devaluation of the peso during the fourth quarter of Fiscal 1994 resulted in a $5.5 million currency exchange loss.

  INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income was $419,000 in Fiscal 1994, $635,000 in Fiscal 1993 and $550,000 in Fiscal 1992. The changes are not deemed to be significant.


     Interest expense was $3.5 million in Fiscal 1994, $3.2 million in Fiscal 1993 and $900,000 in Fiscal 1992. The increase in Fiscal 1993 primarily is attributable to the $35 million of Senior Notes payable which was outstanding for all of Fiscal 1993 and Fiscal 1994, and only for three months in Fiscal 1992. In addition, average short-term borrowings were $9.2 million in Fiscal 1994 and $5.6 million in Fiscal 1993, and $4.1 million in Fiscal 1992.

   INCOME TAXES

     The Company's income tax provision/benefit was (0.5%), 24.7% and 31.1% of income (loss) before income taxes for Fiscal 1994, Fiscal 1993 and Fiscal 1992, respectively. The Company has a Federal net operating loss carryforward of approximately $30.2 million, and a state net operating loss carryforward of approximately $69.9 million. The Federal net operating loss carryforward expires beginning in 2008 and the state net operating loss carryforward expires beginning in 1998 through 2008. The Company also has an alternative minimum tax credit carryforward of approximately $847,000 to offset future Federal income taxes. The changes in the effective rates primarily relate to the valuation allowance on the net operating loss carryforwards in Fiscal 1994 and Fiscal 1993, and the earnings in Fiscal 1992 of the Company's subsidiaries in Israel.

     When the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Encouragement of Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. This benefit allows a favorable tax rate ranging from zero to ten percent during the first ten years in which the subsidiary recognizes a profit. The "approved enterprise" benefit is available to the Company until the year 2000. Additionally, the Company has not provided for Federal and state income taxes on earnings of foreign subsidiaries which are considered indefinitely invested. Such adoption did not have a material effect on the financial statements. (See Note H to the Consolidated Financial Statements.)

  TRANSITION PERIOD

     During the 30 day transition period of January 1 to January 30, 1994, the Company incurred a net loss of approximately $4.5 million, which reflects the historically weakest sales period without a corresponding decrease in general and administrative expenses. The $27.5 million decrease in cash and equivalents primarily resulted from the operating loss, payment to Sam's for amounts owed on the inventory repurchased and payment of other liabilities after the peak season.

  LIQUIDITY AND CAPITAL RESOURCES

     As of January 28, 1995, cash and cash equivalents totalled $28.2 million and the Company had no short-term borrowings outstanding under its revolving credit facility.

     The Company's working capital requirements are directly related to the amount of inventory required to support its retail, and formerly, its wholesale operations. The Company began Fiscal 1994 with retail inventory in excess of its needs, primarily due to the inventory purchased under the Sam's Club agreement as previously discussed. Over the course of the year, inventory was reduced providing the liquidity to fund its repurchase obligations to Sam's and the Company's operating losses.

     During fiscal 1995, based on discussions with Sam's Club, the Company expects a very limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in retail inventory. Capital expenditures for Fiscal 1995 are projected not to exceed $2 million.

     The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November, before the holiday shopping season. The Company anticipates lower seasonal needs in Fiscal 1995 than in Fiscal 1994 because it will not be purchasing wholesale inventory.

     In September 1994, the Company finalized a two year $50 million unsecured revolving bank credit facility with an interest rate at the bank's prime rate plus two percent, or two and one-half percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate. No borrowings were outstanding at January 28, 1995. During the fourth quarter of Fiscal 1994, the Company failed to comply with financial covenants specified in the agreement related to earnings and tangible net worth. As a result, the Company cannot borrow under the facility.

     In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Interest is payable semi-annually, and principal payments of $6.5 million are due annually commencing April 1996, with a final principal payment of $9.0 million due in October 1999. The financing agreement requires the Company to maintain various financial ratios and covenants. During Fiscal 1994, the Company failed to comply with covenants specified in the agreement related to earnings and tangible net worth. As a result, the senior notes are callable at the discretion of the noteholders and are classified as a current liability in the January 28, 1995 consolidated balance sheet.

     Management is in the process of negotiating revised terms and conditions for the senior notes and, in addition, is negotiating with another lender for a working capital credit facility of up to $30 million. However, there is no assurance that these negotiations will be successful.
The senior notes being callable at the discretion of the Noteholders and the Company's inability to borrow under the bank credit facility raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "RECENT EVENTS."

     The Company believes that its cash on hand, projected cash from operations, the expected proceeds from the liquidation of wholesale watch inventory and working capital facility currently under negotiation, if successfully consummated, will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditure needs for Fiscal 1995.
There can be no assurance that the Company's future operating results will improve to the point where they will be sufficient to sustain such debt service and working capital needs.

     The Company has partially financed its peak seasonal inventory and accounts receivable with short-term borrowings. During Fiscal 1994, Fiscal 1993 and Fiscal 1992, the Company's peak levels of inventory and accounts receivable were $225.1 million, $275.5 million and $224.2 million and peak outstanding short-term borrowings pursuant to lines of credit were $39.8 million, $20.0 million and $29.4 million respectively. Average amounts of outstanding short-term borrowings for the respective years were $9.2 million, $5.6 million and $4.1 million.

     The Company's net capital expenditures were $6.3 million in Fiscal 1994, $12.6 million in Fiscal 1993 and $6.7 million in Fiscal 1992. The Fiscal 1994 and 1993 expenditures reflect the costs associated with the new distribution facility and fixturization costs associated with Sam's retail locations.

  EFFECTS OF INFLATION

     Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. The Company's sales volume and net income are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. In general, the Company has historically sought to protect its gold inventory against gold price fluctuations through its hedging transactions.
 Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

     The Company's selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                             Page No.
Independent Auditors' Report .........................          25

Consolidated Balance Sheets as of January 28, 1995
     and December 31, 1993  ..........................          26

Consolidated Statements of Operations for
     the Fifty-Two Weeks Ended January 28, 1995
     and for Each of the Two Years in the
     Period Ended December 31, 1993 ...................         27

Consolidated Statements of Stockholders'
     Equity for the Fifty-Two Weeks
     Ended January 28, 1995 for Each of the Two
     Years in the Period Ended
     December 31, 1993 ................................         28


Consolidated Statements of Cash Flows for the
     Fifty-Two Weeks Ended January 28, 1995
     for Each of the Two Years
     in the Period Ended December 31, 1993 ............         29

Notes to Consolidated Financial Statements.............         31


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of January 28, 1995 and December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two weeks ended January 28, 1995 and each of the two years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 1995 and December 31, 1993, and the results of their operations and their cash flows for the fifty-two weeks ended January 28, 1995 and each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the consolidated financial statements, in the fifty-two weeks ended January 28, 1995, the Company failed to comply with earnings and tangible net worth covenants in the agreements related to its senior notes payable and bank credit facility. As a result, the senior notes are callable at the discretion of the noteholders, and the Company cannot borrow under the bank credit facility. Management is in the process of negotiating revised terms and conditions for the senior notes and is negotiating with another lender for a working capital credit facility; however, there is no assurance that these negotiations will be successful. The senior notes being callable at the discretion of the Noteholders and the Company's inability to borrow under the bank credit facility raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
April 27, 1995

                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                   January 28,   December 31,
                                                      1995           1993
                                                   -----------   ------------

     ASSETS
Current Assets:
Cash and cash equivalents                           $ 28,212       $ 30,178
Accounts receivable (net of
  allowance for doubtful
  accounts and sales returns:
  1995-$5,630 and 1993-$3,428                         12,156         22,064
Inventories (Notes C, E and K)                        106,053       177,538
Refundable income taxes (Note H)                         697         15,075
Prepaid expenses                                         834          1,103
Other current assets                                     207          1,914
                                                    --------       --------
    Total current assets                             148,159        247,872
Property, net (Notes C and F)                         29,639         28,846
Excess of cost over fair
  value of net assets acquired                         2,869         27,850
    (Notes C and K)
Other assets (Note B)                                  6,085          7,686
                                                    --------       --------
                                                    $186,752       $312,254
                                                    ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                    $ 14,249       $ 29,339
Accrued expenses                                      10,067          8,734
Accrued lease payment                                    101          1,877
Liability for inventory
 repurchased (Note B)                                    ---         33,426
Senior notes payable
 classified as current (Note G)                       35,000            ---
                                                    --------       --------
    Total current liabilities                         59,417         73,376
                                                    --------       --------
Long-term debt (Note G)                                  ---         33,496
                                                    --------       --------
Stockholders' Equity (Notes G, I and L):
Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,741,991 and 25,851,738 shares
  issued and outstanding                                   3              3
Additional paid-in capital                           178,896        180,367
Retained earnings/(deficit)                          (50,657)        28,871
Foreign currency translation
 adjustment                                             (907)           ---
Deferred compensation (Note K)                           ---         (3,859)
                                                    --------       --------
                                                     127,335        205,382
                                                    --------       --------
                                                    $186,752       $312,254
                                                    ========       ========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                          Fifty Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------

Net sales                                 $305,685       $275,177       $333,521
Less:
 Effect of Sam's
 agreement (Note B)                            ---         99,718            ---
                                          --------       --------       --------
                                           305,685        175,459        333,521
                                          --------       --------       --------

Cost of sales                              263,979        245,310        276,872
Less:
 Effect of Sam's
 agreement (Note B)                            ---         79,687            ---
                                          --------       --------       --------
                                           263,979        165,623        276,872
                                          --------       --------       --------

Gross profit                                41,706          9,836         56,649

Selling, general and
 administrative
 expenses                                   60,048         44,492         34,826
Other charges (Note K)                      47,773         10,217            ---
Currency Exchange
 Loss (Note K)                               5,474            ---            ---
                                          --------       --------       --------
Operating income (loss)                    (71,589)       (44,873)        21,823
Interest expense                            (3,534)        (3,195)          (916)
Interest and other income                      419            635            550
                                          --------       --------       --------
Income (loss) before income
 taxes                                     (74,704)       (47,433)        21,457
Income tax provision
 (benefit) (Note H)                            353        (11,709)         6,682
                                          --------       --------       --------

Net income (loss)                         $(75,057)     $ (35,724)      $ 14,775
                                          ========       ========       ========
Net income (loss) per
 common share                              $ (2.92)       $ (1.40)         $ .59
                                          ========      =========       ========
Weighted average number
 of common shares                       25,688,592     25,484,544     25,164,798
                                        ==========     ==========     ==========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (Amounts in thousands except share data)


                                                       Common
                                                       Shares                  Common            Paid-in             Retained
                                                       Issued                  Stock             Capital             Earnings
                                                       ----------              ------            --------            --------

Balance at December 31, 1991                           25,448,780               $ 3              $170,488             $49,820
  Purchase plan exercise                                   12,101                                     133
  Exercise of options                                     844,178                                   8,132
  Issuance of common stock                                 63,688                                     550
  Exercise of warrants                                    141,717
  Stock bonus plan issuance                                43,200                                     584
  Tax benefit on exercise of
   stock options                                                                                    2,271
  Amortization of deferred
   compensation
  Net income                                                                                                           14,775
                                                       ----------               -----            --------            --------
Balance at December 31, 1992                           26,553,664                 3               182,158              64,595
  Purchase plan exercise                                   12,236                                     112
  Exercise of options                                      37,580                                     323
  Issuance of common stock                                 63,688                                     550
  Stock bonus plan issuance                               331,500                                   5,925
  Repurchase of common stock
  Retirement of treasury stock                         (1,149,500)                                 (8,726)
  401(k) Plan contribution                                  2,570                                      25
  Amortization of deferred
   compensation
  Net loss                                                                                                            (35,724)
                                                       ----------               -----            --------            --------
Balance at December 31, 1993                           25,851,738                 3               180,367              28,871
  Exercise of options                                         500                                       4
  Amortization of deferred
   compensation
  Net loss                                                                                                             (4,471)
                                                       ----------               -----            --------            --------
Balance at January 30, 1994                            25,852,238                 3               180,371              24,400
  Purchase plan exercise                                   19,065                                      78
  Issuance of common stock                                 63,688                                     990
  Issuance of stock warrants                                                                          826
  Settlement of stock awards                             (193,000)                                 (3,369)
  Amortization of deferred
   compensation
  Foreign currency
   translation adjustment
  Net loss                                                                                                            (75,057)
                                                       ----------               -----            --------            --------
Balance at January 28, 1995                            25,741,991                 3              $178,896            $(50,657)
                                                       ==========               =====            ========            ========


                                                                                              Foreign
                                                                                              Currency          Total
                                                         Treasury        Deferred             Translation       Stockholders'
                                                         Stock           Compensation         Adjustment        Equity
                                                         --------        ------------         -----------       -------------

Balance at December 31, 1991                              $(8,468)            $(3,595)              $-0-             $208,248
  Purchase plan exercise                                                                                                  133
  Exercise of options                                                                                                   8,132
  Issuance of common stock                                                                                                550
  Exercise of warrants
  Stock bonus plan issuance                                                      (584)                                    ---
  Tax benefit on exercise of
   stock options                                                                                                        2,271
  Amortization of deferred
   compensation                                                                   865                                     865
  Net income                                                                                                           14,775
                                                           ------             -------                ----          ----------
Balance at December 31, 1992                               (8,468)             (3,314)                -0-             234,974
  Purchase plan exercise                                                                                                  112
  Exercise of options                                                                                                     323
  Issuance of common stock                                                                                                550
  Stock bonus plan issuance                                                    (5,925)
  Repurchase of common stock                                 (258)                                                       (258)
  Retirement of treasury stock                              8,726
  401(k) Plan contribution                                                                                                 25
  Amortization of deferred
   compensation                                                                 5,380                                   5,380
  Net loss                                                                                                            (35,724)
                                                           ------             -------                ----          ----------
Balance at December 31, 1993                                  -0-              (3,859)                -0-             205,382
    Exercise of options                                                                                                     4
  Amortization of deferred
   compensation                                                                    86                                      86
  Net loss                                                    ---                                                      (4,471)
                                                           ------             -------                ----          ----------
Balance at January 30, 1994                                  -0-               (3,773)                -0-             201,001
  Purchase plan exercise                                                                                                   78
  Issuance of common stock                                                                                                990
  Issuance of stock warrants                                                                                              826
  Settlement of stock awards                                                    3,369
  Amortization of deferred
   compensation                                                                   404                                     404
  Foreign currency
   translation adjustment                                                                            (907)               (907)
  Net loss                                                                                                            (75,057)
                                                           ------             -------                ----          ----------
Balance at January 28, 1995                               $   -0-             $   -0-               $(907)           $127,335
                                                          ======              =======                ====            ========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                          Fifty-Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------

Cash flows from operating
  activities:
  Cash received from customers          $  313,163     $  319,907     $  303,951
  Cash paid to suppliers and
   employees                              (292,249)      (324,893)      (296,273)
  Interest and other income
   received                                    419            635            411
  Interest paid                             (3,534)        (3,195)          (348)
  Income taxes (paid) received              14,348            499         (9,109)
                                          --------       --------       --------
  Net cash provided by(used in)
   operating activities                     32,147         (7,047)        (1,368)
                                          --------       --------       --------
Cash flows from investing
   activities:
  Capital expenditures                      (6,316)       (12,611)        (6,693)
  Increase in other assets                     ---            ---           (966)
                                          --------       --------       --------
Net cash (used in) investing
    activities                              (6,316)       (12,611)        (7,659)
                                          --------       --------       --------
Cash flows from financing
   activities:
  Proceeds from long-term
   debt financing                              ---            ---         35,000
  Debt financing costs                         ---            ---         (1,953)
  Proceeds from exercise
   of options                                  ---            323          8,132
  Proceeds from issuance of
   common stock                                ---             25            ---
  Stock purchase plan payments
   withheld                                     78            112            104
  Purchase of treasury stock                   ---           (258)           ---
                                          --------       --------       --------
Net cash provided by
   financing activities                         78            202         41,283
                                          --------       --------       --------
Net increase (decrease) in cash
  and cash equivalents                      25,909        (19,456)        32,256
Cash and cash equivalents at
   beginning of year                         2,303         49,634         17,378
                                          --------       --------       --------
Cash and cash equivalents at
   end of year                            $ 28,212       $ 30,178       $ 49,634
                                          ========       ========       ========


                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)
                                   (continued)


                                          Fifty-Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------

Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:
Net income (loss)                         $(75,057)      $(35,724)       $14,775
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
 Depreciation and
  amortization                               9,147          6,761          5,076
 Goodwill write-off                         23,795            ---            ---
 Foreign currency translation
  adjustment                                  (907)           ---            ---
 Stock compensation expense                    404          5,929          1,415
 Debt financing costs                          ---            449            ---
 (Increase) decrease
   in assets:
    Accounts receivable
     (net)                                   7,478         44,730        (29,571)
    Inventories                             79,306        (70,799)        (4,348)
    Refundable income taxes                 14,348         (9,688)           ---
    Prepaid expenses                           124            241           (536)
    Other assets                               998         (4,207)        (1,559)
    Customer deposit                           ---         15,822            ---
  Increase (decrease) in
    liabilities:
    Accounts payable                       (10,430)         3,488         14,357
    Accrued expenses                         1,107          4,607          1,268
    Liability for inventory
     repurchased                           (18,166)        33,426            ---
    Deferred income taxes                      ---         (2,082)        (2,245)
                                          --------       --------       --------
Net cash provided by (used in)
  operating activities                    $ 32,147       $ (7,047)      $ (1,368)
                                          ========       ========       ========



                 See notes to consolidated financial statements.

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992


A.  The Company:

     The Company is principally engaged in the sale of jewelry, watches and other consumer products through leased departments in wholesale clubs and formerly through its own wholesale operations. During the fifty-two weeks ended January 28, 1995 ("Fiscal 1994"), the Company generated approximately 85% of its net sales from Sam's customers. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. Thesignificant change in the Company's business from being primarily a wholesale operation in prior years to primarily a retail operation in Fiscal 1994 makes comparisons with historical operating results not meaningful or practicable.

B.  Agreement with Sam's Wholesale Club:

     In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999. In March 1994, the agreement was extended to February 1, 2001. Under the terms of the Agreement, the Company purchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a
one-time fee of $7.0 million, which is included in Other Assets    and is being
amortized over the term of the Agreement. The unamortized amount as of January 28, 1995 was approximately $5.6 million. The Company pays Sam's a tenancy fee of 9% (9.25% prior to April 1994) of net sales.

     As a result of this new Agreement with Sam's, in 1993 the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. In connection with the transition to become a fully-integrated retailer, Jan Bell also incurred approximately $6.0 million (included in "Other Charges"), including additional one-time charges for costs such as hiring and training personnel, systems implementations, other activities related to commencing operations under the new Agreement and the transition to primarily retail operations, and a valuation adjustment for certain inventory acquired which Sam's had purchased from other vendors in 1993.

     During 1991, the Company entered into an agreement with Pace Membership Warehouse ("Pace") to operate leased jewelry departments at all present and future Pace locations and to merchandise fine jewelry, watches, fragrances, fine writing instruments and sunglasses on an exclusive basis until January 1997. In November 1993, Wal-Mart Stores, Inc. announced that it would purchase most of the Pace locations and operate them as Sam's. The Pace

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


locations not being acquired would be closed. At that time, the Company was operating leased jewelry departments at all 117 Pace locations, 30 of which were closed and 87 of which were converted to Sam's locations during January 1994. The Company is operating leased jewelry departments in the converted Pace locations in accordance with the Agreement.

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

     (3) Allowance for Sales Returns -- The Company generally gives its customers the right to return merchandise purchased by them and records an allowance at the time of sale for the amount of gross profit on estimated returns.

     (4) Hedging Activities -- The Company uses gold commodities futures contracts to hedge gold inventories. Commodity futures contracts are contracts for delayed delivery of commodities in which the seller agrees to make and the purchaser agrees to take delivery at a specified future date of a specified commodity, at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in commodity values and interest rates. Gains and losses on futures used to hedge gold inventories valued at cost are deferred and included in the determination of income upon disposition of such inventories. Gains and losses on futures contracts used to hedge gold inventories valued at market are included in the determination of income currently. At January 28, 1995 the Company had futures contracts maturing at various dates through August 1995, to sell 35,200 ounces of gold at various specified prices for an aggregate of $13.7 million. U.S. Treasury securities with a carrying value of $500,000 at January 28, 1995 and December 31, 1993, respectively, have been pledged to cover margin requirements under future contracts.

     (5) Inventories -- Inventories of precious and semi-precious stones and gem jewelry-related merchandise (and associated gold) watches, and other consumer products are valued at the lower of cost (first-in, first-out method) or market.

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


     Inventories of gold jewelry-related merchandise, exclusive of the gold component of precious and semi-precious gem jewelry related inventories, are valued principally at market, which includes adjustments for unrealized gains or losses.

     Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory.

     (6) Property -- Property is stated at cost and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:


                                         Estimated
     Asset                              Useful Life
     -----                              -----------
     Building                           30 years
     Furniture and fixtures              5 years
     Leasehold improvements              5 years
     Automobiles and trucks              3 years

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

     (10) Cost in Excess of Fair Value of Assets Acquired ("Goodwill") -- The Company periodically evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. As discussed in Note K, in 1994 the Company wrote-off the unamortized balance of Goodwill associated with the 1991 acquisition of the minority interest in Big Ben '90 amounting to $23.8 million. The remaining Goodwill is being amortized on the straight line basis over 20 years. Accumulated amortization of these assets at January 28, 1995 and December 31, 1993 was approximately $1.1 million and $2.7 million, respectively. Amortization expense for Fiscal 1994, 1993 and 1992 was approximately $1.1 million in each year.

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


     (11) Reclassifications - Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

D.   Change in Fiscal Year

     In 1994, the Company changed its fiscal year from a calendar year ending on December 31 to a retail 52/53 week fiscal year ending on the last Sunday (which was subsequently changed to the last Saturday) of each January. The first such fiscal year began on January 31, 1994 and ended on January 28, 1995. The following is condensed information regarding the consolidated results of operations and cash flows for the 30 day transition period of January 1, 1994 to January 30, 1994 (in thousands, except per share data):

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
     Net sales                                           $  7,384
                                                         --------
     Gross profit                                             689
                                                         --------
     Net loss                                              (4,471)
                                                         --------
     Net Loss per common share                               (.17)
                                                         --------
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

     Net cash (used in) operating activities             $(27,469)
     Net cash (used in) investing activities                 (408)
     Net cash provided by financing activities                  2
                                                         --------
     Net decrease in Cash and Cash Equivalents            (27,875)
     Cash and Cash Equivalents at Beginning of Period      30,178
                                                         --------
     Cash and Cash Equivalents at End of Period          $  2,303
                                                         --------
     Reconciliation of Net Loss to Net Cash
          (Used In) Operating Activities:
          Net Loss                                       $ (4,471)
          Depreciation and amortization                       747
          Stock compensation expense                          417
          (Increase) in current assets                     (4,180)
          (Decrease) in current liabilities               (19,982)
                                                         --------
     Net cash (used in) operating activities             $(27,469)
                                                         ========



                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


E.  Inventories:

     Inventories are summarized as follows:

                                                    January 28,     December 31,
                                                       1995             1993
                                                    ----------      -----------
                                                    (amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                                    $  8,617        $ 10,885
   Finished goods                                     41,775          57,158
Gold jewelry-related merchandise:
   Raw materials                                           2              13
   Finished goods                                     18,305          26,794
Watches                                               27,461          62,688
Other consumer products                                9,893          20,000
                                                    --------        --------
                                                    $106,053        $177,538
                                                    ========        ========

F.  Property:

     The components of property are as follows:

                                                    January 28,     December 31,
                                                       1995             1993
                                                    ----------      -----------
                                                    (amounts shown in thousands)



Land                                                $ 4,171          $  4,171
Buildings                                            10,758             4,384
Furniture and fixtures                               31,352            26,649
Leasehold improvements                                  394               514
Automobiles and trucks                                  546               892
                                                    -------          --------
                                                     47,221            36,610
Less accumulated depreciation                       (17,582)          (12,055)
                                                    -------          --------
                                                     29,639            24,555
Construction in progress-distribution center            ---             4,291
                                                    -------          --------
                                                    $29,639            28,846
                                                    =======          ========

     Depreciation expense for the years ended January 28, 1995, December 31, 1993 and 1992 was approximately $5.5 million, $4.6 million and $3.6 million respectively.

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


G.  Financing Arrangements and Going Concern Considerations

GOING CONCERN CONSIDERATIONS

     The accompanying financial statements are prepared assuming that the Company will continue as a going concern. In Fiscal 1994, the Company incurred a net loss of $75.1 million which, as discussed below, caused the Company to fail to comply with earnings and tangible net worth covenants in the agreements related to the senior notes payable and bank credit facility. As a result, the senior notes are presently callable at the discretion of the noteholders, and the Company cannot borrow under the bank line of credit. Management is in the process of negotiating revised terms and conditions for the senior notes and, in addition, is negotiating with another lender for a working capital credit facility of up to $30 milion. However, there is no assurance that these negotiations will be successful. The senior notes being callable at the discretion of the Noteholders and the Company's inability to borrow under the bank credit facility raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


FINANCING ARRANGEMENTS

     In September 1994, the Company finalized a two year $50 million unsecured revolving bank credit facility with an interest rate at the bank's prime rate plus two percent, or two and one-half percent over LIBOR (London Interbank Offered Rate) or the applicable secondary CD rate. No borrowings were outstanding at January 28, 1995. During the fourth quarter of Fiscal 1994, the Company failed to comply with financial covenants specified in the agreement related to earnings and tangible net worth. As a result, the facility has been effectively terminated, and the costs incurred in connection with the agreement have been charged to expense.

     In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Interest is payable semi-annually, and principal payments of $6.5 million are due annually commencing April 1996, with a final principal payment of $9.0 million due in October 1999. The related agreement requires the Company to maintain various financial ratios and covenants, and prohibits the payment of dividends. During Fiscal 1994, the Company failed to comply with covenants specified in the agreement related to earnings and tangible net worth. As a result, the senior notes are callable at the discretion of the noteholders and are classified as a current liability in the January 28, 1995 consolidated balance sheet, and the costs incurred in connection with the agreement have been charged to expense.

      Management is in the process of negotiating revised terms and conditions for the senior notes and is negotiating with another lender for a working capital credit facility of up to $30 million. However, there is no assurance that these negotiations will be successful.

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


     Information concerning the Company's short-term borrowings follows:

                                      Fifty-Two
                                      Weeks ended
                                      January 28,    Year ended December 31,
                                      ----------     ----------------------
                                         1995           1993         1992
                                         ----           ----         ----
                                            (amounts shown in thousands)
Maximum borrowings outstanding
  during the period...........          $39,750       $19,950      $29,400
Average outstanding balance
  during the period...........            9,239         5,607        4,092
Weighted average interest rate
  for the period..............            8.61%         6.00%        6.00%


                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


H.  Income Taxes:

     Effective January 1, 1993, the Company adopted SFAS No. 109. SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes," which the Company previously used. There was no material effect of adopting SFAS No. 109 on the Company's financial statements. The tax effects of significant items composing the Company's net deferred taxes as of January 28, 1995 and December 31, 1993 are as follows:

                                           January 28,         December 31,
                                              1995                 1993
                                           -----------         -----------
                                            (amounts shown in thousands)
Deferred Tax Liabilities:

  Difference between book and tax
   basis of property                        $   870               $   331
  Unrealized gains on hedging, net              ---                 5,483
  Other                                         ---                    34
                                            -------               -------
                                            $   870                 5,848
                                            -------               -------
Deferred Tax Assets:

  Sales returns and doubtful accounts
   allowances not currently deductible        5,418                 1,942
  Inventory reserves not currently
   deductible                                 5,164                   579
  Federal net operating loss and
   tax credit carryforward                   11,415                 5,084
  State net operating loss carryforward       4,893                 3,376
  Charitable contribution carryforward           60                    43
  Other                                       1,053                 1,660
                                            -------               -------
                                             28,003                12,684
                                            -------               -------
  Valuation allowance                        27,133                 6,836
                                            -------               -------

  Net Deferred Tax Asset/Liability          $   ---               $   ---
                                            =======               =======

                         JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                 (continued)


     The components of income (loss) before income taxes are as follows:


                                          Fifty Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------
                                               (amounts shown in thousands)

Domestic                                  $(70,650)      $(51,665)       $14,132
Foreign                                    ( 4,054)         4,232          7,325
                                          --------       --------        -------
                                          $(74,704)      $(47,433)       $21,457
                                          ========       ========        =======


                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)

     The current and deferred income tax components of the provision (benefit) for income taxes consist of the following:


                                          Fifty Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------
                                               (amounts shown in thousands)

Current:
  Federal                                 $ ---          $(10,170)       $ 6,887
  State                                     ---               ---          1,165
  Foreign                                   353               543            875
                                          --------       --------        -------
                                            353            (9,627)         8,927

Deferred:
  Federal                                   ---            (1,778)        (1,917)
  State                                     ---              (304)          (328)
                                          --------       --------        -------
                                            ---            (2,082)        (2,245)
                                          --------       --------        -------
                                          $ 353          $(11,709)       $ 6,682
                                          ========       ========        =======



     The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:


                                          Fifty Two             Year Ended
                                         Weeks Ended   ----------------------------
                                         January 28,    December 31,  December 31,
                                            1995           1993          1992
                                         -----------    -----------   -----------
                                               (amounts shown in thousands)

Statutory rate                                35.0%          35.0%          34.0%

Benefit of graduated rates                     ---          (1.0)            ---

State taxes (net of federal
  benefit)                                     ---             .4            2.6

Tax effect of income from
 foreign subsidiaries                          (.5)%          1.9           (7.5)

Valuation allowance                          (35.0)         (14.4)           ---

Other                                          ---            2.8            2.0
                                              ----          -----          -----
                                               (.5)%         24.7%          31.1%
                                              ====          =====          =====


     The Company has a Federal net operating loss carryforward, of approximately $30.2 million and a state net operating loss carryforward of approximately $69.9 million. The Federal net operating loss carryforward expires beginning in 2008 and the state net operating loss carryforward expires beginning in 1998 through 2008. The Company also has an alternative minimum tax credit carryforward of approximately $847,000 to offset future regular federal income taxes.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)

     At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The benefit to the Company amounted to approximately $0.7 million or $0.03 per share, $1.2 million or $0.05 per share, and $2.0 million or $0.08 per share, in Fiscal 1994, 1993 and 1992, respectively. The "approved enterprise" tax benefit is available to EDI until the year 2000.

     The Company has not provided Federal and state income taxes on approximately $8.3 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at January 28, 1995 approximates $3.2 million exclusive of any benefit from utilization of foreign tax credits. At January 28, 1995, the Company has approximately $1.8 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.

I.  Commitments and Contingencies:

     (1) At January 28, 1995, commitments under letters of credit amounted to $2.0 million.

     (2) At January 28, 1995, under various licensing and agency agreements, the Company is obligated to pay minimum amounts approximating $1.8 million in the aggregate in 1995 and 1996.

     (3) The Company has warrants outstanding to purchase 700,000 shares of common stock. The warrants expire December 16, 1998 and have an exercise price of $24.70.

     (4) In connection with the acquisition of EDI, the Company entered into non-compete agreements with the prior owners which provide for the issuance of an aggregate of 317,881 shares of the Company's common stock over five years commencing August 1991. During Fiscal 1994, 1993 and 1992, 63,688 shares valued at $660,000 were issued each year.

J.  Legal Proceedings:

     The Company is from time to time involved in litigation incident to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that all litigation currently

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)

pending to which the Company is a party will not have a material adverse effect on the Company's financial position and results of operations.

K.  Other Charges

     The following is the composition of Other Charges in Fiscal 1994:



          Goodwill write-off (1)                  $23,795,000
          Losses on inventory liquidations (2)     20,428,000
          Severance and executive compensation
            settlements (3)                         2,985,000
          Other (4)                                   565,000
                                                  ------------
               Total                              $47,773,000
                                                  ============


(1) In May 1990, the Company entered into an agreement with Big Ben Corporation to form a joint venture, Big Ben '90, in which the Company held a 50.1% interest. In September 1991, the Company acquired the minority interest in the joint venture in a transaction accounted for as a purchase, resulting in a cost in excess of net assets acquired (goodwill) of $26.9 million. The Company viewed the joint venture formation and acquisition as a means of assuring adequate supplies of watches for sale at discount prices to its existing significant customers, Sam's and Pace, and for new marketing opportunities. Management perceived that the valuable elements of Big Ben '90 were: (a) contacts for access to parallel markets in order to purchase substantial quantities of watches for sale at lower price points; (b) personnel with expertise to manage a wholesale watch division; (c) an existing wholesale watch business; and (d) opportunities for expansion of the wholesale watch business to new customers and through development of private label and designer brand names for watches at lower price points.

     In 1991 and 1992, the Company experienced increases in its watch business, with watches accounting for 34% and 38% respectively, of net sales. A significant portion of these sales increases occurred in promotional events at lower price points. In subsequent years, sales of watches decreased to 26% of net sales in 1993 and 22% in 1994, with further decreases expected in the foreseeable future. These decreases, as well as the related decline in profitability from sales of watches were caused by a number of factors, including: (a) increased competition as watches at lower price points became increasingly available, resulting in higher levels of returns and lower gross margin; (b) marketing promotions of lower price point watches became ineffective; (c) private label and designer brand name watch programs with lower price points were unsuccessful; (d) efforts to expand the wholesale watch business were not successful; and (e) the inventory of watches became overstocked and the amount of watches in need of repair increased, resulting in increased costs. In




                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)

addition, as discussed in Note B, in 1993 the Company became primarily a retailer, and now operates leased jewelry departments in all Sam's locations. During 1994, Sam's notified the Company that it wanted the Company to eliminate lower end watches from the departments, and to instead offer primarily recognized brands at higher price points.

     These circumstances caused an evaluation of the wholesale watch business in the latter half of 1994, and in the fourth quarter the Company made the decision to close its wholesale watch division and liquidate the related inventory as soon as practicable, resulting in significant inventory reserves as discussed
below.   All key personnel from Big Ben '90 left the Company by year end.  The
Company will now sell primarily recognized brand watches at higher price points in the leased departments at Sam's. Also, while the Company will continue to purchase watches in parallel markets, the sources and styles of the merchandise purchased are different from those in Big Ben '90, and management plans to reduce the parallel markets as the primary source for watches.

     As a result of the events described above, as well as the decisions, actions and plans of management, the Company has not retained any of the valuable elements of the Big Ben '90 acquisition. Also, the Company projects, based on management's best estimate of future operating results for its watch business, that none of the remaining balance of Goodwill arising from the Big Ben '90 acquisition will be recovered. Accordingly, the remaining balance of such Goodwill of $23.8 million has been written off as of January 28, 1995.

(2) In the fourth quarter of 1994, the Company made the decision to sell certain inventory at significantly less than normal prices, resulting in an estimated net realizable value below the cost of such inventory. This decision was made (a) to liquidate the merchandise that was predominantly sold in the wholesale watch division which was being closed in order to focus management's attention on the Company's retail operations, and (b) to liquidate certain other inventory on an expedited basis in order to raise cash for liquidity purposes as a result of the uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements as discussed in Note G.

     As a result, the Company recorded losses of $17.7 million to reflect such inventory at its net realizable value. The consolidated balance sheet as of January 28, 1995 includes allowances of $17.3 million related to inventory with a cost of $35 million. Subsequent to January 28, 1995, the Company has sold a portion of such inventory with a cost of $11.3 million resulting in $3.5 million being charged to such allowances. Additionally, the Company provided $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division.




                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)


(3) In connection with the closing of the wholesale watch division, changes in executive management and the reduction in the number of personnel, the Company made payments to and provided for severance for terminated employees and the settlement of certain employment contracts, aggregating $2.7 million. Accrued expenses at January 28, 1995, include $1.6 million for such payments to be made after year end. In addition, cash payments of $0.8 million were made during the fourth quarter to buy-out the unvested portions of bonus stock awards, resulting in a $0.3 million charge to expense, and the related remaining amount of deferred compensation was eliminated by charging additional paid-in-capital.

(4) As discussed in Note G, the Company did not comply with certain covenants in the agreements related to the senior notes payable and the bank credit facility, and financing costs of $2.3 million incurred primarily in connection with these original agreements have been charged to expense. Additionally, the Company settled the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.


     Included in Other Costs in 1993 are the $6.0 million in charges discussed in Note B related to the Sam's agreement and retail transition. Also included are compensation costs of $4.2 million in connection with the departure of the former Chairman of the Board of Directors on March 29, 1994, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.


L.  Stock Benefit Plans:

     The Company maintains various stock option, bonus and purchase plans for the benefit of its employees, officers, directors and certain third parties. A summary of the activity in the stock option plans is as follows:

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)


                                                   STOCK
                                               OPTION PLANS
                                           SHARES          PRICE
                                  ====================================

Outstanding, December 31, 1992           1,046,380     $7.88-14.50
  Granted                                  954,675     $9.00-19.63
  Exercised                               (37,580)     $7.88-13.25
  Expired/cancelled                       (92,286)     $7.88-13.50
                                  ------------------------------------
Outstanding, December 31, 1993           1,871,189     $7.88-19.63
  Granted                                   21,620     $9.00- 9.00
  Exercised                               (   500)     $7.88- 7.88
  Expired/cancelled                       ( 9,524)     $9.00-13.50
                                  ------------------------------------
Outstanding, January 30, 1994            1,882,785     $7.88-13.50
       Granted                           2,302,210     $4.00- 6.25
       Exercised                               ---             ---
       Expired/cancelled                  (99,849)     $6.25-13.50
                                 ------------------------------------
Outstanding, January 28, 1995            4,085,146     $4.00-19.63

Shares reserved under
 the Plans                               6,172,384
                                         =========

  As of January 28, 1995, options to purchase 1,255,960 shares were exercisable.

  A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 19,065, 12,236, and 12,101 shares were issued during the years ended January 28, 1995 and December 31, 1993 and 1992, respectively.

M.  Fair Value of Financial Instruments:

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)


  (1) Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, and Liability for Inventory Repurchased -- The carrying amount of these items are a reasonable estimate of their fair value.

  (2) Long Term Debt -- The present value of the future principal and interest payments on the senior notes issued in October, 1992 is used to estimate fair value for this debt which is not quoted on an exchange. The notes have a net book value of $35 million and are estimated to have a fair value at January 28, 1995 and December 31, 1993 of approximately $37.6 million and $36.2 million, respectively.

  (3) Gold Futures Contracts -- The fair value of gold futures contracts is the amount at which they could be settled, based on market prices on commodity exchanges. At January 28, 1995 and December 31, 1993, open gold futures contracts are included in the financial statements at their fair value which approximates $0.3 million and $13.2 million, respectively.

  (4) Letters of Credit -- Letters of credit principally support corporate obligations. At January 28, 1994, $0.6 million of commercial letters of credit expire within a 120 day period, and $1.4 million of standby letters of credit expire within a 370 day period. At December 31, 1993, $4.1 million of commercial letters of credit expired within a 30 day period, and $4.9 million of standby letters of credit expired within a 120 day period. The estimated fair value, which is estimated using fees currently charged for similar arrangements, is insignificant.


N.  Selected Quarterly Financial Data (unaudited):




                                                                 Thirteen Weeks Ended
                                        --------------------------------------------------------------------------
                                        May 1, 1994         July 31,1994      October 30,1994    January 28, 1995
                                        -----------         ------------      ---------------    -----------------
                                                         (In thousands, except per share data)

Net Sales......................          $ 63,010             $60,077            $68,588           $114,010
Gross Profit ..................             8,683               8,484             10,234             14,305
Net loss (1)...................            (5,979)             (4,932)            (4,532)           (59,614)
Net loss per Common
 Share.........................              (.23)               (.19)              (.18)             (2.32)


                                                                    Quarter Ended
                                        -----------------------------------------------------------------------
                                        March 31, 1993   June 30, 1993   September 30, 1993   December 31, 1993
                                        --------------   -------------   ------------------   -----------------

Net Sales (2)......................     $   (31,481)     $    49,845     $   42,601           $   114,494
Gross Profit (loss)(2).............          (9,470)           8,526          6,054                 4,726
Net Income (loss)(3)...............         (10,154)             181         (2,887)              (22,864)
Net income (loss) per Common Share.            (.40)             .01           (.11)                 (.90)




                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)

(1) Net income for the thirteen weeks ended January 28, 1995, includes (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben '90 joint venture; (b) $17.7 million to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company has decided to close, and certain other inventory in order to raise cash for liquidity purposes as a result of the uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million in payments to and provisions for severance for terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the unvested portions of bonus stock awards; and (d) $2.3 million in financing costs incurred primarily in connection with the senior notes and bank credit facility agreements which contain certain covenants with which the Company failed to comply, and recovery of previously accrued expenses of $1.7 million resulting from the settlement of the terminated lease department agreement with Pace Membership Club, Inc.

(2) As a result of the new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. In the first quarter of 1993, the Company had estimated the amount of the sales reversal to be $77.1 million and the related cost of sales at $59.0 million which resulted in recording an $18.1 million one-time charge to pre-tax earnings. The change in estimate was recorded in the Fourth Quarter.

(3) Pre-tax income in the fourth quarter of 1993 was decreased by (a) Other Costs consisting of $5.2 million of charges related to the Sam's agreement and other retail transition costs, and compensation expense of $4.2 million related to the departure of the Company's Chairman of the Board and (b) adjustments for slow-moving and damaged inventory and shrinkage of approximately $8.5 million.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

                              ITEMS 10 THROUGH 13.

     Within 120 days after the close of the fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. The answers to Items 10 through 13 are incorporated by reference pursuant to General Instruction G(3); provided, however, the Compensation Committee Report, the Performance Graphs, and all other items of such report that are not required to be incorporated, are not incorporated by reference into this Form 10-K or any other filing with the Securities and Exchange Commission by the Company.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992
                                   (continued)



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following is a list of the financial statements of Jan Bell Marketing, Inc. included in Item 8 of Part II.

Independent Auditors' Report.

Consolidated Balance Sheets - January 28, 1995 and December 31, 1993.

Consolidated Statements of Operations - Fifty-Two Weeks Ended January 28, 1995, and the Years Ended December 31, 1993 and December 31, 1992.

Consolidated Statements of Stockholders' Equity - Fifty-Two Weeks Ended January 28, 1995, and the Years Ended December 31, 1993 and
December 31, 1992.

Consolidated Statements of Cash Flows - Fifty-Two Weeks Years Ended January 28, 1995, and the Years Ended December 31, 1993 and
December 31, 1992.


(a)(2) Financial Statement Schedules. The following is the financial statement schedule filed as part of this annual report on Form 10-K: Schedule
II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-K:

EXHIBIT
 Number        Description
- -------        -----------

     3.1 - Certificate of Incorporation. Incorporated by reference from Company's Form S-1 (No. 33-15347) declared effective in August 1987.

     3.2    -  Bylaws.

     4.1 - Specimen Certificate. Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.2 - Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.3 - Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Company's Form 10-K filed in March 1991.

                             JAN BELL MARKETING INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FISCAL YEARS ENDED JANUARY 28, 1995, DECEMBER 31, 1993 AND 1992



EXHIBIT
 Number        Description
- -------        -----------


     4.4 - Jan Bell Marketing, Inc. 1991 Stock Bonus Plan. Incorporated by reference from Company's Definitive Proxy Statement filed in April 1991.

     4.5 - Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Company's Definitive Proxy Statement filed in April 1993.

    10.1    -  Employment Agreement dated May 15, 1994 between Joseph Pennacchio and the Company.

    10.2    -  Employment Agreement dated August 1, 1994 between Richard Bowers and the Company.

    10.3    -  Form of Indemnification Agreement.  Incorporated by reference from Company's Form S-1 (No. 33-26947) declared effective in February 1989.

    10.6    -  Agreement with Sam's dated July 19, 1993.  Incorporated by reference from Company's 8-K filed in July 1993.

    10.7    -  Note Purchase Agreements, dated October 8, 1992. Incorporated by reference from Company's Form 10-Q filed in November 1992.

    10.8    -  Forbearance Agreement dated as of February 28, 1995 between the Company and the Noteholders named therein. Incorporated by reference from Company's 8-K filed in March 1995.

    21.1    -  Subsidiaries of Registrant:



               Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail Company, Inc., Delaware corporations, Regal Diamonds Ltd., an Israeli company, Exclusive
               Diamonds International, Ltd., an Israeli company, Jan Bell de Mexico, S.A. de C.V., and Elico Mexicana, a Mexican corporation, and Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation.

    23.1    -  Consent of Deloitte & Touche LLP

    27      -  Financial Data Schedule



(b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter ending January 28, 1995 as follows:

               None

SCHEDULE II


                            JAN BELL MARKETING, INC.
                      VALUATION AND QUALIFICATION ACCOUNTS
                          (Amounts shown in thousands)



                                                    Charged to
                                 Beginning           Costs and                               Ending
Description                       Balance             Expenses          Deductions           Balance
- -----------                      ---------          ----------          ----------           -------

December 31, 1992
 Allowance for Doubtful
  Accounts                        $   30                 200                  --             $   230

 Allowance for Sales
  Returns                         $3,220               7,145               5,590             $ 4,775

December 31, 1993
 Allowance for Doubtful
  Accounts                        $  230                 594                  74             $   750

 Allowance for Sales
  Returns                         $4,775              24,531              26,628             $ 2,678

Inventory Allowances              $  300               1,700                 ---             $ 2,000

January 28, 1995
 Allowance for Doubtful
  Accounts                        $  725                  83                 363             $   445

 Allowance for Sales
  Returns                         $2,880              10,699               8,394             $ 5,185

 Inventory Allowances             $2,000              18,475               2,000             $18,475


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                              JAN BELL MARKETING, INC.

Date:     May 15, 1995        By:  Joseph Pennacchio
                                   ---------------------
                                   Joseph Pennacchio,
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                 CAPACITY                       DATE
- ---------                 --------                       -----

Isaac Arguetty            Chairman of the Board          5/12/95
- -------------------
Isaac Arguetty

Joseph Pennacchio         Director and Chief             5/12/95
- -------------------       Executive Officer
Joseph Pennacchio         (Principal Executive
                          Officer)

Rosemary B. Trudeau       Director, Senior Vice          5/12/95
- -------------------       President-Investor
Rosemary B. Trudeau       Relations

John Burden               Director                       5/12/95
- -------------------
John Burden

Chaim Edelstein           Director                       5/12/95
- -------------------
Chaim Edelstein

Sidney Feltenstein        Director                       5/12/95
- -------------------
Sidney Feltenstein

Dean Groussman            Director                       5/12/95
- -------------------
Dean Groussman

Frank S. Fuino, Jr.       Executive Vice President       5/12/95
- -------------------       of Finance and Chief
Frank S. Fuino, Jr.       Financial Officer

                                INDEX TO EXHIBITS
                                                                    SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
                                                                    ------------

EXHIBIT
Number              Description
- -------             -----------

              SEE PAGE 49 FOR A COMPLETE LIST OF EXHIBITS FILED,
                INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM
                           PREVIOUSLY FILED DOCUMENTS.

     3.2       Bylaws.

    10.1 Employment Agreement dated May 15, 1994 between Joseph Pennacchio and the Company.

    10.2 Employment Agreement dated August 1, 1994 between Richard Bowers and the Company.


    21.1       Subsidiaries of Registrant:

               Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail Company, Inc., Delaware corporations, Exclusive Diamonds International, Ltd., an Israeli company, Jan Bell de Mexico, S.A. de C.V., and Elico Mexicana, a Mexican corporation, and Jan Bell Marketing/Puerto Rico, Inc.,a Puerto Rican corporation.

    23.1       Consent of Deloitte & Touche LLP


    27         Financial Data Schedule