Form 10-Q
period 1995-04-29
JAN BELL MARKETING INC
filed 1995-06-13
CIK 817946

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended April 29, 1995

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

                 25,734,481 COMMON SHARES ($.0001 PAR VALUE)
                              AS OF JUNE 9, 1995

                                  FORM 10-Q

                               QUARTERLY REPORT

                     THIRTEEN WEEKS ENDED APRIL 29, 1995


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

         Item 3. Defaults upon Senior Securities                             14

         Item 6. Exhibits and reports on Form 8-K                            14


PART I:  Financial Information

Item 1. Consolidated Financial Statements

                           JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
         (Amounts shown in thousands except share and per share data)

                                  A S S E T S

                                                     April 29,          January 28,
                                                        1995               1995
                                                    ------------        -----------
                                                    (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                             $ 19,154           $ 28,212
Accounts receivable, net                                 8,898             12,156
Inventories (Note C)                                   112,391            106,053
Refundable income taxes                                    307                697
Prepaid expenses                                           913                834
Other current assets                                        95                207
                                                      --------           --------
   Total current assets                                141,758            148,159

Property, net                                           28,448             29,639
Other assets                                             5,888              6,085
Excess of cost over fair
  value of net assets acquired                           2,823              2,869
                                                      --------           --------
                                                      $178,917           $186,752
                                                      ========           ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                      $ 15,455           $ 14,249
Accrued expenses                                         6,885             10,067
Accrued lease payment                                      195                101
Current portion of long-term
  debt (Note E)                                         17,500             35,000
                                                      --------           --------

   Total current liabilities                            40,035             59,417
                                                      --------           --------

Long-term debt (Note E)                                 17,500                ---

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,748,358 and 25,741,991 shares
  issued, respectively                                       3                  3
Additional paid-in capital                             178,915            178,896
Retained earnings (deficit)                            (56,432)           (50,657)
Foreign currency translation
  adjustment                                            (1,104)              (907)
                                                      --------           --------
                                                       121,382            127,335
                                                      --------           --------
                                                      $178,917           $186,752
                                                      ========           ========

                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts shown in thousands except share and per share data)

                                           Thirteen Weeks Ended
                                  April 29, 1995           May 1, 1994
                                  --------------           -----------
                                               (Unaudited)
Net sales                           $    50,018            $    63,010

Cost of sales                            43,211                 54,702
                                    -----------            -----------

Gross profit                              6,807                  8,308

Selling, general and
 administrative
 expenses                                11,965                 13,477

Currency exchange loss                      566                    ---
                                    -----------            -----------

Operating loss                           (5,724)                (5,169)

Interest and other
 income                                     610                     50

Interest expense                            537                    798
                                    -----------            -----------

Loss before income taxes                 (5,651)                (5,917)

Provision for income
  taxes (Note D)                            123                     62
                                    -----------            -----------


Net loss                            $    (5,774)           $    (5,979)
                                    ===========            ===========

Net loss per common
 share                              $      (.22)           $      (.23)
                                    ===========            ===========

Weighted average shares
 outstanding                         25,743,390             25,607,698
                                    ===========            ===========



                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts shown in thousands)

                                             Thirteen Weeks Ended
                                    April 29, 1995           May 1, 1994
                                    --------------           -----------
                                                 (Unaudited)
Cash flows from operating
   activities:
Cash received from customers           $ 53,278               $ 61,155
Cash paid to suppliers and
   employees                            (62,663)               (69,224)
Interest and other income
   received                                 610                     50
Interest paid                              (537)                  (798)
Income taxes refunded                       389                  2,436
                                       --------               --------

Net cash used in
   operating activities                  (8,923)                (6,381)
                                       --------               --------

Cash flows from investing
   activities:
   Capital expenditures                    (154)                (3,163)
                                       --------               --------

Net cash used in
   investing activities                    (154)                (3,163)
                                       --------               --------

Cash flows from financing
   activities:
   Net borrowings under lines of
    credit                                  ---                  8,075
   Stock purchase plan payments
    withheld                                 19                    ---
                                       --------               --------

Net cash provided by
   financing activities                      19                  8,075
                                       --------               --------

Net decrease in cash
   and cash equivalents                  (9,058)                (1,469)
Cash and cash equivalents at
   beginning of period                   28,212                  2,303
                                       --------               --------

Cash and cash equivalents at
   end of period                       $ 19,154               $    834
                                       ========               ========





                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                         (Amounts shown in thousands)

                                             Thirteen Weeks Ended
                                    April 29, 1995           May 1, 1994
                                    --------------           -----------
                                                 (Unaudited)
Reconciliation of net Loss
 to net cash used in
 operating activities:
Net loss                                $(5,774)               $(5,979)

Adjustments to reconcile
 net loss to net cash
 used in operating activities:
  Depreciation and
   amortization                           1,628                  1,924
  Stock compensation expense                ---                    258
  Foreign currency translation
   adjustment                              (197)                   ---
  (Increase) Decrease
   in assets:
    Accounts receivable (net)             3,258                 (3,384)
    Inventories                          (6,338)                14,177
    Prepaid expenses                        310                  2,818
    Other current assets                     71                    ---
  Increase (Decrease) in
   liabilities:
    Accounts payable                       (378)                (6,355)
    Accrued expenses                     (1,503)                (1,132)
    Liability for inventory
     sold and repurchased                   ---                 (8,708)
                                        -------                -------

Net cash used in
   operating activities                 $(8,923)               $(6,381)
                                        =======                =======





                See notes to consolidated financial statements.

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A.    Unaudited Financial Statements

      The Company's financial statements for the thirteen week periods ended April 29, 1995 and May 1, 1994 have not been audited by certified public accountants but, in the opinion of management of the Company, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended April 29, 1995 and May 1, 1994 are not necessarily indicative of annual results because of the seasonality of the Company's business.

      The accompanying financial statements should be read in conjunction with the Company's annual financial statements for the year ending January 28, 1995.


B.    Agreement with Sam's Wholesale Club

      The Company operates an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen weeks ended April 29, 1995, approximately 85% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that a substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


C.  Inventories:

    Inventories are summarized as follows:

                                       April 29,           January 28,
                                       -------------------------------
                                         1995                  1995
                                       -------------------------------
                                         (Amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                       $  9,523               $  8,617
   Finished goods                        49,506                 41,775
Gold jewelry-related merchandise:
   Raw materials                              2                      2
   Finished goods                        16,604                 18,305
Watches                                  19,270                 27,461
Other consumer products                  17,486                  9,893
                                       --------               --------
                                       $112,391               $106,053
                                       ========               ========


D.    Income Taxes

      The Company's provision for income taxes for the thirteen weeks ended April 29, 1995 and May 1, 1994 is related to the earnings of foreign affiliates. Federal and state tax benefits have not been recognized for the domestic loss for the thirteen weeks ended April 29, 1995 and May 1, 1994 because available net operating loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the net operating loss carryforward will not be realized.


E.    Financing Arrangements

      On May 31, 1995, the Company entered into an amended and restated senior note agreement that provides, among other things, for the Company to immediately prepay $8.5 million in principal amount of the notes. The notes (as amended, the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. Two principal payments in the amounts of $9 million and $10 million, respectively, are payable on February 1, 1996 and February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

                           JAN BELL MARKETING, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


      On May 31, 1995 the Company also finalized a Working Capital Facility with GBFC, Inc. (an affiliate of Gordon Brothers, Inc.) and Foothill Capital Corporation which provides for a $30 million secured revolving bank credit facility. Availability under the Working Capital Facility is determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility terminates on May 31, 1997 and bears interest at an annual rate of The First National Bank of Boston's base rate plus 1.5%. The Company is required to pay a fee of $450,000 annually to the lenders and an administration fee of $11,000 monthly.

      The Company's liability under the amended notes is unconditionally guaranteed by all of its material direct and indirect 51% (or greater) subsidiaries. The liability under the Working Capital Facility is unconditionally guaranteed by the Company and its subsidiaries. Substantially all of the Company's assets are subject to a blanket lien in accordance with the agreements related to the amended notes and Working Capital Facility. An intercreditor agreement among the lenders provides that their respective security interests in such collateral are subject to certain relative priorities.

      Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire on May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock on terms substantially similar to the noteholder warrants.

      The agreements related to the amended notes and the Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit payment of dividends.

Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company operates an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen weeks ending April 29, 1995, approximately 85% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that a substantial portion of net sales will be generated through this agreement.

      Prior to 1993, the Company operated principally as a jewelry, watch and fragrance wholesaler to the warehouse membership club industry. Following the Company's transition to retailing as a leased department operator at Sam's in the fourth quarter of 1993, the Company recognized the need for additional retail management expertise. In Fiscal 1994 new Board members were recruited from senior department and specialty store executives, who in turn hired a new C.E.O. New management then began addressing the Company's strategic direction.

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

      Third, management also addressed the Company's wholesale watch division, which had evolved into a low end, watch business with sourcing in the parallel markets and which contributed disproportionately to expense. With no perceived opportunity to improve the performance of this division, management closed the wholesale watch operations, other than selected sales and continued balancing of inventory.

      Results of operations for the thirteen weeks ended April 29, 1995 reflect the implementation of these decisions.

      Net sales were $50.0 million for the thirteen weeks ended April 29, 1995 compared to $63.0 million for the thirteen weeks ended May 1, 1994. The decline in sales in Fiscal 1995 reflects primarily the elimination of the wholesale division as well as the reduction in business through the Mexican operations due to the peso devaluation. Net sales in the retail locations for the thirteen weeks ended April 29, 1995 were $39.1 million compared to $42.4 million for the thirteen weeks ended May 1, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Cont'd)


      Gross profit was $6.8 million or 13.6% of net sales for the thirteen weeks ended April 29, 1995 compared to $8.3 million or 13.2% of net sales for the thirteen weeks ended May 1, 1994. The decrease in gross profit dollars primarily is attributable to the corresponding decrease in net sales in the comparable periods. The increase in gross profit as a percentage of net sales is primarily attributable to margin improvements that are being recognized in the Company's retail locations.

      Management recognizes that significant continued improvement in both sales and margins must be achieved for the Company to return to profitability.

      Selling, general and administrative expenses were $12.0 million for the thirteen weeks ended April 29, 1995 compared to $13.5 million for the thirteen weeks ended May 1, 1994. The decrease is primarily reflective of expense reductions implemented as a result of corporate staff reductions and the decision to close the Company's wholesale watch and domestic manufacturing operations.

      The continued devaluation of the Mexican peso during the first quarter of Fiscal 1995 resulted in a $566,000 currency exchange loss.

      The provision for income taxes relates to earnings of foreign affiliates.

      The retail jewelry business is seasonal in nature with a higher proportion of sales and earnings generated during the fourth quarter holiday selling season. As a result, operating results for the first quarter are not necessarily indicative of results of operations for the entire fiscal year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      As of April 29, 1995, cash and cash equivalents totalled $19.2 million, a decrease of $9.1 million from January 28, 1995 which resulted primarily from cash used in operations. The Company had no short-term borrowings outstanding.

      The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen weeks ended April 29, 1995, the inventory increase of $6.3 million primarily reflects a build up in anticipation of Mother's Day sales.

      For the remainder of Fiscal 1995, based on discussions with Sam's, the Company expects a very limited increase in the number of leased

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Cont'd)


departments it operates, and consequently does not foresee a need for a significant increase in retail inventory. Capital expenditures for Fiscal 1995 are projected not to exceed $2 million.

      The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November, before the holiday selling season.

      On May 31, 1995, the Company entered into an amended and restated senior note agreement that provides, among other things, for the Company to immediately prepay $8.5 million in principal amount of the notes. The notes (as amended, the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. Two principal payments in the amounts of $9 million and $10 million, respectively, are payable on February 1, 1996 and February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

      On May 31, 1995 the Company also finalized a Working Capital Facility with GBFC, Inc. (an affiliate of Gordon Brothers, Inc.) and Foothill Capital Corporation which provides for a $30 million secured revolving bank credit facility. Availability under the Working Capital Facility is determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility terminates on May 31, 1997 and bears interest at an annual rate of The First National Bank of Boston's base rate plus 1.5%. The Company is required to pay a fee of $450,000 annually to the lenders and an administration fee of $11,000 monthly.

      The Company's liability under the amended notes is unconditionally guaranteed by all of its material direct and indirect 51% (or greater) subsidiaries. The liability under the Working Capital Facility is unconditionally guaranteed by the Company and its subsidiaries. Substantially all of the Company's assets are subject to a blanket lien in accordance with the agreements related to the amended notes and Working Capital Facility. An intercreditor agreement among the lenders provides that their respective security interests in such collateral are subject to certain relative priorities.

      Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire on May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Cont'd)


common stock on terms substantially similar to the noteholder warrants.

      The agreements related to the amended notes and the Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit payment of dividends.

      The Company believes that its cash on hand, projected cash from operations, the expected proceeds from the liquidation of wholesale watch inventory and availability under the Working Capital facility will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditures needs for the remainder of Fiscal 1995. There can be no assurance that the Company's future operating results will improve to the point where they will be sufficient to sustain such debt service and working capital needs.

                          PART II:  OTHER INFORMATION


Item 3.     Defaults Upon Senior Securities


      Based upon results of operations through January 28, 1995, the Company was not in compliance with earnings and tangible net worth covenants on both the outstanding $35 million of unsecured senior notes issued in October 1992 and the Company's $50 million unsecured revolving bank credit facility with NationsBank.

      On May 31, 1995, the Company entered into an agreement which amended and restated the terms and conditions of the senior notes and, in addition, finalized with another lender a Working Capital Facility of up to $30 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note E to the Consolidated Financial Statement.

Item 6.     Exhibits and Reports on Form 8-K


      (a)   27  Financial Data Schedule (for SEC use only)

      (b)   Reports on Form 8-K.  A Form 8-K was filed on March 14, 1995 under
            Item 8 reporting a change in the fiscal year.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JAN BELL MARKETING, INC.
                                   ---------------------------------
                                              (Registrant)



                                   By: /s/ David P. Boudreau
                                      -----------------------------------
                                           David P. Boudreau
                                           Senior Vice President of Finance,
                                           Treasurer & Controller



Date: June 13, 1995