Form 10-Q
period 1995-07-29
JAN BELL MARKETING INC
filed 1995-09-12
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Thirteen Weeks Ended July 29, 1995.

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

                  25,748,765 COMMON SHARES ($.0001 PAR VALUE)
                            AS OF SEPTEMBER 5, 1995

                                   FORM 10-Q

                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED JULY 29, 1995


                               TABLE OF CONTENTS

                               _________________


PART I:  FINANCIAL INFORMATION                                                                                    PAGE NO.

         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets                                                                      3
                 B. Consolidated Statements of Operations                                                            4
                 C. Consolidated Statements of Cash Flows                                                            6
                 D. Notes to Consolidated Financial
                        Statements                                                                                   8

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                                      11




PART II: OTHER INFORMATION

         Items 1, 2, 3, 4 and 5

              have been omitted because they are not
              applicable with respect to the current
              reporting period.

PART I:  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                 A S S E T S

                                                       July 29,          January 28,
                                                        1995                1995
                                                   -------------        ------------
                                                    (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                          $    10,840          $  28,212
Accounts receivable, net                                 5,661             12,156
Inventories                                            109,678            106,053
Other current assets                                     1,240              1,738
                                                       -------            -------
    Total current assets                               127,419            148,159
Property, net                                           27,248             29,639
Other assets                                             8,759              6,085
Goodwill                                                 2,777              2,869
                                                       -------            -------
                                                   $   166,203          $ 186,752
                                                       =======            =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                   $    13,597          $  10,824
Accrued expenses                                         4,682             13,492
Accrued lease payment                                      216                101
Long-term debt, current portion                          9,000             35,000
                                                         -----             ------
     Total current liabilities                          27,495             59,417

Long-term debt                                          17,500                ---

STOCKHOLDERS' EQUITY:

Common stock, $.0001 per value,
  50,000,000 shares authorized,
  25,748,765 and 25,741,991 shares
  issued, respectively                                       3                  3
Additional paid-in capital                             180,321            178,896
Retained earnings (deficit)                            (58,318)           (50,657)
Foreign currency translation
  adjustment                                              (798)              (907)
                                                         -----              -----

                                                       121,208            127,335
                                                       -------            -------
                                                   $   166,203          $ 186,752
                                                       =======            =======





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                          Thirteen Weeks             Thirteen Weeks
                                              Ended                      Ended
                                          July 29, 1995              July 31, 1994
                                          --------------             --------------
                                                        (Unaudited)
Net sales                                  $    55,452                $    60,077

Cost of sales and
  occupancy costs                               44,404                     50,363
                                           -----------                -----------

Gross profit                                    11,048                      9,714
Store and warehouse
  operating and selling expenses                 7,992                      9,175
General and administrative expenses              4,230                      3,990
Amortization expense                               282                        577
Currency exchange loss                              70                        ---
                                           -----------                -----------

Operating loss                                  (1,526)                    (4,028)
Interest and other income                          343                         55
Interest expense                                   740                        816
                                           -----------                -----------

Loss before income taxes                        (1,923)                    (4,789)
Income taxes (benefit)                          (   37)                       143
                                           -----------                -----------

Net Loss                                   $    (1,886)               $    (4,932)
                                           ===========                ===========

Net Loss per
 common share                              $    ( 0.07)               $    ( 0.19)

Weighted average shares
 outstanding                                25,739,343                 25,668,495


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                Twenty Six Weeks           Twenty-Six Weeks
                                                     Ended                       Ended
                                                  July 29, 1995              July 31, 1994
                                                ----------------           ----------------
                                                                (Unaudited)
Net sales                                          $   105,471               $   123,087

Cost of sales
  and occupancy costs                                   87,039                   103,284
                                                   -----------               -----------

Gross profit                                            18,432                    19,803
Store and warehouse
  operating and selling expenses                        16,071                    18,280
General and administrative expenses                      8,413                     9,486
Amortization expense                                       562                     1,234
Currency exchange loss                                     636                       ---
                                                   -----------               -----------

Operating loss                                          (7,250)                  ( 9,197)
Interest and other income                                  952                       105
Interest expense                                         1,277                     1,614
                                                   -----------               -----------

Loss before income taxes                                (7,575)                  (10,706)
Income taxes                                                86                       205
                                                   -----------               -----------

Net loss                                           $    (7,661)              $   (10,911)
                                                   ===========               ===========

Net loss per common
  share                                            $    (  .30)              $     (0.43)

Weighted average shares
 outstanding                                        25,741,366                25,638,097



                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                   Twenty-Six Weeks Ended    Twenty-Six Weeks Ended
                                                      July 29, 1995              July 31, 1994
                                                   ----------------------    ----------------------
                                                                      (Unaudited)
Cash flows from operating
   activities:
  Cash received from customers                         $ 111,966                      $ 125,492
  Cash paid to suppliers and
   employees                                            (120,508)                      (129,025)
  Interest and other income
   received                                                  952                            105
  Interest paid                                           (1,277)                        (1,614)
  Income taxes (paid) refunded                               361                          2,455
                                                       ---------                      ---------

Net cash (used in)
   operating activities                                   (8,506)                        (2,587)
                                                       ---------                      ---------

Cash flows from investing
   activities:
   Capital expenditures                                     (385)                        (4,407)
                                                       ---------                      ---------

Net cash (used in)
   investing activities                                     (385)                        (4,407)
                                                       ---------                      ---------

Cash flows from financing
   activities:
   Net borrowings under line of
    credit                                                   ---                          9,200
   Debt repayment                                         (8,500)                           ---
   Stock purchase plan payments
    withheld                                                  19                             33
                                                       ---------                      ---------

Net cash provided by (used in)
   financing activities                                   (8,481)                         9,233
                                                       ---------                      ---------

Net increase (decrease) in cash
   and cash equivalents                                  (17,372)                         2,239
Cash and cash equivalents at
   beginning of period                                    28,212                          2,303
                                                       ---------                      ---------

Cash and cash equivalents at
   end of period                                       $  10,840                      $   4,542
                                                       =========                      =========





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                 Twenty-Six Weeks              Twenty-Six Weeks
                                                      Ended                         Ended
                                                  July 29, 1995                 July 31, 1994
                                                 -----------------             ----------------
                                                                  (Unaudited)
Reconciliation of net loss
 to net cash used in
 operating activities:
  Net loss                                         $   (7,661)                   $   (10,911)

Adjustments to reconcile
 net loss to net cash
  used in operating activities:
    Depreciation and
     amortization                                       3,340                          3,892
    Stock compensation expense                            ---                            518
    Foreign currency translation
     adjustment                                           109                            ---

  (Increase) Decrease
   in assets:
    Accounts receivable (net)                           6,495                          2,405
    Inventories                                        (3,625)                        23,913
    Other                                              (1,127)                           952

  Increase (Decrease) in
   liabilities:
    Accounts payable                                    2,773                         (3,260)
    Accrued expenses                                   (8,810)                        (1,930)
    Liability for inventory
     sold and repurchased                                 ---                        (18,166)
                                                   ----------                    -----------

Net cash used in
   operating activities                            $   (8,506)                   $    (2,587)
                                                   ==========                    ===========





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and twenty-six week periods ended July 29, 1995 and July 31, 1994 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended July 29, 1995 and July 31, 1994 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

         The accompanying financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 28, 1995.


B.  Agreement with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and twenty six weeks ended July 29, 1995, approximately 95% and 90% respectively of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

C.  Inventories:

         Inventories are summarized as follows:

                                                                July 29,      January 28,
                                                                  1995             1995
                                                             -------------  -------------
                                                             (Amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated
  gold):
   Raw materials                                              $  9,188          $  8,617
   Finished goods                                               51,274            41,775
Gold jewelry-related merchandise:
   Raw materials                                                     2                 2
   Finished goods                                               14,903            18,305
Watches                                                         16,642            27,461
Other consumer products                                         17,669             9,893
                                                                ------            ------
                                                              $109,678          $106,053
                                                               =======           =======

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)

D.  Income Taxes

         The Company's provision (benefit) for income taxes for 1995 and 1994 is related to the operations of foreign affiliates. Federal and state tax benefits have not been recognized for the domestic loss for 1995 and 1994 due to the fact that all potential loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

E.  Financing Arrangements

         On May 31, 1995, the Company entered into an amended and restated senior note agreement. At closing, the Company repaid $8.5 million in principal amount of the notes. The notes (as amended, the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. Two principal payments in the amounts of $9 million and $10 million, respectively, are payable on February 1, 1996 and February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

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

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


         Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on
February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire on May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock at exercise prices ranging from $3.25 to $4.00 per share. The estimated fair value of the warrants granted to the noteholders and Working Capital Facility Lenders has been recorded as a deferred financing cost, included in other assets, and as an addition to paid in capital.

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

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company operates an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and twenty-six weeks ended July 29, 1995, approximately 95% and 90% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

         Prior to 1993, the Company operated principally as a jewelry, watch and fragrance wholesaler to the warehouse membership club industry. Following the Company's transition to retailing as a leased department operator at Sam's in the fourth quarter of 1993, the Company recognized the need for additional retail management expertise. In Fiscal 1994, new Board members were recruited from department and specialty store senior executives, who in turn hired a new C.E.O. New management then began addressing the Company's strategic direction.

         In late 1994 as part of the Fiscal 1995 planning process, management and the new Board reviewed the Fiscal 1994 results of all lines of business and their attendant cost structures. This process resulted in the following decisions.

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

         Third, management addressed the Company's wholesale watch division, which had evolved into a low end watch business with sourcing in the parallel markets and which contributed disproportionately to expense. With no perceived opportunity to improve the performance of this division, management closed the wholesale watch division, other than selected sales, and continued balancing of inventory.

         Results of operations for the thirteen and twenty-six weeks ended July 29, 1995 reflect the implementation of these decisions.

         Net sales were $55.5 million and $105.5 million for the thirteen and twenty-six weeks ended July 29, 1995 compared to $60.1 million and $123.1 million for the thirteen and twenty-six weeks ended July 31, 1994. The decline in sales in Fiscal 1995 reflects primarily the closing of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)

wholesale division as well as the reduction in business through the Mexican operations due to the peso devaluation. Net sales in the retail locations for the thirteen and twenty-six weeks ended July 29, 1995 were $50.4 million and $89.6 million compared to $50.7 million and $93.2 million for the thirteen and twenty-six weeks ended July 31, 1994.

         Gross profit was $ 11.0 million or 19.9% of net sales for the thirteen weeks ended July 29, 1995 compared to $ 9.7 million or 16.2% of net sales for the thirteen weeks ended July 31, 1994. Gross profit was $18.4 million or 17.5% of net sales for the twenty-six weeks ended July 29, 1995 compared to $19.8 million or 16.1% of net sales for the twenty-six weeks ended July 31, 1994. The increase in gross profit as a percentage of net sales is primarily attributable to margin improvements that are being recognized in the Company's retail locations.

         Management recognizes that significant continued improvement in both sales and margins must be achieved for the Company to return to profitability.

         Store and warehouse operating and selling expenses were $8.0 million and $16.1 million for the thirteen and twenty-six weeks ended July 29, 1995 compared to $9.2 million and $18.3 million for the thirteen and twenty-six weeks ended July 31, 1994. The decrease is reflective of field staff reductions and warehouse operating expense savings as a result of the decision to close the Company's wholesale watch and domestic manufacturing divisions.

         General and administrative expenses were $4.2 million and $8.4 million for the thirteen and twenty-six weeks ended July 29, 1995 compared to $4.0 million and $9.5 million for the thirteen and twenty-six weeks ended July 31, 1994. In the thirteen and twenty-six weeks ended July 31, 1994, the Company recorded a reduction to general and administrative expenses of $1.4 million reflecting a change in estimate of certain transition related liabilities. The decrease in general and administrative expenses, after considering this 1994 reduction, is primarily reflective of expense reductions implemented as a result of corporate staff reductions and the elimination of general and administrative expenses associated with the Company's wholesale watch and domestic manufacturing divisions.

         The decrease in amortization expense to $282,000 and $562,000 for the thirteen and twenty-six weeks ended July 29, 1995 from $577,000 and $1,234,000 for the thirteen and twenty-six weeks ended July 31, 1994 is primarily a result of the write off at January 28, 1995 of $23.8 million of goodwill associated with the Company's 1990 purchase of the minority interest of Big Ben '90.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)

         The continued devaluation of the Mexican peso of Fiscal 1995 resulted in a currency exchange loss of $70,000 and $636,000 for the thirteen and twenty-six weeks ended July 29, 1995.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and twenty-six weeks ended July 29, 1995, are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of July 29, 1995, cash and cash equivalents totalled $10.8 million, a decrease of $17.4 million from January 28, 1995 which resulted primarily from cash used in operations and a debt repayment of $8.5 million. The company had no short-term borrowings outstanding.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the twenty six weeks ended July 29, 1995, the inventory increase of $3.6 million primarily reflects an initial build up in anticipation of holiday sales.

         For the remainder of Fiscal 1995, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in retail inventory. Capital expenditures for Fiscal 1995 are projected not to exceed $2 million.

         The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

         On May 31, 1995, the Company entered into an amended and restated senior note agreement. At closing, the Company repaid $8.5 million in principal amount of the notes. The notes (as amended, the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. Two principal payments in the amounts of $9 million and $10 million, respectively, are payable on February 1, 1996 and February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)

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

         Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire on May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock with exercise prices ranging from $3.25 to $4.00 per share.

         The agreements related to the amended notes and the Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit payment of dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)



         The Company believes that its cash on hand, projected cash from operations, the expected proceeds from the liquidation of wholesale watch inventory and availability under the Working Capital facility will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditure needs for the remainder of Fiscal 1995. There can be no assurance that the Company's future operating results will improve to the point where they will be sufficient to sustain such debt service and working capital needs.


                         PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                Exhibit 27 - Financial Data Schedule (for SEC use only)

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

                                           JAN BELL MARKETING, INC.
                                      ---------------------------------
                                                (Registrant)



                                 By:  David P. Boudreau
                                      ---------------------------------

                                      Senior Vice President of Finance,
                                      Treasurer and Controller


Date: September 12, 1995