Form 10-Q
period 1995-10-28
JAN BELL MARKETING INC
filed 1995-12-12
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended October 28, 1995.

Commission File Number  1-9647


                            JAN BELL MARKETING, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       59-2290953
                 --------                                       ----------
         (State of Incorporation)                             (IRS Employer
                                                            Identification No.)

                 13801 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
                 ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                  25,812,453 COMMON SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 1, 1995

                                   FORM 10-Q

                                QUARTERLY REPORT

                     THIRTEEN WEEKS ENDED OCTOBER 28, 1995

                               TABLE OF CONTENTS

                               -----------------

PART I:  FINANCIAL INFORMATION                                                                                   PAGE NO.
         Item 1. Consolidated Financial Statements

              A. Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
              B. Consolidated Statements of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
              C. Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
              D. Notes to Consolidated Financial
                       Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

         Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


PART II: OTHER INFORMATION

         Items 1, 2, 3 and 6

              have been omitted because they are not
              applicable with respect to the current
              reporting period.

         Item 4

             Submission of Matters to a Vote of
             Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

         Item 5

             Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                         PART I:  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
         (Amounts shown in thousands except share and per share data)

                                  A S S E T S

                                                  October 28,          January 28,
                                                     1995                  1995
                                                 ------------          ------------
                                                    (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                      $     9,345              $  28,212
Accounts receivable, net                             4,476                 12,156
Inventories                                        129,739                106,053
Other current assets                                 1,099                  1,738
                                                   -------                -------
    Total current assets                           144,659                148,159
Property, net                                       26,221                 29,639
Other assets                                         8,871                  6,085
Goodwill                                             2,731                  2,869
                                                     -----                -------
                                               $   182,482              $ 186,752
                                                   =======                =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                               $    28,523              $  10,824
Accrued expenses                                     4,537                 13,593
Short-term borrowings                                4,523                    ---
Long-term debt, current portion                      9,000                 35,000
                                                     -----                 ------
     Total current liabilities                      46,583                 59,417

Long-term debt                                      17,500                    ---

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,812,433 and 25,741,991 shares
  issued, respectively                                   3                      3
Additional paid-in capital                         180,981                178,896
Retained earnings (deficit)                        (61,250)               (50,657)
Foreign currency translation
  adjustment                                        (1,335)                 ( 907)
                                                     -----                  -----

                                                   118,399                127,335
                                                   -------                -------
                                               $   182,482              $ 186,752
                                                   =======                =======





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                  Thirteen Weeks        Thirteen Weeks
                                      Ended                 Ended
                                  October 28, 1995      October 30, 1994
                                  ----------------      ----------------
                                               (Unaudited)
Net sales                            $    46,209          $    68,588

Cost of sales and
  occupancy costs                         35,860               57,960
                                          ------               ------

Gross profit                              10,349               10,628
Store and warehouse
  operating and selling expenses           8,196                9,454
General and administrative expenses        4,148                4,105
Amortization expense                         284                  528
Currency exchange (gain)/loss                (37)                 ---
                                           -----               ------

Operating loss                            (2,242)              (3,459)
Interest and other income                    246                  102
Interest expense                             913                  908
                                             ---               ------

Loss before income taxes                  (2,909)              (4,265)
Income taxes                                  24                  267
                                            ----                -----

Net loss                             $    (2,933)         $    (4,532)
                                           =====                =====

Net loss per
 common share                        $     (0.11)         $     (0.18)

Weighted average shares
 outstanding                          25,756,464           25,725,533


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                    Thirty-Nine Weeks        Thirty-Nine Weeks
                                          Ended                    Ended
                                     October 28, 1995         October 30, 1994
                                    -----------------        -----------------
                                                   (Unaudited)
Net sales                            $   151,681               $   191,675

Cost of sales
  and occupancy costs                    122,899                   161,244
                                         -------                   -------

Gross profit                              28,782                    30,431
Store and warehouse
  operating and selling expenses          24,268                    27,733
General and administrative expenses       12,561                    13,592
Amortization expense                         846                     1,762
Currency exchange (gain)/loss                599                       ---
                                         -------                    ------

Operating loss                            (9,492)                  (12,656)
Interest and other income                  1,198                       207
Interest expense                           2,190                     2,522
                                         -------                   -------

Loss before income taxes                  10,484)                  (14,971)
Income taxes                                 110                       472
                                         -------                   -------

Net loss                             $   (10,594)              $   (15,443)
                                         =======                   =======

Net loss per common
  share                              $      (.41)              $      (.60)

Weighted average shares
 outstanding                          25,746,399                25,667,242



                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)



                                Thirty-Nine Weeks Ended   Thirty-Nine Weeks Ended
                                   October 28, 1995          October 30, 1994
                                   -----------------         ----------------
                                                 (Unaudited)
Cash flows from operating
   activities:
  Cash received from customers        $  159,360              $  176,045
  Cash paid to suppliers and
   employees                            (173,048)               (204,894)
  Interest and other income
   received                                1,198                     207
  Interest paid                           (2,190)                 (2,522)
  Income taxes (paid) refunded               417                  13,561
                                             ---                  ------

Net cash (used in)
   operating activities                  (14,263)                (17,603)
                                         --------                --------

Cash flows from investing
   activities:
   Capital expenditures                     (639)                 (5,487)
                                             ---                   -----

Net cash (used in)
   investing activities                     (639)                 (5,487)
                                             ---                   -----

Cash flows from financing
   activities:
   Net borrowings under line of
    credit                                 4,523                  23,000
   Debt repayment                         (8,500)                    ---
   Retirement of Common Stock                (35)                    ---
   Stock purchase plan payments
    withheld                                  47                      33
                                              --                      --

Net cash provided by (used in)
   financing activities                   (3,965)                 23,033
                                           -----                  ------

Net (decrease) in cash
   and cash equivalents                  (18,867)                    (57)
Cash and cash equivalents at
   beginning of period                    28,212                   2,303
                                         -------                   -----

Cash and cash equivalents at
   end of period                      $    9,345              $    2,246
                                         =======                   =====

                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                          (AMOUNTS SHOWN IN THOUSANDS)


                                    Thirty-Nine Weeks        Thirty-Nine Weeks
                                          Ended                    Ended
                                    October 28, 1995         October 30, 1994
                                    ------------------       -----------------
                                                (Unaudited)
Reconciliation of net loss
 to net cash used in
 operating activities:
  Net loss                              $(10,594)              $  (15,443)

Adjustments to reconcile
 net loss to net cash
  used in operating activities:
    Depreciation and
     amortization                          4,902                    5,987
    Stock compensation expense               660                    1,435
    Foreign currency translation
     adjustment                             (429)                     ---

  (Increase) Decrease
   in assets:
    Accounts receivable (net)              7,680                  (15,630)
    Inventories                          (23,686)                   3,250
    Other                                 (1,438)                  11,879

  Increase (Decrease) in
   liabilities:
    Accounts payable                      17,813                   11,554
    Accrued expenses                      (9,171)                  (2,469)
    Liability for inventory
     sold and repurchased                    ---                  (18,166)
                                          ------                   ------

Net cash used in
   operating activities                 $(14,263)              $  (17,603)
                                          ======                  =======



                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and thirty-nine week periods ended October 28, 1995 and October 30, 1994 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended October 28, 1995 and October 30, 1994 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

         The accompanying financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 28, 1995.

B.  Agreement with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and thirty-nine weeks ended October 28, 1995, approximately 92% and 91% respectively of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

C.  Inventories:

         Inventories are summarized as follows:

                                                 October 28,      January 28,
                                                    1995             1995
                                                 -----------        ------

                                                (Amounts shown in thousands)
Precious and semi-precious jewelry-
  related merchandise (and associated gold):
   Raw materials                                   $  7,823       $    8,617
   Finished goods                                    54,013           41,775
Gold jewelry-related merchandise:
   Raw materials                                          2                2
   Finished goods                                    21,735           18,305
Watches                                              18,612           27,461
Other consumer products                              27,554            9,893
                                                    -------          -------
                                                   $129,739       $  106,053
                                                    =======          =======

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (continued)


D.  Income Taxes

         The Company's provision (benefit)for income taxes for 1995 and 1994 is related to the operations of foreign affiliates. Federal and state tax benefits have not been recognized for the domestic loss for 1995 and 1994 due to the fact that all potential loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

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

Item 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and thirty-nine weeks ended October 28, 1995, approximately 92% and 91% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

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

         Results of operations for the thirteen and thirty-nine weeks ended October 28, 1995 continue to reflect the implementation of these decisions.

         Net sales were $46.2 million and $151.7 million for the thirteen and thirty-nine weeks ended October 28, 1995 compared to $68.6 million and $191.7 million for the thirteen and thirty-nine weeks ended October 30, 1994. The decline in sales in Fiscal 1995 reflects primarily the closing of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)


wholesale division as well as the reduction in business through the Mexican operations due to the peso devaluation. Net sales in the retail locations for the thirteen and thirty-nine weeks ended October 28, 1995 were $42.7 million and $132.2 million compared to $43.3 million and $136.5 million for the thirteen and thirty-nine weeks ended October 30, 1994.

         Gross profit was $10.3 million or 22.4% of net sales for the thirteen weeks ended October 28, 1995 compared to $10.6 million or 15.5% of net sales for the thirteen weeks ended October 30, 1994. Gross profit was $28.8 million or 19.0% of net sales for the thirty-nine weeks ended October 28, 1995 compared to $30.4 million or 15.9% of net sales for the thirty-nine weeks ended October 30, 1994. The increase in gross profit as a percentage of net sales is primarily attributable to margin improvements that are being recognized in the Company's retail locations.

         Management recognizes that significant continued improvement in both sales and margins must be achieved for the Company to return to profitability.

         Store and warehouse operating and selling expenses were $8.2 million and $24.3 million for the thirteen and thirty-nine weeks ended October 28, 1995 compared to $9.5 million and $27.7 million for the thirteen and thirty-nine weeks ended October 30, 1994. The decrease is reflective of field staff reductions and warehouse operating expense savings as a result of the decision to close the Company's wholesale watch and domestic manufacturing divisions.

         General and administrative expenses were $4.1 million and $12.6 million for the thirteen and thirty-nine weeks ended October 28, 1995 compared to $4.1 million and $13.6 million for the thirteen and thirty-nine weeks ended October 30, 1994. In the thirty-nine weeks ended October 30, 1994, the Company recorded a reduction to general and administrative expenses of $1.4 million reflecting a change in estimate of certain transition related liabilities. The decrease in general and administrative expenses, after considering this 1994 reduction is primarily reflective of expense reductions implemented as a result of corporate staff reductions and the elimination of general and administrative expenses associated with the Company's wholesale watch and domestic manufacturing division.

         The decrease in amortization expense to $284,000 and $846,000 for the thirteen and thirty-nine weeks ended October 28, 1995 from $528,000 and $1,762,000 for the thirteen and thirty-nine weeks ended October 30, 1994 is primarily a result of the write off at January 28, 1995 of $23.8 million of goodwill associated with the Company's 1990 purchase of the minority interest of Big Ben '90.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)

         The instability of the Mexican peso during Fiscal 1995 resulted in a currency exchange gain of $37,000 and a loss of $599,000 for the thirteen and thirty-nine weeks ended October 28, 1995.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 5,000 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 1,500 square foot facility in Vero Beach, Florida and an 800 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will evaluate during the holiday selling season as possible long term sources of additional revenue growth. Until such time, there can be no measurement of these operations' impact on operating results or future capital requirements.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and thirty-nine weeks ended October 28, 1995 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of October 28, 1995, cash and cash equivalents totalled $9.3 million, a decrease of $18.9 million from January 28, 1995 which resulted primarily from cash used in operations and a debt repayment of senior notes of $8.5 million. The Company had short-term working capital facility borrowings outstanding of $4.5 million as of October 28, 1995.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirty-nine weeks ended October 28, 1995, the inventory increase of $23.7 million reflects a build up in anticipation of holiday sales.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Cont'd)

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

         The agreements related to the amended notes and the Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

         The Company believes that its cash on hand, projected cash from operations and availability under the Working Capital facility will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditure needs for the remainder of Fiscal 1995. There can be no assurance that the Company's future operating results will be sufficient to sustain such debt service and working capital needs.

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held August 10, 1995. The Shareholders of the Company elected as directors Sidney Feltenstein and Thomas Epstein to serve terms expiring in 1998. The election of directors by the Shareholders was by the following votes:

DIRECTOR                            FOR                        WITHHELD
--------                            ---                        --------
Sidney Feltenstein                  22,508,855                 457,395
Thomas Epstein                      22,504,844                 461,406

         The following are directors whose term of office continued after the Annual Meeting: Isaac Arguetty, Joseph Pennacchio, Chaim Edelstein, Dean Groussman and John Burden.

         The Shareholders also ratified Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending February 3, 1996 by a vote of 22,689,828 shares in favor, 97,446 shares against and 178,976 shares abstaining.

Item 5.  Other Information

         The Company on December 8, 1995 decided to change its fiscal year from a retail 52/53 week fiscal year ending on the last Saturday of each January to a retail 52/53 week fiscal year ending on the Saturday closest to the end of each January.

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

                                          JAN BELL MARKETING, INC.
                                     ---------------------------------
                                               (Registrant)



                                 By:   David P. Boudreau
                                     ---------------------------------
                                     Senior Vice President of Finance,
                                     and Treasurer


Date:  December 12, 1995

                               INDEX TO EXHIBITS


EXHIBIT
  NO.        DESCRIPTION
-------      -----------
27           Financial Data Schedule (for SEC use only)