Form 10-K
period 1996-02-03
JAN BELL MARKETING INC
filed 1996-05-03
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM                 TO
                                   -----------------   --------------------

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


                             13801 N.W. 14th Street
                             Sunrise, Florida 33323
              --------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

Registrant's telephone number, including area code: (954) 846-2705

Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.0001 par value
                       Warrants to Purchase Common Shares

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

                                      /  /

As of April 1, 1996, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $79,734,375. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 1, 1996, 25,838,424 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1996 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 57.

                            JAN BELL MARKETING, INC.

                               TABLE OF CONTENTS



PART I                                                                Page No.

    Item 1      Business ...............................................    4
    Item 2      Properties .............................................   13
    Item 3      Legal Proceedings ......................................   13
    Item 4      Submission of Matters to a Vote
                     of Security Holders ...............................   13

PART II

    Item 5      Market for the Registrant's Common
                    Stock and Related Stockholder
                    Matters ............................................   14
    Item 6      Selected Financial Data ................................   14
    Item 7      Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations .........................   16
    Item 8      Financial Statements and
                     Supplementary Data ................................   27
    Item 9      Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure ..............................   51

PART III

    Item 10     Directors and Executive Officers
                     of the Registrant .................................   52
    Item 11     Executive Compensation .................................   52
    Item 12     Security Ownership of Certain
                     Beneficial Owners and
                     Management ........................................   52
    Item 13     Certain Relationships and Related
                     Transactions ......................................   52

PART IV

    Item 14     Exhibits, Financial Statement
                     Schedules, and Reports on
                     Form 8-K ..........................................   52



                                    PART I

ITEM 1. BUSINESS

   GENERAL

     Jan Bell provides fine jewelry, watches and certain other select non-jewelry consumer products to the value-conscious fashion consumer. The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc. ("Sam's"), pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. In the Company's fiscal year ended February 3, 1996 ("Fiscal 1995"), sales through Sam's accounted for approximately 91% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Company offers products ranging from fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "Warehouse Membership Clubs."

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

     In late 1994, as part of the Fiscal 1995 planning process, management and the new Board reviewed the Fiscal 1994 results of all lines of business and their attendant cost structures. This process resulted in the following decisions which were implemented in Fiscal 1995.

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

     During Fiscal 1995, the Company focused primarily on the retail operations at the Sam's locations and also opened on a test basis three of its own jewelry stores. On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will evaluate as possible long term sources of additional revenue growth. The Company is currently unable to predict the impact of these potential stand-alone jewelry operations on its future operating results or capital requirements.

     The terms "Jan Bell" and the "Company" when used herein refer to Jan Bell Marketing, Inc. and its consolidated subsidiaries, as required by the context. The Company's principal offices are located at 13801 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-2705).

   PRODUCTS

     The following table sets forth the approximate percentage of net sales for the Company's principal products for the periods specified:


                                Fifty-three   Fifty-two
                                   Weeks        Weeks
                                   Ended        Ended       Years Ended
                                February 3,  January 28,    December 31,
                                -----------  -----------    ------------
                                    1996        1995     1993   1992   1991
                                    ----        ----     ----   ----   ----
Gold jewelry with diamonds
  and/or other precious and
  semi-precious stones               41%         35%       39%   29%    25%
Gold jewelry                         21          19        25    28     26
Watches                              14          22        26    38     34
Other consumer products              24          24        10     5     15


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

WAREHOUSE MEMBERSHIP CLUBS

     The Company's principal customers during Fiscal 1995 were members of Sam's Club. In Fiscal 1995, 1994, 1993, 1992 and 1991 approximately 91%, 85%,
85%, 81% and 71%, respectively, of the Company's net sales originated from the warehouse membership clubs. The Company's sole warehouse membership club relationship in Fiscal 1995 was with Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's club locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive leased department at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001.

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

     In 1992, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances with Club Aurrera, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. Due to the peso devaluation, the Company's sales by its Mexican subsidiary were significantly lower in 1995 than in 1994 reflecting the overall reduction in the Mexican consumer's disposable income.

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

   OTHER CUSTOMERS

     The Company also sells to a limited number of department stores, supermarkets, discount stores, drug stores, wholesalers and jewelry chains. In Fiscal 1995, sales to these customers aggregated approximately 8% of net sales. Due to the closing of the wholesale watch division in late 1994 and the focus on the retail operations at Sam's, it is not anticipated that sales to other customers will continue in any significant manner other than the continued balancing of inventory and selected sales of goods.

PURCHASING

   DIAMONDS AND OTHER GEMSTONES

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

   WATCHES

     From May 1990 through Fiscal 1994, the Company actively marketed watches. Featuring Seiko and Citizen watches as well as other select name brands, private label and designer watches, the Company sold its watch inventory through Sam's and at wholesale to a variety of retail outlets. In late 1994, the Company decided to close the wholesale watch operations. As a result, other than selected sales and continued balancing of inventory, the watch program in Fiscal 1995 and going forward is anticipated to be a part of the Company's retail operations. The Company in Fiscal 1995 also discontinued the exclusive marketing and licensing of certain designer watches, including Pierre Cardin and Givenchy.

     The Company purchased approximately 51% and 29% of watches directly from certain manufacturers during Fiscal 1995 and Fiscal 1994, respectively, as well as approximately 49% and 71% of watches through parallel marketed means during Fiscal 1995 and Fiscal 1994, respectively. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "Regulation."

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

   SEASONALITY

     The Company's jewelry business is highly seasonal, with the fourth calendar quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 40.3% of the Company's Fiscal 1995 net sales were made during the fourth quarter.

   MANUFACTURING

     The Company currently performs all quality control functions at its headquarters in Sunrise, Florida and performs certain jewelry manufacturing in Israel.

     All gold and watch products are manufactured by third parties. During Fiscal 1995, approximately 25% of gemstone products received were manufactured by the Company in Israel. The remaining portion of gemstone products were manufactured or purchased complete from third parties.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

   GENERAL

     Each retail department is supervised by a manager whose primary duties include member sales and service, scheduling and training of associates, and maintaining loss prevention and visual presentation standards. The departments are generally staffed by the manager and a minimum of two staff associates depending on sales volume. At least one Jan Bell employee staffs the department during operating hours. The departments employ temporary associates primarily during peak selling seasons such as Christmas. Each department is generally open for business during the same hours as the warehouse club in which it operates. Except for extended hours during certain holiday seasons, Sam's is generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., 9:30 a.m. to 7:00 p.m. on Saturdays and 11:00
a.m. to 6:00 p.m. on Sundays.

     The department manager reports to a district manager. On average, a district manager supervises 13 clubs and reports to a regional director. The Company presently has three regional directors who report to the Senior Vice President of Field Operations.

     The fixtures and equipment located in the Company's departments generally consist of six to ten showcases, four corner towers, a safe, a POS terminal, storage cabinets for merchandise and supplies, display elements, signage and miscellaneous equipment such as telephones, scales, calculators and diamond testers. In certain larger volume clubs, the department will have additional showcases and towers and point of sale (POS) terminals.

     The Sam's Clubs are membership only, cash and carry operations. The Company's departments are required to accept only the forms of payment accepted by Sam's which presently includes cash, checks, Discover Card and a Sam's credit card.

   DEPARTMENT COUNT

     The following table sets forth data regarding the number of departments which the Company operated:



                               Fiscal  Fiscal
                                1995    1994   1993(a)  1992  1991
                               ------  ------  -------  ----  ----

Departments:
- -----------
Operated, beginning of period     428     418      114    87     0
Opened during period               11      22      339    28    91
Closed during period                2      12       35     1     4
Operated, end of period           437     428      418   114    87
                               ------  ------  -------  ----  ----
Net increase                        9      10      304    27    87
                               ======  ======  =======  ====  ====


(a) Includes the initial conversion of 315 Sam's retail departments and the closing of 30 locations as a result of Pace ceasing operations.

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

   ADVERTISING AND PROMOTION

In accordance with Sam's philosophy, the Company does not promote its products sold in the departments by newspaper or other periodical advertising or the
broadcast media. To support seasonal activities, the Company promotes   its
products through direct mail catalogues to Sam's members. The Company does utilize, from time to time, promotional materials such as signage, banners and takeaway brochures within the clubs to promote its products.


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

     The Company operates a distribution facility in Mexico City, Mexico which warehouses and distributes merchandise sold to Club Aurrera.

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

     Jan Bell bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply, although the cost of certain products may increase or their availability may be lessened.

   EMPLOYEES

     As of April 30, 1996, the Company employed approximately 997 persons on a full-time basis, including approximately 714 in regional and local sales (primarily the Sam's retail locations), 148 in inventory and distribution and 135 in administrative and support functions. In addition, the Company also employed approximately 1,270 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

   PROPERTIES AND LEASES

     The Company's corporate headquarters are owned by the Company and located on 3.7 acres in a 60,000 square foot building in Sunrise, Florida. The Company owns an additional 11.1 acres adjacent to the headquarters facility, on which a 123,000 square foot building for use primarily in distribution and shipping was completed during 1994.

     The Company leases one distribution and one office facility with an aggregate of approximately 7,000 square feet in Mexico City pursuant to a lease which expires in May 1996. The Company leases facilities in Israel of 11,000 square feet for manufacturing and offices and 2,000 square feet for production and offices pursuant to leases which expire in May 2001.

     As of April 1, 1996, the Company had leased department operations at 437 Sam's club locations in 49 states throughout the United States and Puerto Rico. The typical leased department consists of approximately 260 to 275 square feet.

     On November 9, 1995, the Company opened its first "Jewelry Depot", a value-oriented jewelry and luxury gift store in Framingham, Massachusetts.
The 6,071 square foot facility is leased pursuant to a lease which expires November 2002. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida with a five year lease that expires December 2000, and an 891 square foot facility in Worcester, Massachusetts with a six year lease that expires December 2001.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending February 3, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock has been listed on the American Stock
Exchange since the Company's initial public offering in August 1987. The following table sets forth the range of sales prices per share on the American Stock Exchange Composite Tape as furnished by the National Quotation Bureau, Inc. for the periods indicated.


                                                           High     Low
                                                           ----     ---
Year Ended February 3, 1996
     Thirteen Weeks Ended April 29, 1995                   $4.25   $2.44
     Thirteen Weeks Ended July 29, 1995                     2.94    2.19
     Thirteen Weeks Ended October 28, 1995                  4.00    2.38
     Fourteen Weeks Ended February 3, 1996                  3.50    1.75

Year Ended January 28, 1995
     Thirteen Weeks Ended May 1, 1994                      $7.38   $5.38
     Thirteen Weeks Ended July 31, 1994                     6.50    4.75
     Thirteen Weeks Ended October 30, 1994                  7.50    4.88
     Thirteen Weeks Ended January 28, 1995                  5.75    2.31



     The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 1, 1996 was $3.125. On April 1, 1996, the Company had 888 stockholders of record.

     The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company's working capital facility and senior debt prohibit dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  Fifty-three   Fifty-two
                                  weeks ended  weeks ended
                                  February 3,  January 28,   Years Ended December 31,
                                  -----------  -----------  --------------------------
                                    1996        1995 (3)    1993       1992       1991
                                    ----        --------    ----       ----       ----
                                          (in thousands, except per share data)

INCOME STATEMENT DATA:
Net Sales                         $254,004     $305,685  $ 275,177   $333,521   $224,261
  Less: Effect of
  Sam's agreement (1)                  ---          ---     99,718        ---        ---
                                  --------     --------  ---------   --------   --------
                                   254,004      305,685    175,459    333,521    224,261
                                  --------     --------  ---------   --------   --------
Cost of Sales                      199,579      255,725    243,350    274,586    182,347
  Less: Effect of
  Sam's agreement (1)                  ---          ---     79,687        ---        ---
                                  --------     --------  ---------   --------   --------
                                   199,579      255,725    163,663    274,586    182,347
                                  --------     --------  ---------   --------   --------
Gross profit                        54,425       49,960     11,796     58,935     41,914
Store and warehouse operating
 and selling expenses               36,598       44,131     16,400     11,163      8,196
General and
 adminstrative expenses             17,694       21,744     27,871     24,520     15,909
Other charges (2)                      ---       47,773     10,217        ---      6,440
Amortization expense                 1,129        2,427      2,181      1,429      1,680
Currency exchange loss                 597        5,474        ---        ---        ---
                                  --------     --------  ---------   --------   --------
Operating income (loss)             (1,593)     (71,589)   (44,873)    21,823      9,689
Interest expense                    (3,196)      (3,534)    (3,195)      (916)    (2,419)
Interest and other income            1,477          419        635        550      3,033
                                  --------     --------  ---------   --------   --------
Loss before income taxes
  and minority interest             (3,312)     (74,704)   (47,433)    21,457     10,303
Income tax provision
 (benefit)                             130          353    (11,709)     6,682      2,674
Minority interest in
 consolidated
 joint venture                         ---          ---        ---        ---        684
                                  --------     --------  ---------   --------   --------
Net income (loss)                 $ (3,442)    $(75,057) $ (35,724)  $ 14,775   $  6,945
                                  ========     ========  =========   ========   ========
Net income (loss)
per common share                  $   (.13)    $  (2.92) $   (1.40)  $    .59   $    .31
                                  ========     ========  =========   ========   ========

BALANCE SHEET DATA (AT PERIOD
  END):
Working capital                   $ 96,762     $ 88,742  $ 174,496   $198,043   $140,855
Total assets                       153,173      186,752    312,254    301,958    228,833
Notes payable, less amounts
 classified as current               7,500          ---     33,496     33,047        ---
Stockholders' equity               125,225      127,335    205,382    234,974    208,248


- ------------------------
(1) As a result of the new agreement with Sam's, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which was subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. (See Note B to the Consolidated Financial Statements.)

(2) Other charges in the fifty-two weeks ended January 28, 1995, include (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben '90 joint venture; (b) $17.7 million to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company decided to close, and certain other inventory in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million in payments to and provisions for severance for terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the unvested portions of bonus stock awards; and (d) other costs of $.6 million, consisting of financing costs incurred primarily in connection with the original senior note agreement which was substantially amended and bank credit facility which was terminated and replaced, less a recovery of previously accrued expenses resulting from the settlement of the terminated lease department agreement with Pace Membership Warehouse, Inc. (See Note J to the Consolidated Financial Statements.)

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

(3) In February 1994, the Company changed its fiscal year from December 31 to a retail 52/53 week fiscal year ending on Saturday closest to the end of each January. See "Transition Period" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. As of February 3, 1996, the Company operated a leased department in 437 Sam's locations. During Fiscal 1995, approximately 91% of the Company's net sales were generated through Sam's.

     Prior to 1993, the Company operated principally as a jewelry, watch and fragrance wholesaler to the warehouse membership club industry. Following the Company's transition to retailing as a leased department operator at Sam's in the fourth quarter of 1993, the Company recognized the need for additional retail management expertise. In Fiscal 1994, new Board members were recruited from department and specialty store senior executives, who in turn hired a new C.E.O. New management then began addressing the Company's strategic directions.

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

     Results of operations for Fiscal 1995 reflect the implementation of these decisions in expense savings at all levels. The Company also put in place merchandise strategies and selection that allowed the Company to achieve higher gross margins in its leased departments. In addition, emphasis on cash management and inventory control systems allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's efforts to reduce and better balance its inventory levels resulted in improved inventory turns and reduced average inventory requirements.

     On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will evaluate as possible long term sources of additional revenue. Until such time as this evaluation is complete, the Company is currently unable to predict the impact of these potential stand alone jewelry operations on its future operating results or capital requirements.

     The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season.

     The following table sets forth the percentage of net sales for certain items in the Company's Statements of Operations for the periods indicated:


                                             Income and Expense Items as a
                                               Percentage of Net Sales(1)
                                            ------------------------------
                                        Fifty-three    Fifty-two
                                        Weeks Ended   Weeks Ended   Year Ended
                                        February 3,   January 28,  December 31,
                                           1996         1995(2)       1993
                                           ----         ----          ----

  Net sales (1)                            100.0%       100.0%        100.0%
  Cost of sales (1)                         78.6         83.7          88.4
                                            ----        -----         -----
  Gross profit (1)                          21.4         16.3          11.6
  Net effect of Sam's agreement              ---          ---          (7.3)
                                            ----        -----         -----
  Gross profit                              21.4         16.3           4.3
  Store and warehouse operating
   and selling expenses                     14.4         14.4           6.0
  General and administrative expenses        7.0          7.1          10.1
  Other  charges                             ---         15.6           3.7
  Amortization expense                        .4           .8            .8
  Currency exchange loss                      .2          1.8           ---
                                            ----        -----         -----
  Operating loss                             (.6)       (23.4)        (16.3)
  Interest expense                          (1.3)        (1.2)         (1.2)
  Interest and other income                   .6           .1            .2
                                            ----        -----         -----
  Loss before income taxes                  (1.3)       (24.5)        (17.3)
  Provision (benefit) for income taxes        .1           .1          (4.3)
                                            ----        -----         -----
  Net loss                                  (1.4)%      (24.6)%       (13.0)%
                                            ====        =====         =====

- -----------------
(1) Excluding effect of Sam's agreement for the year ended December 31, 1993.

(2) In February 1994, the Company changed its fiscal year from December 31 to a retail 52/53 week fiscal year ending on the Saturday closest to the end of each January. The fifty-three weeks ended February 3, 1996 is referred to as Fiscal 1995, the fifty-two weeks ended January 28, 1995 is referred to as Fiscal 1994 and the year ended December 31, 1993 as Fiscal 1993.

     The significant change in the Company's business during Fiscal 1993 from being primarily a wholesale operation to a retail operation with significant wholesale operations in Fiscal 1994 makes comparisons of that year with historical operating results of Fiscal 1993 less meaningful.

   SALES

     In Fiscal 1995, net sales were $254.0 million, a decrease of $51.7 million or 16.9% from Fiscal 1994. The decline in sales in Fiscal 1995 reflects primarily the closing of the wholesale division as well as the reduction in business through the Company's Mexican operations due to the significant peso devaluation during the fourth quarter of Fiscal 1994. Net sales in the retail locations for Fiscal 1995 were $227.9 million compared to $228.0 million for Fiscal 1994.

     Fiscal 1995 included fifty-three weeks compared to fifty-two weeks for Fiscal 1994. The incremental impact on sales of the additional week was approximately $2.3 million.

     Wholesale sales to Sam's were $5.5 million in Fiscal 1995 compared to $33.9 million in Fiscal 1994 which reflected the Company's decision to close its wholesale business, other than for sales of discontinued merchandise.

     Wholesale sales to customers other than Sam's were $20.6 million in 1995 compared to $43.8 million in Fiscal 1994. Approximately 44% of these revenues in Fiscal 1995 were a result of liquidation sales of inventory previously purchased for the now closed wholesale division. Accordingly, corresponding revenues are not anticipated for Fiscal 1996.

     In Fiscal 1994, net sales increased $30.5 million. Approximately 85% of both Fiscal 1994 and 1993 net sales were derived from wholesale sales to, and the retail operations at Sam's. The remaining 15% was from the Company's wholesale operations in Mexico, Israel and the United States.

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

   COST OF SALES AND GROSS PROFIT

      Gross margin in Fiscal 1995 was 21.4% compared to 16.3% and 11.6% in Fiscal 1994 and Fiscal 1993, respectively. The improvement in gross margin in both Fiscal 1995 and Fiscal 1994 can be primarily attributed to an increase in margins at the Company's retail locations. The increase in Fiscal 1995 compared to Fiscal 1994 primarily was due to a shift in merchandising strategies to emphasize higher margin gem, gold and watch products in place of other lower margin products and categories. In addition, the Company achieved improvements as a percentage of sales in Fiscal 1995 and Fiscal 1994 in its inventory shrinkage adjustments and freight and handling costs.

     Gross margin in Fiscal 1993 was primarily impacted by a number of significant factors related to the transition from wholesaler to retailer under the terms of the Sam's Agreement.

     To reduce its exposure to the effects of changes in the price of its gold inventories, the Company hedges its gold positions and commitments with gold futures contracts. Accordingly, changes in the market value of gold during the holding period are generally offset by changes in the market value of the futures contracts.

     STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES

     Store and warehouse operating and selling expenses decreased by $7.5 million in Fiscal 1995 from Fiscal 1994 and increased $27.7 million in Fiscal 1994 from Fiscal 1993. The decrease in Fiscal 1995 is primarily a reflection of expense reductions implemented by management and as a result of field and related operating and selling staff reductions. The increase in Fiscal 1994 is reflective of the payroll and other costs related to operating the Sam's based departments for the entire Fiscal 1994 as opposed to only the fourth quarter of Fiscal 1993.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $4.1 million in Fiscal 1995 from Fiscal 1994 and decreased $6.1 million in Fiscal 1994 from Fiscal 1993. The decrease in Fiscal 1995 is primarily a reflection of expense reductions implemented by management and as a result of general and administrative staff reductions and the elimination of expenses associated with the Company's wholesale watch and domestic manufacturing division. General and administrative expenses in Fiscal 1993 were impacted by start up costs associated with the Sam's Agreement transition. These expenses did not have an impact during Fiscal 1994.

   OTHER CHARGES

     In Fiscal 1994, the Company recorded the following other charges aggregating $47.8 million. (See Note J to the Consolidated Financial Statements.)

     As a result of the decision to close the wholesale watch division and other related factors, the Company concluded that it had not retained any of the valuable elements obtained in the 1991 acquisition of the minority interest of the Big Ben '90 joint venture. Also, the Company projected, based on management's best estimate of future operating results for its remaining watch business, that none of the balance of Goodwill arising from the Big Ben '90 acquisition would be recovered. Accordingly, the remaining balance of Goodwill of $23.8 million as of January 28, 1995, was written off in Fiscal 1994.

     In the fourth quarter of 1994, the Company made the decision to sell certain inventory at significantly less than normal prices, resulting in an estimated net realizable value below the cost of such inventory. This decision was made (a) to liquidate the merchandise that was predominantly sold in the wholesale watch division which was being closed in order to focus management's attention on the Company's retail operations, and (b) to liquidate certain other inventory on an expedited basis in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements. As a result, the Company recorded losses of $17.7 million to reflect such inventory at its estimated net realizable value. Additionally, the Company provided $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division.

     In connection with the closing of the wholesale watch division, changes in executive management and the reduction in the number of personnel, the Company made payments to and provided for severance for terminated employees and the settlement of certain employment contracts, aggregating $3.0 million.

     As further discussed below, in Fiscal 1994 the Company did not comply with certain covenants in the agreement related to its senior notes which was substantially amended and the bank credit facility which was terminated and replaced. The Company expensed $2.3 million in financing costs incurred primarily in connection with these original agreements. Also, the Company settled the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.

     Included in Other Charges for 1993 was $6.0 million of charges related to the Sam's agreement and retail transition and $4.2 million related to the compensation costs in connection with the departure of the former Chairman of the Board of Directors, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.

   AMORTIZATION EXPENSE

     Amortization expense was $1.1 million in Fiscal 1995, $2.4 million in Fiscal 1994 and $2.2 million in Fiscal 1993. The decrease in Fiscal 1995 is primarily attributable to the goodwill write-off at the end of Fiscal 1994.

   CURRENCY EXCHANGE LOSS

     The significant devaluation of the Mexican peso during the Fiscal 1994 and the continuing decline in Fiscal 1995 resulted in currency exchange losses of $597,000 and $5.5 million in Fiscal 1995 and 1994, respectively.

   INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income was $1.5 million in Fiscal 1995, $419,000 in Fiscal 1994 and $635,000 in Fiscal 1993. The increase in Fiscal 1995 is a result of higher cash on hand averages in Fiscal 1995 compared to Fiscal 1994 and Fiscal 1993.

     Interest expense was $3.2 million in Fiscal 1995, $3.5 million in Fiscal 1994 and $3.2 million in Fiscal 1993. In addition, average short-term borrowings were $1.2 million in Fiscal 1995, $9.2 million in Fiscal 1994 and $5.6 million in Fiscal 1993.

   INCOME TAXES

     The Company's income tax provision/benefit was (3.9%), (0.5%) and 24.7% of income (loss) before income taxes for Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively. The Company has a Federal net operating loss carryforward of approximately $53.2 million, and a state net operating loss carryforward of approximately $92.9 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2011. The Company also has an alternative minimum tax credit carryforward of approximately $847,000 to offset future Federal income taxes. The effective rates reflect primarily the valuation allowance on the net operating loss carryforwards.

     When the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Encouragement of Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. This benefit allows a favorable tax rate ranging from zero to ten percent during the first ten years in which the subsidiary recognizes a profit. The "approved enterprise" benefit is available to the Company until the year 2000. Additionally, the Company has not provided for Federal and state income taxes on earnings of foreign subsidiaries which are considered indefinitely invested. (See Note F to the Consolidated Financial Statements.)

   TRANSITION PERIOD

     During the 30 day transition period of January 1 to January 30, 1994, the Company incurred a net loss of approximately $4.5 million, which reflects the historically weakest sales period without a corresponding decrease in general and administrative expenses. The $27.5 million decrease in cash and cash equivalents primarily resulted from the operating loss, payment to Sam's for amounts owed on the inventory repurchased and payment of other liabilities after the peak season.

   LIQUIDITY AND CAPITAL RESOURCES

     As of February 3, 1996, cash and cash equivalents totalled $15.0 million and the Company had no short-term borrowings outstanding under its revolving credit facility.

     The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. The Company began Fiscal 1994 with retail inventory in excess of its needs, primarily due to the inventory repurchased under the Sam's Club agreement. Over the course of that year, inventory was reduced providing the liquidity to fund its repurchase obligations to Sam's and the Company's operating losses.

    During Fiscal 1995, the Company operated nine additional leased departments (net of closures), and consequently did not significantly increase the level of retail inventory. Operations provided $6.0 million in cash primarily due to the reduction in inventory and accounts receivable, which were partially offset by reductions in accounts payable and accrued expenses. Capital expenditures for Fiscal 1995 were $1.8 million, primarily for the "Jewelry Depot" and "Jewelry Depot Outlets". Cash of $17.5 million was used to repay obligations of the original $35 million of senior notes outstanding.

     The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November, before the holiday shopping season. During Fiscal 1995 borrowing needs under the Company's $30 million Working Capital Facility peaked at $14.7 million, and the Company utilized this facility for 57 days, with an average outstanding balance during that time of $7.4 million. The Company anticipates similar seasonal needs in Fiscal 1996.

     On May 31, 1995, the Company entered into an amended and restated senior note agreement. At closing, the Company repaid $8.5 million in principal amount of the notes. The notes as amended, (the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. In compliance with the agreement, an additional payment of $9 million was made February 1, 1996. Another principal payment in the amount of $10 million is payable on February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

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

     Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock with exercise prices ranging from $3.25 to $4.00 per share.

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

     The Company partially finances its peak seasonal inventory and accounts receivable with short-term borrowings. During Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company's peak levels of inventory and accounts receivable were $138.9 million, $225.1 million and $275.5 million and peak outstanding short-term borrowings pursuant to lines of credit were $14.7 million, $39.8 million and $20.0 million, respectively. Average amounts of outstanding short-term borrowings for the respective years were $1.2 million, $9.2 million and $5.6 million.

     During Fiscal 1995, a dispute arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to certain claims by Sam's for credits for certain merchandise returns. The Company considers this matter to be in nature and magnitude outside the normal course of business. The total difference between the amount of credits that Sam's has claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

     The Company believes that its cash on hand, projected cash from operations and availability under the Working Capital Facility will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditure needs for Fiscal 1996. There can be no assurance that the Company's future operating results will be sufficient to sustain such debt service and working capital needs.

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

     The Company's store and warehouse operating and selling expenses and general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

   NEW ACCOUNTING PRONOUNCEMENTS

      The Company will adopt the following Statements of Financial Accounting Standards ("SFAS") in the year ending February 1, 1997.

      SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years that begin after December 15, 1995. Management has not yet determined the effect of SFAS No. 121 on the Company's financial position or results of operations.

      SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its consolidated financial statements for the year ending February 1, 1997 as allowed by SFAS No. 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     INDEX

                                                            Page

Independent Auditors' Report .............................   28

Consolidated Balance Sheets as of February 3, 1996
     and January 28, 1995 ................................   29

Consolidated Statements of Operations for
     the Fifty-three Weeks Ended February 3, 1996,
     the Fifty-two Weeks Ended January 28, 1995
     and the Year Ended December 31, 1993 ................   30

Consolidated Statements of Stockholders'
     Equity for the Fifty-three Weeks
     Ended February 3, 1996, the Fifty-two
     Weeks Ended January 28, 1995 and
     the Year Ended December 31, 1993 ....................   31

Consolidated Statements of Cash Flows for the
     Fifty-three Weeks Ended February 3, 1996,
     the Fifty-two Weeks Ended January 28, 1995
     and the Year Ended December 31, 1993 ................   32

Notes to Consolidated Financial Statements ...............   34

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

     We have audited the accompanying consolidated balance sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended January 28, 1995 and the year ended December 31, 1993. Our audits also included the financial statement schedule listed at
Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for the fifty-three weeks ended February 3, 1996, the fifty-two weeks ended January 28, 1995 and the year ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
March 25, 1996

                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                 February 3,  January 28,
                                                    1996         1995
                                                    ----         ----
      ASSETS
Current Assets:
Cash and cash equivalents                         $ 14,955    $ 28,212
Accounts receivable (net of allowance
 for doubtful accounts and sales returns of
 $702 and $5,630, respectively)                      5,855      12,156
Inventories                                         95,486     106,053
Other current assets                                   914       1,738
                                                  --------    --------

  Total current assets                             117,210     148,159
Property, net                                       25,943      29,639
Excess of cost over fair value of
  net assets acquired                                2,685       2,869
Other assets                                         7,335       6,085
                                                  --------    --------
                                                  $153,173    $186,752
                                                  ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                  $  6,043    $ 14,249
Accrued expenses                                     4,405      10,168
Senior notes payable
  classified as current                             10,000      35,000
                                                  --------    --------

Total current liabilities                           20,448      59,417
                                                  --------    --------

Long-term debt                                       7,500         ---
                                                  --------    --------
Commitments and Contingencies (Notes B and H)

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000
  shares authorized, 25,833,541 and
  25,741,991 shares issued and outstanding,
  respectively                                           3           3
Additional paid-in capital                         180,716     178,896
Accumulated deficit                                (54,099)    (50,657)
Foreign currency translation adjustment             (1,395)       (907)
                                                  --------    --------
                                                   125,225     127,335
                                                  --------    --------
                                                  $153,173    $186,752
                                                  ========    ========


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                 Fifty-three     Fifty-two
                                 Weeks Ended    Weeks Ended    Year Ended
                                 February 3,    January 28,   December 31,
                                    1996           1995           1993
                                    ----           ----           ----

Net sales                       $   254,004    $   305,685    $   275,177
Less:
  Effect of Sam's
  agreement (Note B)                    ---            ---         99,718
                                -----------    -----------    -----------
                                    254,004        305,685        175,459
                                -----------    -----------    -----------

Cost of sales                       199,579        255,725        243,350
Less:
  Effect of Sam's
  agreement (Note B)                    ---            ---         79,687
                                -----------    -----------    -----------
                                    199,579        255,725        163,663
                                -----------    -----------    -----------
Gross profit                         54,425         49,960         11,796

Store and warehouse
 operating and selling expenses      36,598         44,131         16,400
General and
 administrative expenses             17,694         21,744         27,871
Other charges (Note J)                  ---         47,773         10,217
Amortization expense                  1,129          2,427          2,181
Currency exchange loss                  597          5,474            ---
                                -----------    -----------    -----------
Operating loss                       (1,593)       (71,589)       (44,873)
Interest expense                     (3,196)        (3,534)        (3,195)
Interest and other income             1,477            419            635
                                -----------    -----------    -----------

Loss before income taxes             (3,312)       (74,704)       (47,433)
Income tax provision
  (benefit)                             130            353        (11,709)
                                -----------    -----------    -----------

Net loss                        $    (3,442)   $   (75,057)   $   (35,724)
                                ===========    ===========    ===========

Net loss per
 common share                   $      (.13)   $     (2.92)   $     (1.40)
                                ===========    ===========    ===========

Weighted average number
 of common shares                25,774,018     25,688,592     25,484,544
                                ===========    ===========    ===========


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands except share data)


                                                               Retained                              Foreign
                                 Common                        Earnings/                            Currency        Total
                                 Shares     Common  Paid-in   Accumulated  Treasury    Deferred    Translation  Stockholders'
                                 Issued     Stock   Capital     Deficit     Stock    Compensation   Adjustment      Equity
                                 ------     -----   -------     -------     -----    ------------   ----------      ------

Balance at December 31, 1992    26,553,664  $    3  $182,158  $    64,595  $ (8,468)      $(3,314)  $     -0-    $    234,974
 Purchase plan exercise             12,236               112                                                              112
 Exercise of options                37,580               323                                                              323
 Issuance of common stock           63,688               550                                                              550
 Stock bonus plan issuance         331,500             5,925                               (5,925)
 Repurchase of common stock                                                    (258)                                     (258)
 Retirement of treasury stock   (1,149,500)           (8,726)                 8,726
 401(K) Plan contribution            2,570                25                                                               25
 Amortization of deferred
  compensation                                                                              5,380                       5,380
 Net loss                                                         (35,724)                                            (35,724)
                               -----------  ------  --------  -----------  --------       -------   ---------   -------------

Balance at December 31, 1993    25,851,738       3   180,367       28,871       -0-        (3,859)        -0-         205,382
 Exercise of options                   500                 4                                                                4
 Amortization of deferred
  compensation                                                                                 86                          86
 Net loss                                                          (4,471)                                             (4,471)
                               -----------  ------  --------  -----------  --------       -------   ---------   -------------

Balance at January 30, 1994     25,852,238       3   180,371       24,400       -0-        (3,773)        -0-         201,001
 Purchase plan exercise             19,065                78                                                               78
 Issuance of common stock           63,688               990                                                              990
 Issuance of stock warrants                              826                                                              826
 Settlement of stock awards       (193,000)           (3,369)                               3,369
 Amortization of deferred
  compensation                                                                                404                         404
 Foreign currency
  translation adjustment                                                                                 (907)           (907)
 Net loss                                                         (75,057)                                            (75,057)
                               -----------  ------  --------  -----------  --------       -------   ---------   -------------

Balance at January 28, 1995     25,741,991       3   178,896      (50,657)      -0-           -0-        (907)   $    127,335
 Purchase plan exercise             35,372                71                                                               71
 Issuance of common stock           63,688               350                                                              350
 Issuance of stock warrants                            1,414                                                            1,414
 Foreign currency translation
  adjustment                                                                                             (488)           (488)
 401(K) Plan contribution            6,367                20                                                               20
 Purchase and retirement of
  common stock                     (13,877)              (35)                                                             (35)
 Net loss                                                          (3,442)                                -0-          (3,442)
                               -----------  ------  --------  -----------  --------       -------   ---------   -------------

Balance at February 3, 1996     25,833,541  $    3  $180,716  $   (54,099)  $   -0-       $   -0-   $  (1,395)  $     125,225
                               ===========  ======  ========  ===========  ========       =======   =========    ============


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                 Fifty-three   Fifty-two
                                 Weeks Ended  Weeks Ended   Year Ended
                                 February 3,  January 28,  December 31,
                                    1996         1995          1993
                                    ----         ----          ----
Cash flows from operating
 activities:
Cash received from customers     $   260,304  $   313,163  $    319,907
Cash paid to suppliers and
 employees                          (253,058)    (292,249)     (324,893)
Interest and other income
 received                              1,477          419           635
Interest paid                         (3,196)      (3,534)       (3,195)
Income taxes received                    506       14,348           499
                                 -----------  -----------  ------------
Net cash provided by (used in)
 operating activities                  6,033       32,147        (7,047)
                                 -----------  -----------  ------------

Cash flows used in investing
 activities:
Capital expenditures                  (1,826)      (6,316)      (12,611)
                                 -----------  -----------  ------------

Cash flows from financing
 activities:
Debt repayment                       (17,500)         ---           ---
Proceeds from exercise
 of options                              ---          ---           323
Proceeds from issuance of
 common stock                            ---          ---            25
Stock purchase plan                       71           78           112
Purchase and retirement of
 common stock                            (35)         ---          (258)
                                 -----------  -----------  ------------

Net cash (used in) provided by
 financing activities                (17,464)          78           202
                                 -----------  -----------  ------------
Net (decrease) increase in cash
 and cash equivalents                (13,257)      25,909       (19,456)
Cash and cash equivalents at
 beginning of year                    28,212        2,303        49,634
                                 -----------  -----------  ------------
Cash and cash equivalents at
 end of year                     $    14,955  $    28,212  $     30,178
                                 ===========  ===========  ============

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)
                                  (continued)


                                     Fifty-three   Fifty-two
                                     Weeks Ended  Weeks Ended   Year Ended
                                     February 3,  January 28,   December 31,
                                        1996         1995           1993
                                        ----         ----           ----

Reconciliation of net loss to
 net cash provided by (used
 in) operating activities:
Net loss                              $ (3,442)    $(75,057)     $(35,724)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
 Depreciation and amortization           8,704        9,147         7,210
 Goodwill write-off                        ---       23,795           ---
 Foreign currency translation
 adjustment                               (488)        (907)          ---
Stock compensation expense                 350          404         5,929
 (Increase) decrease in assets:
  Accounts receivable (net)              6,301        7,478        44,730
  Inventories                           10,567       79,306       (70,799)
  Other assets                          (1,990)      15,470         2,168

Increase (decrease) in liabilities:
 Accounts payable                       (8,206)     (10,430)        3,488
 Accrued expenses                       (5,763)       1,107         4,607
 Liability for inventory
  repurchased                              ---      (18,166)       33,426
 Deferred income taxes                     ---          ---        (2,082)
                                      --------     --------     ---------

Net cash provided by (used in)
 operating activities                 $  6,033     $ 32,147     $  (7,047)
                                      ========     ========     =========


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED
            FEBRUARY 3, 1996, JANUARY 28, 1995 AND DECEMBER 31, 1993

A. Nature of Business:

     The Company is principally engaged in the sale of jewelry, watches and other consumer products through leased departments in wholesale clubs and formerly through its own wholesale operations. During the fifty-three weeks ended February 3, 1996 ("Fiscal 1995"), the Company generated approximately 91% of its net sales from Sam's customers. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The significant change in the Company's business from being primarily a wholesale operation in years prior to the fifty-two weeks ended January 28, 1995 ("Fiscal 1994") to primarily a retail operation in Fiscal 1994 and Fiscal 1995 makes comparisons with historical operating results prior to Fiscal 1994 less meaningful.

B. Relationship with Sam's Wholesale Club:

    In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Wholesale Club ("Sam's") locations through February 1, 1999, later extended to February 1, 2001. Under the terms of the Agreement, the Company purchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets and is being amortized over the term of the Agreement. The unamortized amount as of February 3, 1996 and January 28, 1995 was approximately $4.7 million and $5.6 million, respectively. The Company pays Sam's a tenancy fee of 9% (9.25% prior to April 1994) of net sales.

     As a result of this new Agreement with Sam's, in 1993 the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which became subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings. In connection with the transition to become a fully-integrated retailer, Jan Bell also incurred approximately $6.0 million (included in "Other Charges" in 1993), including additional one-time charges for costs such as hiring and training personnel, systems implementation, other activities related to commencing operations under the new Agreement and the transition to primarily retail operations, and a valuation adjustment for certain inventory acquired which Sam's had purchased from other vendors.

     As of February 3, 1996, the Company operated leased departments in 437 Sam's locations.

      During Fiscal 1995, a dispute arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to certain claims by Sam's for credits for certain merchandise returns. The Company considers this matter to be in nature and magnitude outside the normal course of business. The total difference between the amount of credits that Sam's has claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

 C. Summary of Significant Accounting Policies:

      (1) Principles of Consolidation -- The consolidated financial
 Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      (2) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (3) Sales of Consignment Merchandise -- Income is recognized on the sale of consignment merchandise at such time as the merchandise is sold by the consignee.

      (4) Allowance for Sales Returns -- The Company generally gives its customers the right to return merchandise purchased by them and records an allowance at the time of sale for the amount of gross profit on estimated returns.

      (5) Hedging Activities -- The Company uses gold commodities futures contracts to hedge gold inventories. Commodity futures contracts are contracts for delayed delivery of commodities in which the seller agrees to make and the purchaser agrees to take delivery at a specified future date of a specified commodity, at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in commodity values and interest rates. Gains and losses on futures used to hedge gold inventories valued at cost are deferred and included in the determination of income upon disposition of such inventories. Gains and losses on futures contracts used to hedge gold inventories valued at market are included in the determination of income currently. At February 3, 1996 the Company had futures contracts maturing April 28, 1996 to sell 30,700 ounces of gold at various specified prices for an aggregate of $12.3 million. U.S. Treasury securities with a carrying value of $371,800 at February 3, 1996 are pledged to cover margin requirements under future contracts.

      (6) Inventories -- Inventories of precious and semi-precious stones and gem jewelry-related merchandise (and associated gold), watches, and other consumer products are valued at the lower of cost (first-in, first-out method) or market. The Company records reserves for lower of cost or market, damaged goods, and obsolete and slow-moving inventory.

      Inventories of gold jewelry-related merchandise, exclusive of the gold component of precious and semi-precious gem jewelry-related inventories, are valued principally at market, which includes adjustments for unrealized gains or losses.

      Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory.

      (7) Property -- Property is stated at cost and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

                               Estimated
      Asset                   Useful Life
      ----------------------  -----------
      Buildings                  30 years
      Furniture and fixtures      5 years
      Leasehold improvements      5 years
      Automobiles and trucks      3 years


      (8) Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and (b) operating loss and tax credit carryforwards.

      (9) Net Loss Per Common Share -- Net loss per common share is based upon the weighted average number of shares of common stock outstanding in each period, adjusted for the dilutive effects, if any, of options granted under the Company's option plans and outstanding warrants to purchase the Company's common stock.

      (10) Cash and Cash Equivalents -- The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

      (11) Cost in Excess of Fair Value of Assets Acquired ("Goodwill") -- The Company periodically evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill is being amortized on the straight line basis over 20 years. Accumulated amortization of these assets at February 3, 1996 and January 28, 1995 was approximately $.7 million and $.5 million, respectively.

      (12) Deferred Financing Costs - The Company amortizes deferred financing costs incurred in connection with its financing agreements over the related period. Such deferred costs are included in other assets.

      (13) Foreign Currency - Adjustments resulting from the translation of the accounts of foreign subsidiaries from their functional currency to the reporting currency are accumulated and reported in the foreign currency translation adjustment component of stockholders' equity. Exchange rate gains and losses on foreign currency transactions are reported as a currency exchange gain or loss in the consolidated statement of operations, except for intercompany transactions with subsidiaries that are of a long-term investment nature, which are reported in the same manner as translation adjustments.

      (14) Advertising costs are charged to expense as incurred. Advertising expense was $2.8 million, $2.4 million and $.7 million in Fiscal 1995, 1994 and 1993, respectively.

      (15) The Company will adopt the following Statements of Financial Accounting Standards ("SFAS") in the year ending February 1, 1997.

      SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. SFAS No. 121 is effective for fiscal years that begin after December 15, 1995. Management has not yet determined the effect of SFAS No. 121 on the Company's financial position or results of operations.

      SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its consolidated financial statements for the year ending February 1, 1997 as allowed by SFAS No. 123.

      (16) Reclassifications - Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

 D. Inventories:

    Inventories are summarized as follows:


                                            February 3,  January 28,
                                               1996         1995
                                               ----         ----
                                          (amounts shown in thousands)
Precious and semi-precious jewelry-related
  merchandise (and associated gold):
    Raw materials                           $   6,488     $  8,617
    Finished goods                             42,083       41,775
Gold jewelry-related merchandise:
    Raw materials                                   2            2
    Finished goods                             15,789       18,305
Watches                                        13,131       27,461
Other consumer products                        17,993        9,893
                                            ---------     --------
                                            $  95,486     $106,053
                                            =========     ========

 E. Property:

    The components of property are as follows:


                                  February 3,     January 28,
                                      1996            1995
                                      ----            ----
                                 (amounts shown in thousands)

Land                                $   4,171      $    4,171
Buildings                              10,792          10,758
Furniture and fixtures                 32,443          31,352
Leasehold improvements                  1,205             394
Automobiles and trucks                    528             546
                                    ---------      ----------
                                       49,139          47,221
Less accumulated depreciation         (23,196)        (17,582)
                                    ---------      ----------
                                    $  25,943      $   29,639
                                    =========      ==========


      Depreciation expense for the years ended February 3, 1996, January 28, 1995 and December 31, 1993 was approximately $5.7 million, $5.5 million and $4.6 million, respectively.

F. Financing Arrangements

      In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Interest was payable semi-annually, and principal payments of $6.5 million were due annually commencing April 1996, with a final principal payment of $9.0 million due in October 1999. The related agreement required the Company to maintain various financial ratios and covenants. During Fiscal 1994, the Company failed to comply with covenants specified in the agreement related to earnings and tangible net worth as of January 28, 1995. As discussed below, the agreement was substantially amended and the Company charged to expense the financing costs incurred in connection with the original agreement. As such, in Fiscal 1994, the senior notes were classified as a current liability.

      On May 31, 1995, the Company entered into an amended and restated senior note agreement that provides, among other things, for the Company to immediately prepay $8.5 million in principal amount of the notes. The notes as amended, (the "amended notes") mature on February 1, 1998, are secured and bear interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. In compliance with the agreement, an additional payment of $9 million was made February 1, 1996. Another principal payment in the amount of $10 million is payable on February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement.

On May 31, 1995 the Company replaced its previous revolving bank credit facility with a Working Capital Facility with GBFC, Inc. (an affiliate of Gordon Brothers, Inc.) and Foothill Capital Corporation which provides for a $30 million secured revolving bank credit facility. Availability under the Working Capital Facility is determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility terminates on May 31, 1997 and bears interest at an annual rate of The First National Bank of Boston's base rate plus 1.5%. The Company is required to pay a fee of $450,000 annually to the lenders and an administration fee of $11,000 monthly.

      Further, the Company granted to the noteholders warrants (the
"noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997 and 30% on July 31, 1997 if any obligations under the amended notes remain outstanding on such respective dates. Any vested noteholder warrants expire on May 1, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's voting common stock with exercise prices ranging from $3.25 to $4.00 per share. These warrants have been recorded at their estimated fair value on the date of grant and are included in deferred financing costs.

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

      Information concerning the Company's short-term borrowings follows:


                                 Fifty-three   Fifty-two
                                 Weeks Ended  Weeks Ended   Year Ended
                                 February 3,  January 28,  December 31,
                                    1996         1995          1993
                                    ----         ----          ----
                                      (dollars shown in thousands)
Maximum borrowings outstanding
  during the period                 $14,717      $39,750       $19,950
Average outstanding balance
  during the period                   1,162        9,239         5,607
Weighted average interest rate
  for the period                      10.25%        8.61%         6.00%


G. Income Taxes:

The significant items comprising the Company's net deferred taxes as of February 3, 1996 and January 28, 1995 are as follows:


                                                     February 3,       January 28,
                                                        1996              1995
                                                        ----              ----
                                                     (amounts shown in thousands)
Deferred Tax Liabilities:

  Difference between book and
    tax basis of property                              $  1,454        $ 2,047
  Other                                                     575            ---
                                                       --------        -------
                                                       $  2,029        $ 2,047
                                                       --------        -------
  Deferred Tax Assets:

  Sales returns and doubtful accounts
   allowances not currently deductible                      887          5,020
  Inventory reserves not currently deductible             1,918          5,482
  Federal net operating loss and tax
    credit carryforward                                  19,026         11,448
  State net operating loss carryforward                   4,291          3,268
    Other                                                   ---            620
                                                       --------        -------
                                                         26,122         25,838
                                                       --------        -------
  Valuation allowance                                    24,093         23,791
                                                       --------        -------

  Net Deferred Tax Asset/Liability                     $    ---        $   ---
                                                       ========        =======

                                       41

The components of loss before income taxes are as follows:


                             Fifty-three              Fifty-two
                             Weeks ended             Weeks Ended           Year Ended
                             February 3,              January 28,         December 31,
                                1996                    1995                  1993
                                ----                    ----                  ----
                                            (amounts shown in thousands)

    Domestic                  $  (702)                 $(70,650)             $(51,665)
    Foreign                    (2,610)                   (4,054)                4,232
                              -------                  --------              --------
                              $(3,312)                 $(74,704)             $(47,433)
                              =======                  ========              ========


The current and deferred income tax components of the provision (benefit) for income taxes consist of the following:


                       Fifty-three    Fifty-two
                       Weeks Ended   Weeks Ended   Year ended
                       February 3,   January 28,  December 31,
                          1996          1995          1993
                          ----          ----          ----
                             (amounts shown in thousands)
    Current:
       Federal          $  ---        $  ---       $ (10,170)
       State               ---           ---             ---
       Foreign             130           353             543
                        ------        ------       ---------
                           130           353          (9,627)
                        ------        ------       ---------

    Deferred:
       Federal             ---           ---          (1,778)
       State               ---           ---            (304)
                        ------        ------       ---------
                           ---           ---          (2,082)
                        ------        ------       ---------
                        $  130        $  353       $ (11,709)
                        ======        ======       =========

     The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:


                                  Fifty-three        Fifty-two
                                  Weeks Ended       Weeks Ended   Year Ended
                                  February 3,       January 28,   December 31,
                                     1996              1995         1993
                                     ----              ----         ----

Statutory rate                       35.0%             35.0%         35.0%

Benefit of graduated rates           (1.0)              ---          (1.0)

State taxes (net of federal benefit)  1.1               ---            .4

Tax effect of income from
  foreign subsidiaries              (31.1)              (.5)          1.9

Valuation allowance                  (9.1)            (35.0)        (14.4)

Other                                 1.2               ---           2.8
                                   ------            ------         -----
                                     (3.9%)             (.5%)        24.7%
                                   ======            ======         =====


      The Company has a Federal net operating loss carryforward of approximately $53.2 million and a state net operating loss carryforward of approximately $92.9 million. The Federal net operating loss carry forward expires beginning in 2008 through 2011 and the state net operating loss carry forward expires beginning in 1998 through 2011. The Company also has an alternative minimum tax credit carryforward of approximately $847,000 to offset future regular federal income taxes.

      At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The benefit to the Company amounted to approximately $0.7 million or $0.03 per share, $1.2 million or $0.05 per share, and $2.0 million or $0.08 per share, in Fiscal 1995, 1994 and 1993, respectively. The effect in the current year was not material. The "approved enterprise" tax benefit is available to EDI until the year 2000.

      The Company has not provided Federal and state income taxes on approximately $5.5 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at February 3, 1996 approximates $2.1 million exclusive of any benefit from utilization of foreign tax credits. At February 3, 1996, the Company has approximately

$2.0 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.

H. Commitments and Contingencies:

      (1) At February 3, 1996, under a licensing agreement, the Company is obligated to pay a minimum amount approximating $87,500 in 1996 and 1997.

      (2) In addition to the noteholder warrants discussed in Note F, the Company has warrants outstanding to purchase 700,000 shares of common stock. The warrants expire December 16, 1998 and have an exercise price of $24.70.

      (3) In connection with the acquisition of EDI in 1991, the Company entered into non-compete agreements with the prior owners which provide for the issuance of an aggregate of 317,881 shares of the Company's common stock over five years commencing August 1991. During Fiscal 1995, 1994 and 1993, 63,688 shares were issued each year.

      (4) The Company has non-cancelable leases for retail space in three locations through October, 2002. Minimum lease commitments subsequent to February 3, 1996 are as follows:


                         1996...........$  332,000
                         1997...........   324,000
                         1998...........   330,000
                         1999...........   343,000
                         2000...........   339,000
                         Thereafter.....   426,000
                                        ----------
                                        $2,094,000
                                        ==========


 I. Legal Proceedings:

      The Company is from time to time involved in litigation incident to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that any litigation currently pending to which the Company is a party will not have a material adverse effect on the Company's financial position and results of operations.

J. Other Charges

      The following is the composition of Other Charges in Fiscal 1994 (in thousands):


      Goodwill write-off (1)                  $23,795
      Losses on inventory liquidations (2)     20,428
      Severance and executive compensation
        settlements (3)                         2,985
      Other (4)                                   565
                                              -------
         Total                                $47,773
                                              =======


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

      In 1991 and 1992, the Company experienced increases in its watch business, with watches accounting for 34% and 38% respectively, of net sales. A significant portion of these sales increases occurred in promotional events at lower price points. In subsequent years, sales of watches decreased to 26% of net sales in 1993 and 22% in Fiscal 1994, with further decreases expected in the foreseeable future. These decreases, as well as the related decline in profitability from sales of watches were caused by a number of factors, including: (a) increased competition as watches at lower price points became increasingly available, resulting in higher levels of returns and lower gross margin; (b) marketing promotions of lower price point watches became ineffective; (c) private label and designer brand name watch programs with lower price points were unsuccessful; (d) efforts to expand the wholesale watch business were not successful; and (e) the inventory of watches became overstocked and the amount of watches in need of repair increased, resulting in increased costs. In addition, as discussed in Note B, in 1993 the Company became primarily a retailer, and now operates leased jewelry departments in all Sam's locations. During 1994, Sam's notified the Company that it wanted the Company to eliminate lower end watches from the departments, and to instead offer primarily recognized brands at higher price points.

      These circumstances caused an evaluation of the wholesale watch business in the latter half of 1994, and in the fourth quarter the Company made the decision to close its wholesale watch division and liquidate the related inventory as soon as practicable, resulting in significant inventory reserves as discussed below. All key personnel from Big Ben '90 left the Company by year end. The Company now sells primarily recognized brand watches at higher price points in the leased departments at Sam's. Also, while the Company will continue to purchase watches in parallel markets, the sources and styles of the merchandise purchased are different from those in Big Ben '90, and management has reduced the parallel markets as the primary source for watches.

      As a result of the events described above, as well as the decisions, actions and plans of management, the Company has not retained any of the valuable elements of the Big Ben '90 acquisition. Also, the Company projected, based on management's best estimate of future operating results for its watch business, that none of the remaining balance of Goodwill arising from the Big Ben '90 acquisition was recoverable. Accordingly, the remaining balance of such Goodwill of $23.8 million was written off as of January 28, 1995.

 (2) In the fourth quarter of 1994, the Company made the decision to sell certain inventory at significantly less than normal prices, resulting in an estimated net realizable value below the cost of such inventory. This decision was made (a) to liquidate the merchandise that was predominantly sold in the wholesale watch division which was being closed in order to focus management's attention on the Company's retail operations, and (b) to liquidate certain other inventory on an expedited basis in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements as discussed in Note F.

      As a result, the Company recorded losses of $17.7 million to reflect such inventory at its net realizable value. Additionally, the Company provided $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division.

 (3) In connection with the closing of the wholesale watch division, changes in executive management and the reduction in the number of personnel, the Company made payments to and provided for severance for terminated employees and the settlement of certain employment contracts, aggregating $2.7 million. Accrued expenses at
                                       46

January 28, 1995, included $1.6 million for such payments to be made after year end. In addition, cash payments of $0.8 million were made during the fourth quarter to buy-out the unvested portions of bonus stock awards, resulting in a $0.3 million charge to expense, and the related remaining amount of deferred compensation was eliminated by charging additional paid-in-capital.

      (4) As discussed in Note F, in Fiscal 1994 the Company did not comply with certain covenants in the agreements related to the senior notes payable and the bank credit facility, and financing costs of $2.3 million incurred primarily in connection with these original agreements were charged to expense. Additionally, the Company settled the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.

      Included in Other Charges in 1993 are the $6.0 million in charges discussed in Note B related to the Sam's agreement and retail transition. Also included are compensation costs of $4.2 million in connection with the departure of the former Chairman of the Board of Directors, consisting primarily of the acceleration of vesting of previously granted stock bonus awards and amounts due under his employment contract.

K. Stock Benefit Plans:

      The Company maintains various stock option, bonus and purchase plans for the benefit of its employees, officers, directors and certain third parties. A summary of the activity in the stock option plans is as follows:


                                           STOCK
                                        OPTION PLANS
                                 SHARES              PRICE
                                =========         ===========

Outstanding, December 31, 1993  1,871,189         $7.88-19.63
   Granted                         21,620         $9.00- 9.00
   Exercised                         (500)        $7.88- 7.88
   Expired/cancelled               (9,524)        $9.00-13.50
                                ---------         -----------

Outstanding, January 30, 1994   1,882,785         $7.88-19.63
   Granted                      2,302,210         $4.00- 6.25
   Exercised                          ---                 ---
   Expired/cancelled              (99,849)        $6.25-13.50
                                ---------         -----------

Outstanding, January 28, 1995   4,085,146         $4.00-19.63
   Granted                      1,628,300         $2.44- 3.63
   Exercised                          ---                 ---
   Expired/cancelled           (1,072,320)        $2.44-13.50
                                ---------         -----------

Outstanding, February 3, 1996   4,641,126         $2.44-19.63
                                =========         ===========

Shares reserved under the Plans 6,172,384
                                =========


      As of February 3, 1996, options to purchase 1,770,708 shares were exercisable.

      A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 35,372, 19,065 and 12,236 shares were issued during the years ended February 3, 1996, January 28, 1995 and December 31, 1993, respectively.

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

      (1) Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Expenses -- The carrying amounts of these items are a reasonable estimate of their fair values.

      (2) Long Term Debt -- The present value of the future principal and interest payments on the senior notes issued in October, 1992 is used to estimate fair value for this debt which is not quoted on an exchange. The notes have a net book value at February 3, 1996 and January 28, 1995 of $17.5 million and $35 million, respectively and are estimated to have a fair value at February 3, 1996 and January 28, 1995 of approximately $18.4 million and $37.6 million, respectively.

      (3) Gold Futures Contracts -- The fair value of gold futures contracts is the amount at which they could be settled, based on market prices on commodity exchanges. At February 3, 1996 and January 28, 1995, open gold futures contracts are included in the consolidated financial statements at their fair value which approximates $0.2 million and $0.3 million, respectively, both of which represent assets.

M. Change in Fiscal Year

      In 1994, the Company changed its fiscal year from December 31 to a retail 52/53 week fiscal year ending on the Saturday closest to the end of January. The first such fiscal year began on January 31, 1994 and ended on January 28, 1995. The following is condensed information regarding the consolidated results of operations and cash flows for the 30 day transition period of January 1, 1994 to January 30, 1994 (in thousands, except per share data):

    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


    Net sales                                         $   7,384
                                                      ---------
    Gross profit                                            689
                                                      ---------
    Net loss                                             (4,471)
                                                      ---------
    Net loss per common share                              (.17)
                                                      ---------

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

    Net cash (used in) operating activities           $ (27,469)
    Net cash (used in) investing activities                (408)
    Net cash provided by financing activities                 2
                                                      ---------

    Net decrease in Cash and Cash Equivalents           (27,875)
    Cash and Cash Equivalents at Beginning
       of Period                                         30,178
                                                      ---------

    Cash and Cash Equivalents at End of
       Period                                         $   2,303
                                                      ---------
    Reconciliation of Net Loss to Net Cash
       (Used In) Operating Activities:
       Net Loss                                       $  (4,471)
       Depreciation and amortization                        747
       (Increase) in current assets                      (4,180)
       (Decrease) in current liabilities                (19,565)
                                                      ---------


Net cash (used in) operating activities               $ (27,469)
                                                      =========


N. Selected Quarterly Financial Data (unaudited):

                                                       Fourteen Weeks
                          Thirteen Weeks Ended             Ended
                          --------------------         --------------
                          (In thousands, except per share data)
                       April 29,  July 29,  October 28,  February 3,
                         1995       1995       1995         1996
                       ---------  --------  -----------  -----------

Net Sales                $50,018   $55,452      $46,209     $102,325
Gross Profit               7,384    11,048       10,349       25,644
Net income (loss)         (5,775)   (1,886)      (2,933)       7,152
Net income (loss) per
 Common Share               (.22)     (.07)        (.11)         .28



                            Thirteen Weeks Ended
                            --------------------
                   (In thousands, except per share data)

                 May 1,   July 31,  October 30,  January 28,
                  1994      1994       1994         1995
                -------  --------  -----------  -----------

Net Sales       $63,010   $60,077      $68,588     $114,010
Gross Profit     10,089     9,714       10,628       19,529
Net (loss) (1)   (5,979)   (4,932)      (4,532)     (59,614)
Net (loss) per
 Common Share      (.23)     (.19)        (.18)       (2.32)


- ---------------------
 (1) Net loss for the thirteen weeks ended January 28, 1995, includes (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben '90 joint venture;
      (b) $17.7 million to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company closed, and certain other inventory in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million in payments to and provisions for severance for terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the unvested portions of bonus stock awards; and (d) $2.3 million in financing costs incurred primarily in connection with the original senior note agreement which was substantially amended and the bank credit facility which was effectively terminated, and recovery of previously accrued expenses of $1.7 million resulting from the settlement of the terminated lease department agreement with Pace Membership Warehouse, Inc.

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

Independent Auditors' Report.

Consolidated Balance Sheets - February 3, 1996 and January 28, 1995.

Consolidated Statements of Operations - Fifty-three Weeks Ended February 3,1996, Fifty-two Weeks Ended January 28, 1995, and the Year Ended December 31, 1993.

Consolidated Statements of Stockholders' Equity - Fifty-three Weeks Ended February 3, 1996, Fifty-two Weeks Ended January 28, 1995, and the Year Ended December 31, 1993.

Consolidated Statements of Cash Flows - Fifty-three Weeks Ended February 3, 1996, Fifty-two Weeks Ended January 28, 1995, and the Year Ended December 31, 1993.

(a)(2) Financial Statement Schedules. The following is the financial statement schedule filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-K:

EXHIBIT
Number    Description
- -------   -----------



   3.1 - Certificate of Incorporation. Incorporated by reference from Company's Form S-1 (No. 33-15347) declared effective in August 1987.

   3.2 - Bylaws. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

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

   4.2 - Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Company's Form 10-K filed in March 1991.

   4.3  - Jan Bell Marketing, Inc. Employee Stock Purchase Plan.
          Incorporated by reference from Company's Form 10-K filed in March
          1991.

   4.4 - Jan Bell Marketing, Inc. 1991 Stock Bonus Plan. Incorporated by reference from Company's Definitive Proxy Statement filed in April 1991.

   4.5 - Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Company's Definitive Proxy Statement filed in April 1993.

  10.1 - Employment Agreement dated May 15, 1994 between Joseph Pennacchio and the Company. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

  10.2 - Employment Agreement dated August 1, 1994 between Richard Bowers and the Company. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

  10.3 - Form of Indemnification Agreement. Incorporated by reference from Company's Form S-1 (No. 33-26947) declared effective in February 1989.

  10.6 - Agreement with Sam's dated July 19, 1993. Incorporated by reference from Company's 8-K filed in July 1993.

  10.7 - Amended and Restated Note Purchase Agreement dated May 31, 1995 between Jan Bell Marketing, Inc. and various Lenders. Incorporated by reference from Company's form 10-K/A filed in May 1995

  10.8 - Forbearance Agreement dated as of February 28, 1995 between the Company and the Noteholders named therein. Incorporated by reference from Company's 8-K filed in March 1995.

  10.9 - Addendum to Sam's Agreement dated July 19, 1993. Incorporated by reference from Company's 10-K filed in April 1994.

  10.10 - Loan and Security Agreement between GBFC, Inc. and JBM Retail Company, Inc. dated May 31,1995. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

  10.11 - Intercreditor Agreement dated May 31, 1995 among GBFC, Inc., Shawmut Bank Connecticut N.A. and Various Lenders. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

  10.12 - Warrant Agreement dated May 31, 1995 between the Company and
          Various Lenders. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

  10.13 - Warrant Agreement dated May 31, 1995 between the Company, GBFC,
          Inc. and Foothill Capital Corporation. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

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


  23.1 -  Consent of Deloitte & Touche LLP

  27   -  Financial Data Schedule.


(b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter ending February 3, 1996 as follows:

          None

                                  SCHEDULE II


                            JAN BELL MARKETING, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts shown in thousands)


                                          Charged to
                              Beginning   Costs and               Ending
Description                    Balance     Expenses   Deductions  Balance
- -----------                   ----------  ----------  ----------  -------

December 31, 1993
  Allowance for Doubtful
   Accounts                   $    230           594          74      750

  Allowance for Sales
Returns                       $  4,775        24,531      26,628    2,678

  Inventory Allowances        $    300         1,700         ---    2,000

January 28, 1995
  Allowance for Doubtful
   Accounts                   $    725            83         363      445

  Allowance for Sales
   Returns                    $  2,880        10,699       8,394    5,185

  Inventory Allowances        $  2,000        21,236       2,000   21,236

February 3, 1996
  Allowance for Doubtful
   Accounts                   $    445         4,252       3,995      702

  Allowance for Sales
   Returns                    $  5,185           643       5,828        0

  Inventory Allowances        $ 21,236         6,171      21,100    6,307



                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                     JAN BELL MARKETING, INC.


Date:  May 3, 1996                   By: /s/ Joseph Pennacchio
                                        ------------------------
                                        Joseph Pennacchio,
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE                    CAPACITY                     DATE
- ---------                    --------                     ----
/s/ Isaac Arguetty
- --------------------         Chairman of the Board        5/3/96
Isaac Arguetty

/s/ Joseph Pennacchio
- --------------------         Director and Chief           5/3/96
Joseph Pennacchio            Executive Officer
                             (Principal Executive
                             Officer)
/s/ John Burden
- --------------------         Director                     5/3/96
John Burden

/s/ Chaim Edelstein
- --------------------         Director                     5/3/96
Chaim Edelstein

/s/ Sidney Feltenstein
- --------------------         Director                     5/3/96
Sidney Feltenstein

/s/ Dean Groussman
- --------------------         Director                     5/3/96
Dean Groussman

/s/ Tom Epstein
- --------------------         Director                     5/3/96
Tom Epstein

/s/ Haim Bashan
- --------------------         Director                     5/3/96
Haim Bashan

/s/ David Boudreau
- --------------------         Senior Vice President of     5/3/96
David Boudreau               Finance & Treasurer



                               INDEX TO EXHIBITS



EXHIBIT                                                           SEQUENTIALLY
Number      Description                                           NUMBERED PAGE
- -------     -------------                                         -------------

            SEE PAGE _______ FOR A COMPLETE LIST OF EXHIBITS FILED,
                    INCLUDING EXHIBITS INCORPORATED BY REFERENCE
                         FROM PREVIOUSLY FILED DOCUMENTS.

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

23.1        Consent of Deloitte & Touche LLP

27          Financial Data Schedule (for SEC use only)