Form 10-K/A
period 1996-02-03
JAN BELL MARKETING INC
filed 1996-05-31
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                  TO
                                       ----------------     ----------------

                         COMMISSION FILE NUMBER 1-9647

                            JAN BELL MARKETING, INC.
                            ------------------------

             (Exact name of registrant as specified in its charter)


           Delaware                                     59-2290953
- -------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                              13801 NW 14th Street
                             Sunrise, Florida 33323
               -------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

     YES / X /                                          NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      /  /

     Documents Incorporated by Reference:  None

The following items of the Registrant's Form 10-K for the year ended February 3, 1996 are hereby amended to read in their entirety as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information Regarding Directors and Executive Officers

     The names of the directors and executive officers and certain information about them are set forth below.


                                                                              DIRECTOR
       NAME          AGE                 PRINCIPAL OCCUPATION                  SINCE
       ----          ---                 --------------------                  -----

Isaac Arguetty        50  Chairman of the Board and Chief Executive             1994
                          Officer of Jan Bell and Director of Delheim and
                          Worchester PLC

Haim Bashan           48  Director and President of Regal Diamonds and          1995
                          Exclusive Diamonds

John Burden           59  Director and Partner in Retail Options,Inc.           1994

Chaim Edelstein       53  Director and Chairman of the Board of                 1994
                          Hills Stores Company

Thomas Epstein        39  Director, Private Investor and Financial Consultant   1995

Sidney Feltenstein    55  Director and Chairman, CEO and                        1994
                          President of A & W International

Dean Groussman        57  Director and Chief Executive Officer and              1994
                          Chairman of the Board of White Rose Crafts
                          and Nursery, Inc.

Peter Offermann       51  Director and Executive Vice President and             1996
                          Chief Financial Officer of TLC Beatrice Holdings

Richard Bowers        44  Senior Executive Vice President,
                          General Counsel and Secretary


     The following sets forth certain biographical information with respect to each of the foregoing persons.

     ISAAC ARGUETTY

     Mr. Arguetty was a co-founder, the Executive Vice President and a Director of the Company and its predecessors from 1983 until December 1990, Chairman of the Board of Directors from July 1987 to January 1990, and Co-Chairman of the Board of Directors from January 1990 until December 1990. From 1991 through the present, Mr. Arguetty has been a Director with Delheim and Worchester PLC, a U.K. based international finance company. In May 1994, he rejoined the Company as Co-Chairman of the Board and is the current chairman. In May 1996, Mr. Arguetty became CEO of the Company.


     HAIM BASHAN

     Since 1990 Mr. Bashan has been the President of Regal Diamonds and Exclusive Diamonds, subsidiaries of the Company. Mr. Bashan became a director of the Company in November 1995.

     JOHN BURDEN

     Mr. Burden is currently a partner in Retail Options, Inc.. Prior to such time, Mr. Burden commenced employment with Federated Department Stores in 1971, where he served as Chairman of Federated Department Stores and Allied Department Stores from 1988 through 1990. Mr. Burden is a director of Chaus, Inc. and Carson Pirie Scott, Inc.


     CHAIM EDELSTEIN

     Mr. Edelstein commenced employment with Abraham & Strauss in 1978, where he was the Chairman and Chief Executive Officer from 1985 through 1994. Prior to 1978, Mr. Edelstein was with Hecht & Co. (a division of May Department Stores). In addition to being a retail consultant, Mr. Edelstein currently serves as the Chairman of the Board of Hills Stores Company and a director of Carson Pirie Scott, Inc.


     THOMAS EPSTEIN

     Mr. Epstein has been a private investor and financial consultant since 1990 and has been a consultant to the Company since February 1995. Mr. Epstein was affiliated with Zaleski, Sherwood & CO., Inc. from April 1986 to September 1990. From 1980 to 1986, Mr. Epstein was employed by Bankers Trust Company in various capacities, including Vice President. Mr. Epstein is a director of Sun Television and Appliances, Inc.


     SIDNEY FELTENSTEIN

     Mr. Feltenstein has been a Director of the Company since 1994. He is currently the Chairman, CEO and President of A&W International, Inc. Prior to such time, Mr. Feltenstein was the Executive Vice President and Chief Marketing Officer of Burger King Corporation from 1991 to 1993. Prior to that time, he was employed by Dunkin Donuts, Inc., where he was Senior Vice President and Chief Marketing Officer from 1979 to 1991.


     DEAN GROUSSMAN

     Mr. Groussman was the Chairman, President and Chief Executive Officer with Zale Corporation from September 1992 to August 1993. Mr. Groussman was with Canadian Tire Corporation serving as Chief Executive Officer and President from 1985 to 1992. From 1979 to 1985, Mr. Groussman was the President and Chief Operating Officer of various Zale Corporation divisions. Mr. Groussman was Vice President and General Merchandising Manager for Venture Stores, Inc. from 1969 to 1979 and with Target Stores, Inc. from 1964 to 1969. Mr. Groussman currently serves as Chairman of the Board and CEO of White Rose Crafts & Nursery, Inc. and a director of CompUSA, Inc., Sportstown, Inc. and Ackland Limited.


     PETER OFFERMANN

     Peter Offermann has been Executive Vice President and Chief Financial Officer of TLC Beatrice since December 1994. Since May 1994, Mr. Offermann has been the President of Offermann Financial, Inc., a financial consulting firm. From 1968 through May 1994, he served in a number of positions with Bankers Trust Company and its affiliates, including as Managing Director of BT Investment Partners, Inc. from October 1992 through May 1994, Managing Director of BT Securities Corporation from October 1991 through October 1992, and Managing Director of Bankers Trust Company from 1986 through 1991.

     RICHARD BOWERS

     Mr. Bowers has been the Senior Executive Vice President and General Counsel of Jan Bell since May 1991 and Secretary since September 1992. Prior to such time, he was engaged in the private practice of law with the firm of Gaston & Snow.


        COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934

     The Company believes that during Fiscal 1995 its officers and directors complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except Mr. Edelstein did not timely file one report reflecting the purchase by his minor son of 110 shares on November 21, 1995.


ITEM 11.  EXECUTIVE COMPENSATION.

                           Compensation of Directors

     Directors who are not employees of the Company receive compensation of $20,000 per year plus reimbursement of reasonable expenses for attending meetings and automatically receive options to purchase at an exercise price equal to the market price on the grant date 20,000 voting common shares on the date of their initial election and 10,000 each year thereafter on January 1. Such options are exercisable in full six months after the grant date and until two years after a person ceases to be a director. Directors who are employees of the Company do not receive additional compensation for services as a director. Mr. Arguetty and Mr. Edelstein have agreed to waive their entitlement to the cash compensation and options payable to directors who are not employees.

                       Compensation of Executive Officers

     The following table sets forth certain information regarding compensation paid by the Company to each of the five most highly compensated officers and one additional departed executive of the Company during the fiscal year ending February 3, 1996:


                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                          ----------------------
                                              ANNUAL COMPENSATION                 AWARDS
                                -----------------------------------       ----------------------
                                                               OTHER       RESTRICTED
                                                               ANNUAL        STOCK                    ALL OTHER
                                 FISCAL    SALARY    BONUS   COMPENSATION   AWARDS(1)   OPTIONS    COMPENSATION(2)
NAME AND PRINCIPAL POSITION       YEAR      ($)       ($)        ($)           ($)        (#)            ($)
- ------------------------------  --------  --------  ---------  ---------  ----------  ----------  ---------------

Joseph Pennacchio               1995      $540,000         0   N/A(3)            0     276,000       $15,000
 Former CEO (5)                 1994       359,307         0   N/A               0     360,000        65,000(4)


Peter Hayes                     1995      $153,837         0   N/A               0           0       995,000(6)
 Former President (6)           1994       375,000         0   N/A               0     330,000(5)    145,500(4)


Richard Bowers                  1995      $240,000         0   N/A               0           0        15,408
 Senior Executive Vice          1994       269,175         0   N/A               0           0       540,408(7)
 President, General             1993       292,186         0   N/A         697,125      75,000        13,790
 Counsel and Secretary


Tom Kerins                      1995      $135,500         0   N/A               0      50,000        95,917(8)
 Senior Vice President
 of Merchandising

                                       4



David Boudreau                  1995      $123,500         0   N/A               0      50,000         9,810
 Senior Vice President          1994       123,500         0   N/A               0           0         9,810
 of Finance and Treasurer       1993       120,000    35,000   N/A               0           0         9,810


Jeffrey Weiss                   1995      $120,000         0   N/A               0      35,000        14,500
 Senior Vice President          1994       120,000         0   N/A               0           0        14,500
 of Distribution                1993       120,000    25,000   N/A               0           0        14,500


     (1) Dividends (if any) will be paid on restricted stock. The aggregate number of shares of restricted stock and their value at fiscal year-end ($2.94 per share) is as follows: Richard Bowers - 5,130 shares, $15,082.
     (2) Except as otherwise explained, the amounts set forth in this column for each individual represent payments of annual premiums by the Company for whole life insurance policies provided to executive officers.
     (3)    Entries marked "n/a" represent information which is not reportable.
     (4) Represents for each person annual premiums of $15,000 for whole life insurance policies and fixed bonuses and payments regarding commencement of employment and relocation.
     (5) Mr. Pennacchio resigned as CEO, President and a director on May 6, 1996, and the Company is negotiating his contractual severance.
     (6) Mr. Hayes resigned as President and director on April 30, 1995. All options were cancelled and he received cash of $995,000 as a contractual severance payment.
     (7) Represents $15,408 for annual premium for whole life insurance policy and $525,000 as consideration for entering into new employment agreement and waiving substantial and material rights available under previous agreement.
     (8) Represents $35,000 as a fixed bonus regarding commencement of employment and $60,917 as relocation reimbursement.


     Mr. Pennacchio joined the Company in May 1994 and was employed as the Chief Executive Officer and President. Mr. Pennacchio and the Company agreed to his termination of employment and resignation as a director in May 1996, and the Company is negotiating his contractual severance.

     Mr. Bowers is employed as the Senior Executive Vice President and General Counsel until August 1, 1999. Mr. Bowers receives a base annual salary of $250,000 (subject to annual adjustment to reflect increases in the consumer price index) with a discretionary annual bonus of up to $100,000.00. The agreement allows Jan Bell to terminate his employment for cause without termination benefits or without cause upon payment of the base salary and annual bonus for the remaining term of the agreement with acceleration of outstanding options and vesting of bonus stock. Mr. Bowers may terminate the agreement on the same terms as a termination by Jan Bell without cause following a change in control, the takeover, merger or acquisition of Jan Bell or a sale of substantially all of Jan Bell's assets, or the failure to appoint him as Senior Executive Vice President and General Counsel.

     Mr. Kerins is employed as the Senior Vice President of Special Events and Promotions until September 26, 1997 at a base annual salary of $135,000 with a discretionary bonus not to exceed $54,000. The agreement allows the Company to terminate the employment of Mr. Kerins for cause without termination benefits or without cause upon payment of $67,500 and acceleration of outstanding options.

     Mr. Boudreau is employed as the Senior Vice President of Finance and Treasurer until May 9, 1997 at a base annual salary of $140,000 with a discretionary bonus not to exceed $56,000. The agreement allows the Company to terminate the employment of Mr. Boudreau for cause without termination benefits or without cause upon payment of the greater of 12 months base salary or the base salary for the remaining employment term and acceleration of outstanding options.

     Mr. Weiss is employed as the Senior Vice President of Distribution until August 17, 1998 at a base annual salary of $135,000 with a discretionary bonus not to exceed $54,000. The agreement allows the Company to terminate the employment of Mr. Weiss for cause without termination benefits or without cause upon payment of $135,000 and acceleration of outstanding options.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding stock options granted to the named officers in the fiscal year ended February 3, 1996. In addition, in accordance with SEC rules there are shown the hypothetical gains or "option spreads" that would exist for the respective options.



                        INDIVIDUAL GRANTS
- -----------------------------------------------------------------
                         Number of    Percent  of Total
                         Securities     Options/SARs                            Potential Realizable Value at Assumed
                         Underlying      Granted to      Exercise                    Annual Rates of Stock Price
                        Options/SARs      Employees      or Base                   Appreciation For Option Term (3)
                        Granted (1)       in Fiscal      Price(2)  Expiration  ----------------------------------------
Name                         (#)            Year          ($/Sh)      Date              5%($)               10%($)
- ----------------------  ------------  -----------------  --------  ----------  -------------------  -------------------
Joseph Pennacchio
  May 4, 1995                150,000         9.2%         2.6250    5/4/05          248,062.50           626,062.50
  August 11, 1995            126,000         7.7%         2.4375    8/11/05         193,488.75           488,328.75
Tom Kerins
  May 4, 1995                 20,000         1.2%         2.6250    5/4/05           33,075.00            83,475.00
  August 11, 1995             30,000         1.8%         2.4375    8/11/05          46,068.75           116,268.75
David Boudreau
  May 4, 1995                 20,000         1.2%         2.6250    5/4/05           33,075.00            83,475.00
  August 11, 1995             30,000         1.8%         2.4375    8/11/05          46,088.75           116,268.75
Jeff  Weiss
  May 4, 1995                 10,000          .6%         2.6250    5/4/05           16,537.50            41,737.50
  August 11, 1995             25,000         1.5%         2.4375    8/11/05          38,390.62            96,890.62

____________________
     (1) No SAR's were granted in 1995. Individual option grants become exercisable in installments over a three year period subject to the attainment of certain Company financial performance standards. Options can become immediately exercisable upon the occurrence of certain corporate events, including a change in control of the Company or delivery of written notice of a stockholder's meeting to consider a merger, sale of assets or similar reorganization. All options granted in 1995 have ten year terms.
     (2) All grants were made at or above 100% of fair market value as of the date of grant.
     (3) The dollar amounts under these columns are the result of calculations using the February 3, 1996 closing market price of $2.94 per share at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to optionees is possible without an increase in stock price, which will benefit all shareholders commensurately.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

     The following table shows stock option exercises by named officers in Fiscal 1995, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and non-exercisable stock options as of February 3, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of $2.94 per share of common stock.

                                               NUMBER OF SECURITIES    VALUE OF
                                                   UNDERLYING         UNEXERCISED
                                                   UNEXERCISED        IN-THE-MONEY
                                                  OPTIONS/SARS        OPTIONS/SARS
                                                    AT FISCAL          AT FISCAL
                        SHARES                     YEAR-END(#)        YEAR-END($)
                       ACQUIRED     VALUE      --------------------  -------------
                     ON EXERCISE  REALIZED(1)      EXERCISABLE/      EXERCISABLE/
NAME                     (#)          ($)          UNEXERCISABLE     UNEXERCISABLE
- -------------------  -----------  -----------  --------------------  -------------
Joseph Pennacchio          0           0           72,000 / 564,000    0 / 111,315
Richard W. Bowers          0           0          190,000 / 0          0 / 0
Tom Kerins                 0           0           15,000 / 80,000     0 / 79,075
David Boudreau             0           0           83,434 / 56,666     0 / 79,075
Jeff Weiss                 0           0           58,625 / 41,666     0 / 15,762

_______________

(1)   Fair market value of shares at exercise minus the exercise price.

                               PERFORMANCE GRAPH

     The graph below compares the five year cumulative total return for Jan Bell stock with the cumulative total return of the Amex Market Value Stock Index and the S&P Retail Specialty Index. The graph assumes $100 invested on December 31, 1990 in Jan Bell stock and $100 invested at that time in each of the indexes. The comparison assumes that dividends are reinvested.

               COMPARISON OF 61 MONTH CUMULATIVE TOTAL RETURN*
          AMONG JAN BELL MARKETING, INC. THE AMEX MARKET VALUE INDEX
                 AND THE S & P RETAIL STORES-SPECIALTY INDEX

                                                                  Cumulative Total Return
                                                 -----------------------------------------------------
                                                 12/90     12/91     12/92     12/93     1/95     1/96
Jan Bell Marketing Inc            JBM            100       200       289       134        43        38

AMEX MARKET VALUE                 LAMX           100       128       130       155       141       180

S & P RETL STRS (SPECIALTY)       IRSS           100       152       203       203       193       180


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information regarding the compensation and benefits provided to the Company's Chief Executive Officer ("CEO") and the four other most highly compensated executive officers during Fiscal 1995. The disclosure requirements for these individuals (the "named executive officers") includes the use of tables and a report explaining the rationale and considerations regarding the executive compensation decisions affecting those individuals. In fulfillment of these requirements, the Compensation Committee consisting of Mr. Burden and Mr. Feltenstein has prepared the following report. The Compensation Committee is composed entirely of directors who have never been employees of the Company.


                            COMPENSATION PHILOSOPHY

     This report reflects the Company's compensation philosophy as endorsed by the Board of Directors and the Committee and resulting actions taken by the Company. With regard to compensation actions affecting the CEO Mr. Pennacchio, the Committee acts as the approving body.

                  Executive compensation has been designed to:


  - Support a pay for performance policy that provides compensation amounts based both on overall corporate results and individual performance;

  - Motivate executives to achieve business initiatives and reward them for their achievement;

  - Provide total compensation opportunities which allow the Company to compete for and retain talented results oriented executives who will contribute to the Company's short-term and long-term success; and

  - Align the interests of executives with the long-term interests of stockholders through award opportunities based on stock performance.

     At present, executive compensation is comprised of base salary, annual bonus cash incentive opportunities based on subjective analysis, and long-term incentive opportunities in the form of grants of stock options.

     As an executive's level of responsibility increases, a greater portion of his or her potential total compensation opportunity is generally based on performance incentives and less on base salary, causing greater variability in the individual's absolute compensation level from year-to-year. Incentive compensation (all pay other than base salary) comprises a significant compensation opportunity and is tied to the Company's short term earnings and long term stock performance.

     In reviewing or administering the individual elements of executive compensation, the Company and the Committee strive to balance short and long-term incentive objectives and utilize prudent judgment in reviewing performance matters and incentive payments. While the Company has not yet established a policy with respect to qualifying compensation paid to executive officers for deductibility under new Internal Revenue Code provisions relating to over $1 million compensation packages, the Company is continuing to review the regulations and will generally seek to structure compensation to provide for maximum deductibility, recognizing that there may be circumstances in which the Company's interests are best served otherwise.

                          ANNUAL COMPENSATION PROGRAM

     Annual total cash compensation for senior management consists of base salary and discretionary bonuses of up to 40% of base salary. Accordingly, total annual cash compensation varies each year based on achievement of Company performance and profitability and a subjective evaluation of each executive's contribution to that performance. Base salaries for the named executive officers are set forth in employment agreements and were not changed in Fiscal 1995.

               No discretionary bonuses were paid in Fiscal 1995.

                   LONG-TERM INCENTIVES -- STOCK OPTION PLAN

     The Company's Stock Option Plan is designed to align a significant portion of the named executive compensation with shareholder interests. In determining the number of options to be awarded, the amount and terms of options previously granted are generally not considered. The stock options are a right to purchase shares of common stock generally over a ten-year period at the fair market value per share as of the date the option is granted and vesting in increments over a three year period, so the options provide value to the recipient only when the stock price increases above the option grant price and the option has become exercisable. The vesting and exercisability of options granted to the named executives are subject to the Company achieving certain profitability levels in each year.

     The Committee has typically granted stock options on an annual basis to executive officers pursuant to shareholder approved plans as well as options at the time an executive commences employment. The Committee granted options in Fiscal 1995 to the named executives as set forth on page 6 of this filing.
The particular allocation for each person including the CEO was determined in relation to management level and a subjective assessment of individual performance.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S
BOARD OF DIRECTORS: JOHN BURDEN AND SIDNEY FELTENSTEIN.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of May 24, 1996, the following table sets forth the beneficial ownership of voting common stock of the Company by each director, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the voting common stock:


                                            SHARES OF COMMON STOCK
                                              BENEFICIALLY OWNED
                                              ------------------
                                                         PERCENT OF
                                           NUMBER OF       SHARES
             NAME AND ADDRESS (1)           SHARES     OUTSTANDING(1)
             --------------------         -----------  --------------
             Isaac Arguetty(2) .........    492,500         1.9%
             Chaim Edelstein(3) ........    144,610          .6%
             Dean Groussman(4) .........     70,000          .3%
             Thomas Epstein (5) ........     42,500          .2%
             John W. Burden(6) .........     90,000          .3%
             Sidney J. Feltenstein(7) ..     50.000          .2%
             Haim Bashan (8) ...........    246,200         1.0%

                                                                   SHARES OF COMMON STOCK
                                                                     BENEFICIALLY OWNED
                                                                     ------------------
                                                                                      PERCENT OF
                                                              NUMBER OF                SHARES
    NAME AND ADDRESS (1)                                       SHARES               OUTSTANDING(1)
    --------------------                                       ------               --------------

    Eliahu Ben Shmuel(9) ..............................       1,455,750                 5.7%
     1000 Island Blvd #2006
     Miami, FL 33160

    Marbella Resources, Ltd(10) .......................       1,635,588                 6.3%
     Tropical Isle Building
     Wickhams Cay, Road Town
     Tortola, British Virgin Islands

    Cumberland Associates (11).........................       1,562,600                 6.1%
     1114 Avenue of the Americas
     New York, NY  10036

    Tweedy, Browne Company L.P. & Group (12)...........       1,319,900                 5.1%
     52 Vanderbilt Avenue
     New York, NY  10017

    Dimensional Fund Advisors Inc. (13)................       1,348,500                 5.2%
     1299 Ocean Avenue  11th fl
     Santa Monica, CA    90401

 All executive officers and directors as a group
 (9 persons) (14)  ....................................       1,437,036                 5.7%


- ---------------


   (1) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his or her name.
   (2) Includes options to purchase 380,000 shares. Does not include shares of common stock registered in the name of Marbella Resources Limited, wholly owned by the Amid Trust, of which Mr. Arguetty's family has beneficial interests, but with respect to which Mr. Arguetty is not a beneficiary and has no voting or dispositive power. See footnote (10) below.
   (3)    Includes options to purchase 110,000 shares.
   (4)    Includes options to purchase 30,000 shares.
   (5)    Includes options to purchase 42,500 shares.
   (6)    Includes options to purchase 30,000 shares.
   (7)    Includes options to purchase 30,000 shares.
   (8)    Includes options to purchase 140,667 shares.
   (9)    Includes 146,800 shares held in the Ben Shmuel 1992 Charitable
Unitrust.
  (10) Marbella Resources Limited reports that as of May 1, 1996 it owned 1,635,588 shares.
  (11) Cumberland reported this ownership to the Company on September 13, 1995.
  (12) Tweedy, Browne reported this ownership to the Company on January 12, 1996.
  (13) Dimensional reported this ownership to the Company on February 9, 1996.
  (14) Includes 1,185,935 shares issuable upon the exercise of stock options for all executive officers and directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has from time to time engaged the services of Dr. Anthony Armstrong, an employee of Delheim & Worcester, a U.K. based international finance company, to perform certain financial consulting services. Dr. Armstrong's services have consisted primarily of preparing merchandising and inventory reports and sales sensitivity analyses. Mr. Arguetty serves as a director to and is principal shareholder of Delheim & Worcester. During the fiscal year ended February 3, 1996, fees paid by the Company to Delheim & Worcester totalled

$201,966. The Company believes that the terms of the arrangement with Delheim & Worcester are no less favorable than those that could be obtained from an unaffiliated third party for comparable services.

     Mr. Epstein has served as a financial and investment banking consultant to the Company since February 1995. Under his present consulting arrangement which is terminable at will by either party, Mr. Epstein receives $5,000 each month and reimbursement of reasonable expenses. During the fiscal year ended February 3, 1996, Mr. Epstein received a total of $90,000 for his consulting services.

     Effective as of the time that Mr. Arguetty was appointed the Co-Chairman of the Board in May 1994, the Company entered into an agreement with Mr. Arguetty to pay him $150,000 annually and to reimburse him for his reasonable expenses in performing his duties. On August 11, 1995, Mr. Arguetty was granted options to purchase 90,000 shares at a price of $2.4375 per share, which was the fair market value of such shares on such date. The options generally become vested and exercisable in equal installments as of the first three fiscal year ends after the date of grant; provided that no vesting shall occur unless certain goals as to Company performance for the relevent fiscal years are achieved.

     The Company has engaged Mr. Edelstein to perform certain consulting services for the Company, primarily relating to retail expansion. Mr. Edelstein is to be paid $2,500 per day for his services, subject to an annual cap of $150,000. During the fiscal year ended February 3, 1996, Mr. Edelstein received a total of $128,750 for his consulting services. On May 4, 1995, Mr. Edelstein was granted options under the Company's Stock Option Plan to purchase 270,000 common shares at a price of $2.63 per share, which was the fair market value of such shares on such date. On August 11, 1995, Mr. Edelstein was granted options to purchase 72,000 shares at a price of $2.4375 per share, which was the fair market value of such shares on such date. The options generally become vested and exercisable in equal installments as of the first three fiscal year ends after the date of grant, provided that the consulting arrangement remains in effect, and provided, further, that no vesting shall occur unless certain goals as to Company performance for the relevant fiscal years are achieved. The Company believes that the terms of the arrangement with Mr. Edelstein are no less favorable than those that could be obtained from an unaffiliated third party for comparable services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JAN BELL MARKETING, INC.


DATE:  May 29, 1996                   BY: /s/ David Boudreau
                                          ------------------------
                                          David Boudreau,
                                          Senior Vice President of
                                          Finance and Treasurer