Form 10-Q
period 1996-05-04
JAN BELL MARKETING INC
filed 1996-06-18
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Thirteen Weeks Ended May 4, 1996

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

                                 (954) 846-2705
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  25,838,424 COMMON SHARES ($.0001 PAR VALUE)
                               AS OF MAY 23, 1996

                                   FORM 10-Q
                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED MAY 4, 1996


                               TABLE OF CONTENTS

                               -----------------


PART I:  FINANCIAL INFORMATION                                          PAGE NO.
     Item 1. Consolidated Financial Statements

             A. Consolidated Balance Sheets .............................. 3
             B. Consolidated Statements of Operations .................... 4
             C. Consolidated Statements of Cash Flows .................... 5
             D. Notes to Consolidated Financial Statements ............... 6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 8


  PART II: OTHER INFORMATION

        Items 1, 2, 3, 4, 5 and 6 have been omitted because they are not applicable with respect to the current reporting period.

                         PART I:  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                           May 4,         February 3,
                                            1996             1996
                                         -----------------------------
                                         (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                 $ 18,843          $ 14,955
Accounts receivable, net                     4,159             5,855
Inventories                                 99,448            95,486
Other current assets                           692               914
                                          --------          --------
  Total current assets                     123,142           117,210
Property, net                               24,817            25,943
Goodwill                                     2,639             2,685
Other assets                                 6,899             7,335
                                          --------          --------
                                          $157,497          $153,173
                                          ========          ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                          $ 13,486          $  6,043
Accrued expenses                             6,207             4,405
Long-term debt, current portion             10,000            10,000
                                          --------          --------
  Total current liabilities               $ 29,693          $ 20,448

Long-term debt                               7,500             7,500

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
 50,000,000 shares authorized,
 25,838,424 and 25,833,541 shares
 issued and outstanding                          3                 3
Additional paid-in capital                 180,860           180,716
Accumulated deficit                        (59,170)          (54,099)
Foreign currency translation
 adjustment                                 (1,389)           (1,395)
                                          --------          --------
                                           120,304           125,225
                                          --------          --------
                                          $157,497          $153,173
                                          ========          ========

                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                        Thirteen Weeks    Thirteen Weeks
                                                            Ended              Ended
                                                         May 4, 1996      April 29, 1995
                                                        -------------     --------------
                                                                 (Unaudited)

Net sales                                              $    47,449       $    50,018

Cost of sales and
  occupancy costs                                           37,739            42,635
                                                       -----------       -----------
Gross profit                                                 9,710             7,383

Store and warehouse
  operating and selling expenses                             7,811             7,747
General and administrative expenses                          2,760             3,041
Other charges                                                1,866               ---
Depreciation and amortization                                2,226             1,753
Currency exchange loss                                           5               566
                                                       -----------       -----------

Operating loss                                              (4,958)           (5,724)
Interest and other income                                      390               610
Interest expense                                               527               537
                                                       -----------       -----------
Loss before income taxes                                    (5,095)           (5,651)
Income taxes (benefit)                                         (24)              123
                                                       -----------       -----------
Net loss                                               $    (5,071)      $    (5,774)
                                                       ===========       ===========

Net loss per common share                              $     (0.20)      $     (0.22)

Weighted average shares  outstanding                    25,838,424        25,743,390

                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                                              Thirteen Weeks     Thirteen Weeks
                                                                   Ended              Ended
                                                               May 4, 1996       April 29, 1995
                                                               -------------     --------------
                                                                         (Unaudited)

Cash flows from operating activities:
 Cash received from customers                                   $ 49,145             $  53,278
 Cash paid to suppliers and employees                            (45,012)              (62,663)
 Interest and other income received                                  390                   610
 Interest paid                                                      (527)                 (537)
 Income taxes refunded                                                24                   389

Net cash provided by (used in) operating activities                4,020                (8,923)

Cash flows from investing activities:
 Capital expenditures                                               (132)                 (154)
                                                                --------             ---------
Net cash (used in) investing activities                             (132)                 (154)
                                                                --------             ---------
Cash flows from financing activities:
 Stock purchase plan payments withheld                               ---                    19
                                                                --------             ---------
Net cash provided by financing activities                            ---                    19
                                                                --------             ---------
Net increase (decrease) in cash and cash equivalents               3,888                (9,058)
Cash and cash equivalents at beginning of period                  14,955                28,212
                                                                --------             ---------
Cash and cash equivalents at end of period                      $ 18,843             $  19,154
                                                                ========             =========
Reconciliation of net loss to net cash provided by (used
 in) operating activities:
Net loss                                                        $ (5,071)            $  (5,774)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                     2,226                 1,753
 Foreign currency translation adjustment                               5                  (197)
 (Increase) Decrease in assets:
  Accounts receivable (net)                                        1,696                 3,258
  Inventories                                                     (3,962)               (6,338)
  Other                                                             (119)                  256
Increase (Decrease) in liabilities:
  Accounts payable                                                 7,443                  (378)
  Accrued expenses                                                 1,802                (1,503)
                                                                --------             ---------
Net cash provided by (used in) operating activities             $  4,020             $  (8,923)
                                                                ========             =========


               See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.  Unaudited Financial Statements

     The Company's financial statements for the thirteen week periods ended May 4, 1996 and April 29, 1995 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 4, 1996 and April 29, 1995 are not necessarily indicative of annual results because of the seasonality of the Company's business.

     Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

     The accompanying financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 3, 1996.

B.  Relationship with Sam's Wholesale Club

     The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen weeks ended May 4, 1996, approximately 91% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

     During Fiscal 1995, a dispute arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to certain claims by Sam's for credits for certain merchandise returns. The Company considers this matter to be in nature and magnitude outside the normal course of business.
The total difference between the amount of credits that Sam's originally claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no final resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


C.  Inventories:

     Inventories are summarized as follows:


                                                 May 4,         February 3,
                                                  1996             1996
                                                  ----             ----
                                                (Amounts shown in thousands)

  Precious and semi-precious gem jewelry-
   related merchandise (and associated gold):
   Raw materials                                 $ 7,102         $ 6,488
   Finished goods                                 39,991          42,083
  Gold jewelry-related merchandise:
   Raw materials                                       2               2
   Finished goods                                 16,456          15,789
  Watches                                         14,572          13,131
  Other consumer products                         21,325          17,993
                                                 -------         -------
                                                 $99,448         $95,486
                                                 =======         =======


D.  Income Taxes

     The Company's provision (benefit) for income taxes for 1996 and 1995 is related to the operations of foreign subsidiaries. Federal and state tax benefits have not been recognized for the domestic loss for 1996 and 1995 due to the fact that all loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

E.  Other Charges

     Other charges represent a provision for severance payments to the Company's former President and CEO. On June 14, 1996, the Company reached a final agreement with this executive for such payments totaling $2.0 million.

ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report.

     The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen weeks ended May 4, 1996, approximately 91% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

     In late 1994 as part of the Fiscal 1995 planning process, management and the Board of Directors reviewed the Fiscal 1994 results of all lines of business and their attendant cost structures. This process resulted in the closing of all of the Company's domestic manufacturing operations; the reduction of corporate and field staff levels; the reduction of operational expenses and redesigning of merchandising programs to better manage retail sales gross profit and replenishment functions; and the closing of the Company's unprofitable wholesale watch division.

     Results of operations for the thirteen weeks ended May 4, 1996 continue to reflect the implementation of these decisions in expense savings at all levels. The Company also put in place merchandise strategies and selection that allowed the Company to achieve higher gross margins in its leased departments. In addition, emphasis on cash management and inventory control systems has allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's efforts to reduce and better balance its inventory levels has resulted in improved inventory turns and reduced average inventory requirements.

     Net sales were $47.4 million for the thirteen weeks ended May 4, 1996 compared to $50.0 million for the thirteen weeks ended April 29, 1995. The decline in sales in Fiscal 1996 reflects primarily the closing of the wholesale division. Net sales in the retail locations for the thirteen weeks ended May 4, 1996 were $43.9 million compared to $39.1 million for the thirteen weeks ended April 29, 1995. Comparable retail sales for the thirteen weeks ended May 4, 1996 were $42.7 million compared to $38.9 million for the thirteen weeks ended April 29, 1995.

     Gross profit was $9.7 million or 20.5% of net sales for the thirteen weeks ended May 4, 1996 compared to $7.4 million or 14.8% of net sales for the thirteen weeks ended April 29, 1995. The increase in gross profit as a percentage of net sales was primarily attributable to margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin gem, gold and watch products in place of other lower margin products and categories.

     Management recognizes that continued improvement in net sales must be achieved for the Company to return to profitability.

     Store and warehouse operating and selling expenses were $7.8 million for the thirteen weeks ended May 4, 1996 compared to $7.7 million for the thirteen weeks ended April 29, 1995. The incremental increase in these expenses for the thirteen weeks ended May 4, 1996 compared to the thirteen weeks ended April 29, 1995 is primarily attributable to the timing of advertising expenses recorded in connection with Mother's Day sales promotions.

     General and administrative expenses were $2.8 million for the thirteen weeks ended May 4, 1996 compared to $3.0 million for the thirteen weeks ended April 29, 1995. The decrease in these expenses for the thirteen weeks ended May 4, 1996 compared to the thirteen weeks ended April 29, 1995 is primarily attributable to the Company's continued efforts to reduce corporate overhead expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Company incurred other charges of $1.9 million for the thirteen weeks ended May 4, 1996 which represent a provision for severance payments to the Company's former President and Chief Executive Officer. On June 14, 1996, the Company reached a final agreement with this executive for such payments totaling $2.0 million.

     The increase in depreciation and amortization expense to $2.2 million for the thirteen weeks ended May 4, 1996 from $1.8 million for the thirteen weeks ended April 29, 1995 is primarily a result of the amortization of finance costs incurred in connection with the working capital facility obtained on May 31, 1995.

     The instability of the Mexican peso during Fiscal 1995 resulted in a currency exchange loss of $566,000 for the thirteen weeks ended April 29, 1995. For the thirteen weeks ended May 4, 1996 the currency exchange loss was $5,000.

     On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will continue to evaluate as possible long term sources of additional revenue growth. The Company currently is unable to determine the impact of these potential stand-alone jewelry operations on its future operating results or capital requirements.

     The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen weeks ended May 4, 1996 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of May 4, 1996, cash and cash equivalents totaled $18.8 million, an increase of $3.9 million from February 3, 1996 which resulted primarily from the timing of vendor payments for inventory. The Company had no short-term borrowings under its working capital facility outstanding as of May 4, 1996.

     The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen weeks ended May 4, 1996, the inventory increase of $4.0 million reflected a build up in anticipation of Mother's Day sales.

     For the remainder of Fiscal 1996, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in retail inventory. Capital expenditures for Fiscal 1996 are projected not to exceed $6 million.

     The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

     The Company believes that its cash on hand, projected cash from operations and availability under the Working Capital Facility will be sufficient to meet its debt service requirements and anticipated working capital and capital expenditure needs for the remainder of Fiscal 1996. There can be no assurance that the Company's future operating results will be sufficient to sustain such debt service and working capital needs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

FUTURE OPERATING RESULTS

     The future operating results of the Company may be affected by a number of factors, including without limitation the following:

     The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. For the thirteen weeks ended May 4, 1996, sales through Sam's accounted for approximately 91% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

     During Fiscal 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and a 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will evaluate as possible long term sources of additional revenue growth. The Company currently is unable to determine the impact of these potential stand-alone jewelry operations on its future operating results or capital requirements.

     In 1992, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances with the Club Aurrera, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. Due to the peso devaluation, the Company's sales by its Mexican subsidiary were significantly lower in 1995 than in 1994 reflecting the overall reduction in the Mexican consumer's disposable income. In this marketplace, the Company faces the risk of foreign currency fluctuations, local economic and political conditions and competitors.

     The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased.
With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship with Sam's and the Company's business. The opening and success of the leased locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail programs and concepts, and the ability of the Company to manage the leased operations and future expansion and hire and train personnel.

     The Company purchases diamonds and other gemstones directly in international markets located in Tel Aviv, New York, Antwerp and elsewhere.
The Company seeks to meet its diamond requirements with purchases on a systemic basis throughout the year. Hedging is not available with respect to possible fluctuations in the price of gemstones. If such fluctuations should be unusually large or rapid and result in prolonged higher or lower prices, there is no assurance that the necessary price adjustments could be made quickly enough to prevent the Company from being adversely affected. Further, the continued availability of diamonds to the Company is dependent, to some degree, upon the political and economic situation in South Africa and Russia, which have been unstable. Several other countries also are major suppliers of diamonds, including Botswana and Zaire. In the event of an interruption of diamond supplies, or a material or prolonged reduction in the world supply of finished diamonds, the Company could be adversely affected.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Although purchases of several critical raw materials, notably gold and gemstones, are made from a limited number of sources, the Company believes that there are numerous alternative sources for all raw materials used in the manufacture of its finished jewelry, and the failure of any principal supplier would not have a material adverse effect on operations. Any changes in foreign or domestic laws and policies affecting international trade may have a material adverse effect on the availability or price on the diamonds, other gemstones, precious metals and non-jewelry products purchased by the Company. Because supplies of parallel marketed products are not always readily available, it can be a difficult process to match the customer demand to market availability.

     The Company utilizes the services of independent suppliers and customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamonds and other raw materials from foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply, although the cost of certain products may increase or their availability may be lessened.

     The agreements related to the Company's amended senior notes and the Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit the payment of dividends.
There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

                           PART II: OTHER INFORMATION

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

                                             JAN BELL MARKETING, INC.
                                      -------------------------------------
                                                 (Registrant)



                                     By:       /s/ David P. Boudreau
                                        -----------------------------------
                                                 David P. Boudreau
                                          Senior Vice President of Finance
                                                   and Treasurer


Date: June 18, 1996
      -------------