Form 10-Q
period 1996-08-03
JAN BELL MARKETING INC
filed 1996-09-17
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Thirteen Weeks Ended August 3, 1996

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

                 13801 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
          --------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (954) 846-2776
                                 --------------
              (Registrant's telephone number, including area code)

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

                 25,875,725 COMMON SHARES ($.0001 PAR VALUE)
                          AS OF SEPTEMBER 15, 1996

                                  FORM 10-Q
                              QUARTERLY REPORT

                     THIRTEEN WEEKS ENDED AUGUST 3, 1996


                               TABLE OF CONTENTS

                                ---------------



PART I: FINANCIAL INFORMATION                                                            PAGE NO.
    Item 1. Consolidated Financial Statements

         A. Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .  3
         B. Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . .  4
         C. Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .  6
         D. Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  7

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . .  9


PART II: OTHER INFORMATION

    Items 1, 2 and 3 have been omitted because they are not applicable with respect to the current reporting period.

    Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . 13
    Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . 13


                         PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                   August 3,       February 3,
                                                      1996            1996
                                                  -----------      -----------
                                                  (Unaudited)

                                    ASSETS




CURRENT ASSETS:

Cash and cash equivalents                           $  9,934       $ 14,955
Accounts receivable, net                               4,874          5,855
Inventories                                           89,981         95,486
Other current assets                                   1,232            914
                                                    --------       --------
  Total current assets                               106,021        117,210
Property, net                                         23,596         25,943
Goodwill                                               2,593          2,685
Other assets                                           5,678          7,335
                                                    --------       --------
                                                    $137,888       $153,173
                                                    ========       ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:

Accounts payable                                    $ 13,246       $  6,043
Accrued expenses                                       4,052          4,405
Short-term borrowings                                  2,100             -
Long-term debt, current portion                           -          10,000
                                                    --------       --------
   Total current liabilities                          19,398         20,448

Long-term debt                                             -          7,500

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
 50,000,000 shares authorized,
 25,875,725 and 25,833,541 shares
 issued and outstanding, respectively                      3              3
Additional paid-in capital                           180,374        180,716
Accumulated deficit                                  (60,347)       (54,099)
Foreign currency translation adjustment               (1,540)        (1,395)
                                                    --------       --------
                                                     118,490        125,225
                                                    --------       --------
                                                    $137,888       $153,173
                                                    ========       ========


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                              Thirteen Weeks   Thirteen Weeks
                                                   Ended           Ended
                                              August 3, 1996   July 29, 1995
                                              --------------   --------------
                                                         (Unaudited)
Net sales                                     $    55,152        $    55,452

Cost of sales and
 occupancy costs                                   43,060             44,404
                                              -----------        -----------
Gross profit                                       12,092             11,048

Store and warehouse
 operating and selling expenses                     7,776              7,663
General and administrative expenses                 2,348              2,843
Other charges                                         777                ---
Depreciation and amortization                       2,251              1,998
Currency exchange (gain)/loss                         (10)                70
                                              -----------        -----------

Operating loss                                     (1,050)            (1,526)
Interest and other income                             359                343
Interest expense                                      457                740
                                              -----------        -----------

Loss before income taxes                           (1,148)            (1,923)
Income taxes (benefit)                                 29                (37)
                                              -----------        -----------

Net loss                                      $    (1,177)       $    (1,886)
                                              ===========        ===========

Net loss per common share                     $     (0.05)       $     (0.07)

Weighted average shares outstanding            25,844,226         25,739,343





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                              Twenty-Six Weeks  Twenty-Six Weeks
                                                    Ended             Ended
                                               August 3, 1996     July 29, 1995
                                              ----------------  ---------------
                                                           (Unaudited)
Net sales                                       $   102,602        $   105,471

Cost of sales and
 occupancy costs                                     80,799             87,039
                                                -----------        -----------
Gross profit                                         21,803             18,432

Store and warehouse
 operating and selling expenses                      15,587             15,412
General and administrative expenses                   5,109              5,883
Other charges                                         2,643                ---
Depreciation and amortization                         4,477              3,751
Currency exchange (gain)/loss                            (5)               636
                                                -----------        -----------

Operating loss                                       (6,008)            (7,250)
Interest and other income                               749                952
Interest expense                                        984              1,277
                                                -----------        -----------

Loss before income taxes                             (6,243)            (7,575)
Income taxes                                              5                 86
                                                -----------        -----------

Net loss                                        $    (6,248)       $    (7,661)
                                                ===========        ===========

Net loss per common share                       $     (0.24)       $     (0.30)

Weighted average shares outstanding              25,841,325         25,741,366


                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                        Twenty-Six Weeks      Twenty-Six Weeks
                                                             Ended                 Ended
                                                         August 3, 1996        July 29, 1995
                                                         ---------------       --------------
                                                                     (Unaudited)
Cash flows from operating activities:
 Cash received from customers                              $ 103,583             $ 111,966
 Cash paid to suppliers and employees                        (92,768)             (120,508)
 Interest and other income received                              749                   952
 Interest paid                                                  (984)               (1,277)
 Income taxes (paid) refunded                                     (5)                  361
                                                           ---------             ---------

Net cash provided by (used in) operating activities           10,575                (8,506)
                                                           ---------             ---------

Cash flows from investing activities:
  Capital expenditures                                          (296)                 (385)
                                                           ---------             ---------
Net cash used in investing activities                           (296)                 (385)
                                                           ---------             ---------

Cash flows from financing activities:
 Net borrowings under line of credit                           2,100                    -
 Debt repayment                                              (17,500)               (8,500)
 Other                                                           100                    19
                                                           ---------             ---------
Net cash used in financing activities                        (15,300)              ( 8,481)
                                                           ---------             ---------
Net decrease in cash and cash equivalents                     (5,021)              (17,372)
Cash and cash equivalents at beginning of period              14,955                28,212
                                                           ---------             ---------
Cash and cash equivalents at end of period                 $   9,934             $  10,840
                                                           =========             =========

Reconciliation of net loss to net cash provided by
  (used in) operating activities:
Net loss                                                   $  (6,248)            $  (3,751)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                4,477                 3,751
  Foreign currency translation adjustment                       (145)                  109
  (Increase) Decrease in assets:
   Accounts receivable (net)                                     981                 6,495
   Inventories                                                 5,505                (3,625)
   Other                                                        (844)               (1,538)
  Increase (Decrease) in liabilities:
   Accounts payable                                            7,203                 2,773
   Accrued expenses                                             (353)               (8,810)
                                                           ---------             ---------
Net cash provided by (used in) operating activities        $  10,575             $  (8,506)
                                                           =========             =========





                See notes to consolidated financial statements.

                          JAN BELL MARKETING, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


A. Unaudited Financial Statements

         The Company's financial statements for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

         The accompanying financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 3, 1996.

B. Relationship with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and twenty-six weeks ended August 3, 1996, approximately 93% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

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

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


C. Inventories:

         Inventories are summarized as follows:

                                                    August 3,      February 3,
                                                       1996            1996
                                                       ----            ----
                                                   (Amounts shown in thousands)
Precious and semi-precious gem jewelry-
 related merchandise (and associated gold):
  Raw materials                                       $ 7,073         $ 6,488
  Finished goods                                       38,798          42,083
Gold jewelry-related merchandise:
  Raw materials                                             2               2
  Finished goods                                       13,723          15,789
Watches                                                12,186          13,131
Other consumer products                                18,199          17,993
                                                      -------         -------
                                                      $89,981         $95,486
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

E. Financing Arrangements

                 On July 15, 1996 the Company amended its working capital facility with GBFC, Inc./Foothill Capital Corporation increasing the amount available to $40 million from $30 million and extending the term to May 31, 1998. The amended interest rate of any borrowings is generally prime plus one quarter of one percent. Upon closing of this Amendment, the Company prepaid the $17.5 million due its senior noteholders.

F. Other Charges

                 Other charges of $777,000 and $2.6 million for the thirteen and twenty-six weeks ended August 3, 1996 represent severance payments to the Company's former President and Chief Executive Officer, $147,000 of which was incurred in the thirteen weeks ended August 3, 1996 and a write-off of $630,000 of financing costs in connection with the Company's pay-off of senior noteholders, also in the thirteen weeks ended August 3, 1996.

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

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995, approximately 93% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

         Net sales were $55.2 million and $102.6 million for the thirteen and twenty-six week periods ended August 3, 1996 compared to $55.5 million and $105.5 million for the thirteen and twenty-six week periods ended July 29, 1995. The decline in sales in Fiscal 1996 reflects primarily the closing of the wholesale division. Net sales in the retail locations for the thirteen and twenty-six week periods ended August 3, 1996 were $51.9 million and $95.8 million compared to $50.4 million and $89.6 million for the thirteen and twenty-six week periods ended July 29, 1995. Comparable retail sales for locations open for more than one year for the thirteen and twenty-six week periods ended August 3, 1996 were $51.0 million and $93.7 million compared to $49.7 million and $88.6 million for the thirteen and twenty-six week periods ended July 29, 1995.

         Gross profit was $12.1 million or 21.9% of net sales for the thirteen weeks ended August 3, 1996 compared to $11.0 million or 19.9% of net sales for the thirteen weeks ended July 29, 1995. Gross profit was $21.8 million or 21.3% of net sales for the twenty-six weeks ended August 3, 1996 compared to $18.4 million or 17.5% of net sales for the twenty-six weeks ended July 29, 1995. The increase in gross profit as a percentage of net sales was primarily attributable to margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin gem, gold and watch products in place of other lower margin products and categories.

         Management recognizes that continued improvement in net sales must be achieved for the Company to return to profitability.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

         Store and warehouse operating and selling expenses were $7.8 million and $15.6 million for the thirteen and twenty-six weeks ended August 3, 1996 compared to $7.7 million and $15.4 million for the thirteen and twenty-six weeks ended July 29,1995. The incremental increase in these expenses for the thirteen and twenty-six weeks ended August 3, 1996 compared to the thirteen and twenty-six weeks ended July 29, 1996 is consistent with the increase in retail sales.

         General and administrative expenses were $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended August 3, 1996 compared to $2.8 million and $5.9 million for the thirteen and twenty-six weeks ended July 29, 1995. The decrease in these expenses is primarily attributable to the Company's continued efforts to reduce corporate overhead expenses.

         Other charges of $777,000 and $2.6 million for the thirteen and twenty-six weeks ended August 3, 1996 represent severance payments to the Company's former President and Chief Executive Officer, $147,000 of which was incurred in the thirteen weeks ended August 3, 1996 and a write-off of $630,000 of financing costs in connection with the Company's pay- off of senior noteholders, also in the thirteen weeks ended August 3, 1996.

         The increase in depreciation and amortization expense to $2.3 million and $4.5 million for the thirteen and twenty-six weeks ended August 3, 1996 from $2.0 million and $3.8 million for the thirteen and twenty-six weeks ended July 29, 1995 is primarily a result of the amortization of finance costs incurred in connection with the working capital facility.

         The instability of the Mexican peso during Fiscal 1995 resulted in a currency exchange loss of $70,000 and $636,000 for the thirteen and twenty-six weeks ended July 29, 1995. Greater stability during 1996 resulted in a gain of $10,000 and $5,000 for the thirteen and twenty-six weeks ended August 3, 1996.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and twenty-six weeks ended August 3, 1996 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On July 15, 1996 the Company amended its working capital facility with GBFC, Inc./Foothill Capital Corporation increasing the amount available to $40 million from $30 million and extending the term to May 31, 1998. The amended interest rate of any borrowings is generally prime plus one quarter of one percent. Upon closing of this Amendment, the Company prepaid the $17.5 million due its senior noteholders.

         As of August 3, 1996, cash and cash equivalents totaled $9.9 million, a decrease of $5.0 million from February 3, 1996 which resulted primarily from the payoff of senior notes, partially offset by cash generated from operations of $10.6 million. The Company had $2.1 million in short-term borrowings under its working capital facility outstanding as of August 3, 1996 which was repaid by August 9, 1996.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen and twenty-six weeks ended August 3, 1996, the inventory decrease of $5.5 million reflects the Company's continued efforts to reduce and better balance its inventory levels.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

         For the remainder of Fiscal 1996, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in inventory. Capital expenditures for Fiscal 1996 are projected not to exceed $6 million.

         The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

         The Company believes that its cash on hand, projected cash from operations and availability under the Working Capital Facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1996. There can be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

FUTURE OPERATING RESULTS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. For the thirteen and twenty-six weeks ended August 3, 1996, sales through Sam's accounted for approximately 93% and 92% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

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

         The agreements related to the Company's Working Capital
Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

                         PART II: OTHER INFORMATION

ITEM 4

                       SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

         The Annual Meeting of Shareholders was held August 20, 1996. The Shareholders of the Company elected as directors Haim Bashan, Gregg Bedol and Robert G. Robison to serve terms expiring in 1999. The election of directors by the Shareholders was by the following votes:


                  DIRECTOR                  FOR              WITHHELD
                  --------                  ---              --------
                  Haim Bashan               21,513,398         589,808
                  Gregg Bedol               20,066,445       2,036,761
                  Robert G. Robison         20,107,273       1,995,933

         The following are directors whose term of office continued after the Annual Meeting: Isaac Arguetty, Chaim Edelstein, Peter Offermann, Thomas Epstein and Sidney Feltenstein.

         The Shareholders ratified Amendments to the Certificate of Incorporation by a vote of 14,679,501 shares in favor, 1,330,287 against, 109,899 shares abstaining and 5,983,519 shares broker non-voting.

         The Shareholders also ratified Deloitte & Touche LLP as independent accountants of the Company for the fiscal year ending February 1, 1997 by a vote of 21,932,549 in favor, 87,558 shares against and 83,099 shares abstaining.

ITEM 5.
                               OTHER INFORMATION

         On July 15, 1996 the Company amended its working capital facility with GBFC, Inc./Foothill Capital Corporation increasing the amount available to $40 million from $30 million and extending the term to May 31, 1998. The amended interest rate of any borrowings is generally prime plus one quarter of one percent. Upon closing of this Amendment, the Company prepaid the $17.5 million due its senior noteholders.


ITEM 6.

                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

10.14     Third Amendment to Loan and Security Agreement.
27        Financial Data Schedule (for SEC use only)

(b)
          Reports on Form 8-K. None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JAN BELL MARKETING, INC.
                                   -------------------------------------
                                               (Registrant)


Date: September 17, 1996            By:         DAVID P. BOUDREAU
      ------------------                ----------------------------------
                                        Senior Vice President of Finance
                                                and Treasurer