Form 10-Q
period 1996-11-02
JAN BELL MARKETING INC
filed 1996-12-17
CIK 817946

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended November 2, 1996


                          COMMISSION FILE NUMBER 1-9647


                            JAN BELL MARKETING, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                        59-2290953
(State of Incorporation)                    (IRS Employer Identification No.)

                 13801 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
              (Address of principal executive offices) (Zip Code)

                                 (954) 846-2776
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     25,875,725 COMMON SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 13, 1996

===============================================================================

                                    FORM 10-Q
                                QUARTERLY REPORT

                      THIRTEEN WEEKS ENDED NOVEMBER 2, 1996


                                TABLE OF CONTENTS

                                -----------------



PART I:  FINANCIAL INFORMATION                                                                         PAGE NO.

         Item 1. Consolidated Financial Statements
                  A. Consolidated Balance Sheets......................................................   3
                  B. Consolidated Statements of Operations............................................   4
                  C. Consolidated Statements of Cash Flows............................................   6
                  D. Notes to Consolidated Financial Statements.......................................   7

         Item 2. Management's Discussion and Analysis of  Financial
                   Condition and Results of Operations................................................   9


PART II: OTHER INFORMATION

         Items 1, 3, 4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 2. Changes in Securities................................................................  13
         Item 6.   Exhibits and Reports on Form 8-K...................................................  13

                          PART I: FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                         November 2,         February 3,
                                                            1996              1996
                                                       -------------        ------------
                                                                  (Unaudited)
                                          ASSETS
CURRENT ASSETS:

Cash and cash equivalents                              $  7,081              $ 14,955
Accounts receivable, net                                  4,617                 5,855
Inventories                                             103,193                95,486
Other current assets                                      1,572                   914
                                                       --------              --------
    Total current assets                                116,463               117,210
Property, net                                            24,038                25,943
Goodwill                                                  2,959                 2,685
Other assets                                              4,677                 7,335
                                                       --------              --------
                                                       $148,137              $153,173
                                                       ========              ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

Accounts payable                                       $ 27,916              $  6,043
Accrued expenses                                          4,944                 4,405
Long-term debt, current portion                            --                  10,000
                                                       --------              --------
     Total current liabilities                           32,860                20,448

Long-term debt                                             --                   7,500

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,875,725 and 25,833,541 shares
  issued and outstanding, respectively                        3                     3
Additional paid-in capital                              180,415               180,716
Accumulated deficit                                     (63,257)              (54,099)
Foreign currency translation adjustment                  (1,884)               (1,395)
                                                       --------              --------
                                                        115,277               125,225
                                                       --------              --------
                                                       $148,137              $153,173
                                                       ========              ========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                        Thirteen Weeks        Thirteen Weeks
                                                            Ended                 Ended
                                                       November 2, 1996     October 28, 1995
                                                       ----------------     -----------------
                                                                      (Unaudited)
Net sales                                              $   44,706            $   46,209

Cost of sales and
  occupancy costs                                          34,846                35,860
                                                       ----------            ----------
Gross profit                                                9,860                10,349

Store and warehouse
  operating and selling expenses                            7,628                 7,887
General and administrative expenses                         3,256                 2,530
Depreciation and amortization                               2,006                 2,211
Currency exchange gain                                        (11)                  (37)
                                                       ----------            ----------

Operating loss                                             (3,019)               (2,242)
Interest and other income                                     203                   246
Interest expense                                               14                   913
                                                       ----------            ----------

Loss before income taxes                                   (2,830)               (2,909)
Income taxes                                                   80                    24
                                                       ----------            ----------


Net loss                                               $   (2,910)           $   (2,933)
                                                       ==========            ==========

Net loss per common share                              $    (0.11)           $    (0.11)

Weighted average shares outstanding                    25,875,725            25,756,464








                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                         Thirty-Nine            Thirty-Nine
                                                            Weeks                  Weeks
                                                            Ended                  Ended
                                                       November 2, 1996        October 28, 1995
                                                     ---------------------    -------------------
                                                                      (Unaudited)
Net sales                                              $  147,308            $  151,681

Cost of sales and
  occupancy costs                                         115,646               122,899
                                                       ----------            ----------
Gross profit                                               31,662                28,782

Store and warehouse
  operating and selling expenses                           23,215                23,300
General and administrative expenses                         8,365                 8,413
Other charges                                               2,643                  --
Depreciation and amortization                               6,482                 5,962
Currency exchange (gain)/loss                                 (16)                  599
                                                       ----------            ----------

Operating loss                                             (9,027)               (9,492)
Interest and other income                                     952                 1,198
Interest expense                                              998                 2,190
                                                       ----------            ----------

Loss before income taxes                                   (9,073)              (10,484)
Income taxes                                                   85                   110
                                                       ----------            ----------

Net loss                                               $   (9,158)           $  (10,594)
                                                       ==========            ==========

Net loss per common share                              $    (0.35)           $    (0.41)

Weighted average shares outstanding                    25,852,733            25,746,399




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                                               Thirty-Nine Weeks       Thirty-Nine Weeks
                                                                     Ended                  Ended
                                                               November 2, 1996        October 28, 1995
                                                             ----------------------    -------------------
                                                                              (Unaudited)
Cash flows from operating activities:
Cash received from customers                                     $  148,546            $  159,360
Cash paid to suppliers and employees                               (136,168)             (173,048)
Interest and other income received                                      952                 1,198
Interest paid                                                          (998)               (2,190)
Income taxes (paid) refunded                                            (85)                  417
                                                                 ----------            ----------
                                                                                              (85)

Net cash provided by (used in) operating activities                  12,247               (14,263)
                                                                 ----------            ----------

Cash flows from investing activities:
   Capital expenditures                                              (2,221)                 (639)
   Acquisition of Manhattan Diamond stores                             (500)                    -
                                                                 ----------            ----------
   Net cash used in investing activities                             (2,721)                 (639)
                                                                 ----------            ----------

Cash flows from financing activities:
  Net borrowings under line of credit                                     -                 4,523
  Debt repayment                                                    (17,500)               (8,500)
  Other                                                                 100                    12
                                                                 ----------            ----------
Net cash (used in) financing activities                             (17,400)               (3,965)
                                                                 ----------            ----------
Net decrease in cash and cash equivalents                            (7,874)              (18,867)
Cash and cash equivalents at beginning of period                     14,955                28,212
                                                                 ----------            ----------
Cash and cash equivalents at end of period                       $    7,081            $    9,345
                                                                 ==========            ==========

Reconciliation of net loss to net cash provided by (used
  in) operating activities:
Net loss                                                         $   (9,158)           $  (10,594)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                      6,482                 5,962
   Foreign currency translation adjustment                             (490)                 (429)
   (Increase) Decrease in assets:
      Accounts receivable (net)                                       1,238                 7,680
      Inventories                                                    (7,707)              (23,686)
      Other                                                            (530)               (1,838)
   Increase (Decrease) in liabilities:
      Accounts payable                                               21,873                17,813
      Accrued expenses                                                  539                (9,171)
                                                                 ----------            ----------
Net cash provided by  (used in) operating activities             $   12,247            $  (14,263)
                                                                 ==========            ==========





                See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

         The accompanying financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 3, 1996.

B.  Relationship with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and thirty-nine weeks ended November 2, 1996, approximately 94% and 93% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

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

C.  Accounting Change

         The Company has determined that the cost method, determined on a first-in, first-out (FIFO) basis is a more appropriate method for accounting for its inventory of gold jewelry merchandise. The Company currently buys predominantly gold jewelry finished goods which are sold on a retail basis, whereas previously the Company primarily purchased raw materials, including gold bullion, to be used in the manufacturing of gold jewelry which was sold predominantly on a wholesale basis. Because of the change in its business and the manner in which gold jewelry merchandise is procured and sold, the Company believes that accounting for such inventory on the FIFO cost method results in a better matching of costs with revenues. The Company now uses the FIFO cost method for all of its inventories and believes that FIFO cost is the method primarily used by similar companies in the retail industry to account for inventories. Therefore, the Company has changed the method of accounting for its gold jewelry inventory to the FIFO cost method from market value. The cumulative effect of the change on retained earnings as of February 4, 1996 was not significant due to the effects of gold commodities futures contracts used by the Company to hedge gold inventories, including gold jewelry-related merchandise. Also, the effect of the change on consolidated net income for the thirteen and thirty-nine week periods ended November 2, 1996 was not significant.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.  Inventories:

         Inventories are summarized as follows:

                                                           November 2,    February 3,
                                                             1996            1996
                                                             ----            ----
                                                          (Amounts shown in thousands)
Precious and semi-precious gem jewelry-
 related merchandise (and associated gold):
   Raw materials                                           $  7,978      $  6,488
   Finished goods                                            47,325        42,083
Gold jewelry-related merchandise:
   Finished goods                                            17,679        15,791
Watches                                                      12,346        13,131
Other consumer products                                      17,865        17,993
                                                           --------      --------
                                                           $103,193      $ 95,486
                                                           ========      ========


         The Company has used gold commodities futures contracts to hedge its gold inventories, excluding the gold component of gem jewelry-related merchandise. Because of the change in the Company's business and the manner in which it procures and sells gold jewelry as further discussed in Note C, the Company believes that it is no longer necessary to hedge its gold inventories. Therefore, during the thirteen weeks ended November 2, 1996, the Company discontinued its hedging activities relating to gold inventories.

E.  Income Taxes

         The Company's provision for income taxes for 1996 and 1995 is related to the operations of foreign subsidiaries. Federal and state tax benefits have not been recognized for the domestic loss for 1996 and 1995 due to the fact that all loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

F.  Financing Arrangements

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

G.  Other Charges

                  Other charges of $2.6 million for the thirty-nine weeks ended November 2, 1996 represent severance payments to the Company's former President and Chief Executive Officer of $1.97 million and a write-off of $630,000 of financing costs in connection with the Company's pay-off of senior noteholders, both of which occurred in the previous two quarters of the year.

H.  Acquisition of Manhattan Diamond Stores

                  On September 30, 1996 the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet stores located in the Gurnee Mills, Potomac Mills and Orlando Belz outlet malls. The purchase price for the stores was $500,000, of which $70,000 was for all store fixturizations and $430,000 was allocated to goodwill. Both of these amounts are being amortized over the remaining terms of the respective store leases which range from 14 months to 39 months.

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

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and thirty-nine week periods ended November 2, 1996, approximately 94% and 93% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

         Net sales were $44.7 million and $147.3 million for the thirteen and thirty-nine week periods ended November 2, 1996 compared to $46.2 million and $151.7 million for the thirteen and thirty-nine week periods ended October 28, 1995. The decline in sales in Fiscal 1996 reflects primarily the closing of the wholesale division. Net sales in the retail locations for the thirteen and thirty-nine week periods ended November 2, 1996 were $42.3 million and $138.1 million compared to $42.7 million and $132.3 million for the thirteen and thirty-nine week periods ended October 28, 1995. Comparable retail sales for locations open for more than one year for the thirteen and thirty-nine week periods ended November 2, 1996 were $41.3 million and $135.0 million compared to $42.4 million and $131.0 million for the thirteen and thirty-nine week periods ended October 28, 1995.

         Gross profit was $9.9 million or 22.1% of net sales for the thirteen weeks ended November 2, 1996 compared to $10.3 million or 22.4% of net sales for the thirteen weeks ended October 28, 1995. Gross profit was $31.7 million or 21.5% of net sales for the thirty-nine weeks ended November 2, 1996 compared to $28.8 million or 19.0% of net sales for the thirty-nine weeks ended October 28, 1995. For the thirteen weeks, the change is deemed insignificant. However, the increase in gross profit as a percentage of net sales for the thirty-nine weeks ended November 2, 1996 was primarily attributable to margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin gem, gold and watch products in place of other lower margin products and categories.

         Management recognizes that continued improvement in net sales must be achieved for the Company to return to profitability.

         Store and warehouse operating and selling expenses were $7.6 million and $23.2 million for the thirteen and thirty-nine weeks ended November 2, 1996 compared to $7.9 million and $23.3 million for the thirteen and thirty-nine weeks ended October 28, 1995. The incremental decrease in these expenses for the thirteen and thirty-nine weeks ended November 2, 1996 compared to the thirteen and thirty-nine weeks ended October 28, 1995 is consistent with the decrease in sales.

         General and administrative expenses were $3.3 million and $8.4 million for the thirteen and thirty-nine weeks ended November 2, 1996 compared to $2.5 million and $8.4 million for the thirteen and thirty-nine weeks ended October 28, 1995. The increase in the thirteen week period is attributable to expenses associated with the Company's system conversion and with the Company's strategic business development. The decrease for the thirty-nine week period, excluding such expenses, is consistent with the decrease in sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Depreciation and amortization expense was $2.0 million and $6.5 million for the thirteen and thirty-nine weeks ended November 2, 1996 compared to $2.2 million and $6.0 million for the thirteen and thirty-nine weeks ended October 28, 1995. The decrease in the thirteen week period is primarily attributable to the decrease of amortization expense related to costs associated with the Company's financing arrangements in place from May, 1995 through July, 1996. Additionally, the increase in the thirty-nine week period is primarily attributable to the amortization of such costs in the previous two quarters of the year.

         Other charges of $2.6 million for the thirty-nine weeks ended November 2, 1996 represent severance payments to the Company's former President and Chief Executive Officer of $1.97 million and a write-off of $630,000 of financing costs in connection with the Company's pay-off of senior noteholders both of which occurred in the previous two quarters of the year.

         The instability of the Mexican peso during Fiscal 1995 resulted in a currency exchange gain of $37,000 and a loss of $599,000 for the thirteen and thirty-nine weeks ended October 28, 1995. Greater stability during 1996 resulted in a gain of $11,000 and $16,000 for the thirteen and thirty-nine weeks ended November 2, 1996.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and thirty-nine weeks ended November 2, 1996 are not necessarily indicative of results of operations for the entire fiscal year.

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

         As of November 2, 1996, cash and cash equivalents totaled $7.1 million, a decrease of $7.9 million from February 3, 1996 which resulted primarily from the payoff of senior notes, partially offset by cash generated from operations of $11.7 million. The Company had no short-term borrowings under its working capital facility outstanding as of November 2, 1996.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirty-nine weeks ended November 2, 1996, the inventory increase of $7.7 million reflects a build up in anticipation of holiday sales.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         The Company has used gold commodities futures contracts to hedge its gold inventories, excluding the gold component of gem jewelry-related merchandise. Because of the change in the Company's business and the manner in which it procures and sells gold jewelry as further discussed in Note C to the Consolidated Financial Statements, the Company believes that it is no longer necessary to hedge its gold inventories. Therefore, during the thirteen weeks ended November 2, 1996, the Company discontinued its hedging activities relating to gold inventories.

FUTURE OPERATING RESULTS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company is focusing on strategic business development and anticipates that the initial phase of the project is estimated to cost approximately $800,000. A significant portion of those costs will be expensed by the Company during the fourth quarter of 1996. The Company is currently unable to determine the impact of these yet to be developed growth strategies on its future operating results or capital requirements.

         The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. For the thirteen and thirty-nine weeks ended November 2, 1996, sales through Sam's accounted for approximately 94% and 93% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

         During Fiscal 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and a 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company will evaluate as possible long term sources of additional revenue growth. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its, three Manhattan Diamond outlet locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. The Company currently is unable to determine the impact of these stand-alone jewelry operations on its future operating results or capital requirements.

         In 1992, the Company signed an agreement to be the primary supplier of fine jewelry, watches and fragrances with the Club Aurrera, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. Due to the peso devaluation in 1994, the Company's sales by its Mexican subsidiary have been significantly lower reflecting the overall reduction in the Mexican consumer's disposable income. In this marketplace, the Company faces the risk of foreign currency fluctuations, local economic and political conditions and competitors.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

         The Company utilizes the services of independent suppliers and customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamonds and other raw materials from domestic and foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         The agreements related to the Company's amended Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth, limit capital expenditures and the incurrence of additional debt, and prohibit the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.


ITEM 2.

                              CHANGES IN SECURITIES

         On November 21, 1996, the Company adopted a Shareholder Rights Agreement as previously filed on Form 8-K on November 25, 1996.


ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following list of schedules and exhibits included in this Form
         10-Q:

         18 Letter of Deloitte & Touche LLP regarding the Company's change in accounting for its gold jewelry inventory.

         27       Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. A Form 8-K regarding a press release and a letter from Jan Bell Marketing, Inc. to Ocean Reef Management, Inc. was filed under Item 5. Other Information on November 1, 1996 relating to a proposed transaction by Ocean Reef Management, Inc. On November 5, 1996, a Form 8-K was filed under Item 5 Other Information regarding a subsequent press release and a letter from Jan Bell Marketing, Inc. to Ocean Reef Management, Inc. On November 25, 1996, a Form 8-K was filed under Item 5. Other Information regarding a press release issued by the Company on November 21, 1996 and a Rights Agreement that was adopted by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               JAN BELL MARKETING, INC.
                                    --------------------------------------------
                                                   (Registrant)

                               By:              DAVID P. BOUDREAU
                                    -------------------------------------------
                                  Senior Vice President of Finance and Treasurer


Date: December 17, 1996