Form 10-K
period 1997-02-01
JAN BELL MARKETING INC
filed 1997-05-02
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    ----------------

                          COMMISSION FILE NUMBER 1-9647

                            JAN BELL MARKETING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                       59-2290953
          -------------------------------       -------------------
          (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                             14051 N.W. 14th Street
                             Sunrise, Florida 33323
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

Registrant's telephone number, including area code: (954) 846-2703

Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.0001 par value
                       Warrants to Purchase Common Shares
                        Rights to Purchase Common Shares

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

                                 YES [X]        NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 1, 1997, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $57,823,434. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 1, 1997, 25,894,610 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1997 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number ________________.

                            JAN BELL MARKETING, INC.

                                TABLE OF CONTENTS


PART I                                                                 Page No.

         Item 1      Business .......................................
         Item 2      Properties......................................
         Item 3      Legal Proceedings...............................
         Item 4      Submission of Matters to a Vote
                              of Security Holders ...................

PART II

         Item 5      Market for the Registrant's Common
                              Stock and Related Stockholder
                              Matters ...............................
         Item 6      Selected Financial Data ........................
         Item 7      Management's Discussion and
                              Analysis of Financial Condition
                              and Results of Operations..............
         Item 8      Financial Statements and
                              Supplementary Data ....................
         Item 9      Changes in and Disagreements with
                              Accountants on Accounting and
                              Financial Disclosure...................

PART III

         Item 10     Directors and Executive Officers
                              of the Registrant......................
         Item 11     Executive Compensation..........................
         Item 12     Security Ownership of Certain
                              Beneficial Owners and
                              Management ............................
         Item 13     Certain Relationships and Related
                              Transactions...........................

PART IV

         Item 14     Exhibits, Financial Statement
                              Schedules, and Reports on
                              Form 8-K...............................

                                     PART I

ITEM 1. BUSINESS

    GENERAL

         Jan Bell provides fine jewelry, watches and certain other select non-jewelry consumer products to the value-conscious fashion consumer. The Company markets its products principally through Sam's Club, ("Sam's") a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic locations and Puerto Rican Sam's Clubs through February 1, 2001. In the Company's fiscal year ended on February 1, 1997 ("Fiscal 1996"), sales to Sam's customers accounted for approximately 94% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Company offers products including fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "Warehouse Membership Clubs".

         The results of operations for Fiscal 1996, Fiscal 1995 and Fiscal 1994 reflect the Company's strategy to achieve expense savings at all levels. During this time the Company also implemented merchandise strategies and selection offerings that further allowed the Company to achieve higher gross margins in its leased departments. In addition, emphasis on cash management and inventory control systems allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's ongoing drive to reduce and better balance its inventory levels led the Company to improve its inventory turns and reduce its average inventory requirements. Management believes there is a possibility of additional opportunity for continued improvements in gross margins, operating cash flows and expense savings in its traditional core business with Sam's Club. However, these opportunities are not believed to be as significant as those realized in Fiscal 1996 and Fiscal 1995.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company has evaluated as possible long term sources of additional revenue. The Framingham and Worcester locations have not been successful and in January 1997 the Company decided it would close these operations. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet locations in the

Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. The Company currently is unable to determine the impact of these stand-alone jewelry operations on its future operating results or capital requirements.

         The terms "Jan Bell" and the "Company" when used herein refer to Jan Bell Marketing, Inc. and its consolidated subsidiaries, as required by the context. The Company's principal offices are located at 14051 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-2703).

    PRODUCTS

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

         During each of Fiscal 1996, Fiscal 1995 and Fiscal 1994 the Company recorded approximately 76% of net sales in jewelry and watches and approximately 24% of net sales in other consumer products.

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

WAREHOUSE MEMBERSHIP CLUBS

         The Company's principal customers during Fiscal 1996 were members of Sam's Club. In Fiscal 1996, 1995, 1994, 1993 and 1992 approximately 94%, 91%,
85%, 85% and 81%, respectively, of the Company's net sales originated from the warehouse membership clubs. The Company's sole warehouse membership club relationship in Fiscal 1996 was with Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's club locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive leased department at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001.

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

    SPECIAL CONSIDERATIONS

         The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship and the Company's business. The opening and success of the leased locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the leased operations and future expansion and hire and train personnel. See "Future Operating Results, Uncertainties and Risks" in Item 7. "Management's Discussion and Analysis of Financial Consolidation and Results of Operations".

    OTHER CUSTOMERS

         The Company also sells to a limited number of department stores, supermarkets, discount stores, drug stores, wholesalers and jewelry chains. In Fiscal 1996, sales to these customers aggregated approximately 4% of net sales. Due to the closing of the wholesale watch division in late 1994 and the focus on the retail operations at Sam's, it is not anticipated that sales to wholesale customers will continue in any significant manner other than the continued balancing of inventory and selected sales of goods.

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

         The continued availability of diamonds to the Company is dependent, to some degree, upon the political and economic situation in South Africa and Russia, which has been unstable. Several other countries are also major suppliers of diamonds, including Botswana and Zaire. In the event of an interruption of diamond supplies, or a material or prolonged reduction in the world supply of finished diamonds, the Company could be adversely affected.

    GOLD PRODUCTS

         Finished gold products and gold castings are purchased from a relatively small number of manufacturers in Israel, Italy, New York and California. The Company believes that there are numerous alternative sources for gold chain and castings, and the failure of any of its current manufacturers would not have a material adverse effect on the Company.

    WATCHES

         From May 1990 through Fiscal 1994, the Company actively marketed watches. Featuring Seiko and Citizen watches as well as other select name brands, private label and designer watches, the Company sold its watch inventory through Sam's and at wholesale to a variety of retail outlets. In late 1994, the Company decided to close the wholesale watch operations, so the watch program in Fiscal 1995 became a part of the Company's retail operations other than selected sales and continued balancing of inventory. The Company in Fiscal 1995 also discontinued the exclusive marketing and licensing of certain designer watches.

         The Company purchased approximately 57% and 49% of watches through parallel marketed means during Fiscal 1996 and Fiscal 1995 respectively, as well as approximately 43% and 51% of watches directly from other manufacturers during Fiscal 1996 and Fiscal 1995 respectively. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "Regulation."

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

    SEASONALITY

         The Company's jewelry business is highly seasonal, with the fourth calendar quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 39% of the Company's Fiscal 1996 net sales were made during the fourth quarter.

    MANUFACTURING

         The Company currently performs all quality control functions at its headquarters in Sunrise, Florida and performs certain jewelry manufacturing in Israel.

         All gold and watch products are manufactured by third parties. During Fiscal 1996, approximately 31% of gemstone products purchased were manufactured by the Company in Israel. The remaining portion of gemstone products were manufactured or purchased complete from third parties.

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

         The counter manager reports to a senior manager. Senior/district managers supervise on average six clubs and report to an area manager. The Company has thirteen geographic area managers. The area managers have responsibility over a territory that includes four to six senior/district managers. The area managers report directly to the Senior Vice President of Operations.

         The fixtures and equipment located in the Company's departments generally consist of six to ten showcases, four corner towers, a safe, a point of sale (POS) terminal, storage cabinets for merchandise and supplies, display elements, signage and miscellaneous equipment such as telephones, scales, calculators and diamond testers. In certain larger volume clubs, the department will have additional showcases and towers and POS terminals.

         The Sam's Clubs are membership only, cash and carry operations. The Company's departments were previously required to accept only the forms of payment accepted by Sam's which presently includes cash, checks, Discover Card and a Sam's credit card. However, during Fiscal 1996, the Company's departments were permitted to accept Visa and Mastercard.

    DEPARTMENT COUNT

         The following table sets forth data regarding the number of departments which the Company operated:

                                     Fiscal           Fiscal      Fiscal
                                      1996             1995        1994
                                      ----             ----        ----
Departments:
Operated, beginning of period         437               428         418
Opened during period                    9                11          22
Closed during period                    6                 2          12
Operated, end of period               440               437         428
                                      ---               ---         ---
Net increase                            3                 9          10
                                      ===               ===         ===

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

    ADVERTISING AND PROMOTION

         In accordance with Sam's philosophy, the Company does not promote its products sold in the departments by newspaper or other periodical advertising or the broadcast media. To support seasonal activities, the Company promotes its products through direct mail catalogues to Sam's members. The Company utilizes promotional materials such as signage, banners and takeaway brochures within the clubs to promote its products.

    DISTRIBUTION

         The Company's retail locations receive the majority of their merchandise directly from the Company's distribution warehouse located in Sunrise, Florida. Merchandise is shipped from the distribution warehouse utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to the retail locations from suppliers. The Company transfers merchandise between retail locations to balance inventory levels and to fulfill customer requests. The Company's wholesale shipments are processed through its distribution warehouse in Sunrise, Florida.

         The Company operates a distribution facility in Mexico City, Mexico which warehouses and distributes merchandise sold to Sam's Club in Mexico.

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


    REGULATION

         The Company utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

         Jan Bell bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

    EMPLOYEES

         As of April 15, 1997, the Company employed approximately 1,012 persons on a full-time basis, including approximately 737 in regional and local sales (primarily the Sam's retail locations), 148 in inventory and distribution and 127 in administrative and support functions. In addition, the Company also employed approximately 1,535 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

    PROPERTIES AND LEASES

         The Company's corporate headquarters is owned by the Company and located on 11.1 acres in a 123,000 square foot building in Sunrise, FL. The Company owns an additional 3.7 acres adjacent to the headquarters facility, on which a 60,000 square foot building, previously used as the headquarters facility is located. The Company is in the process of selling the 60,000 square foot building and recently consolidated all headquarters and distribution center operations in the newer 123,000 square foot building.

         The Company leases on a quarter to quarter basis one distribution and one office facility with an aggregate of approximately 4,000 square feet in Mexico City. The Company leases facilities in Israel of 11,000 square feet for manufacturing and offices and 2,000 square feet for production and offices pursuant to leases which expire in May 2001.

         As of April 1, 1997, the Company had leased department operations at 440 Sam's club locations in 49 states throughout the United States and Puerto Rico. The typical leased department consists of approximately 260 to 275 square feet.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlet" locations, a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company has evaluated as possible long term sources of additional revenue. The Framingham and Worcester locations have not been successful and in January 1997 the Company decided it would close these operations. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended February 1, 1997.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the American Stock Exchange since the Company's initial public offering in August 1987. The following table sets forth for the periods indicated, the range of sales prices per share on the American Stock Exchange Composite Tape as furnished by the National Quotation Bureau, Inc.

                                                        High               Low
                                                        ----               ---
Year Ended February 1, 1997
     Thirteen Weeks Ended May 4, 1996...................$3.63             $2.63
     Thirteen Weeks Ended August 3, 1996................ 3.38              2.00
     Thirteen Weeks Ended November 2, 1996.............. 3.31              2.06
     Thirteen Weeks Ended February 1, 1997.............. 2.81              2.00

Year Ended February 3, 1996
     Thirteen Weeks Ended April 29, 1995................$4.25             $2.44
     Thirteen Weeks Ended July 29, 1995................. 2.94              2.19
     Thirteen Weeks Ended October 28, 1995.............. 4.00              2.38
     Fourteen Weeks Ended February 3, 1996.............. 3.50              1.75

         The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 1, 1997 was $2.25. On April 1, 1997, the Company had 849 stockholders of record.

         The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company's working capital facility prohibits dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Fifty-two            Fifty-three             Fifty-two
                                          weeks ended           weeks ended            weeks ended             Years Ended
                                          February 1,           February 3,            January 28,            December 31,
                                          -----------           -----------            -----------            ------------
                                             1997                  1996                  1995(3)          1993           1992
                                             ----                  ----                  -------          ----           ----
                                                                            (in thousands, except per share data)
INCOME STATEMENT DATA:
Net Sales                                    $243,079              $254,004            $305,685            $275,177       $333,521
    Less: Effect of
    Sam's agreement (1)                           ---                   ---                 ---              99,718            ---
                                             --------              --------            --------            --------       --------
                                              243,079               254,004             305,685             175,459        333,521
                                             --------              --------            --------            --------       --------
Cost of Sales                                 183,636               199,579             255,725             243,349        274,586
    Less: Effect of
    Sam's agreement (1)                           ---                   ---                 ---              79,687            ---
                                             --------              --------            --------            --------       --------
                                              183,636               199,579             255,725             163,662        274,586
                                             --------              --------            --------            --------       --------
Gross profit                                   59,443                54,425              49,960              11,797         58,935
Store and warehouse operating
  and selling expenses                         33,368                35,261              42,596              16,400         11,163
General and administrative
  expenses                                     11,577                11,486              16,195              19,876         20,506
Other charges (2)                               5,643                   ---              47,773              10,217            ---
Depreciation and
  amortization                                  8,236                 8,674               9,511              10,177          5,443
Currency exchange (gain)/loss                     (26)                  597               5,474                 ---            ---
                                             --------              --------            --------            --------       --------
Operating income (loss)                           645                (1,593)            (71,589)            (44,873)        21,823
Interest expense                                 (999)               (3,196)             (3,534)             (3,195)          (916)
Interest and other income                       1,269                 1,477                 419                 635            550
                                             --------              --------            --------            --------       --------
Income/(loss) before
    income taxes                                  915                (3,312)            (74,704)            (47,433)        21,457
Income tax provision
  (benefit)                                       154                   130                 353             (11,709)         6,682
                                             --------              --------            --------            --------       --------
Net income/(loss)                            $    761              $ (3,442)           $(75,057)           $(35,724)      $ 14,775
                                             ========              ========            ========            ========       ========
Net income/(loss)
    per common share                         $   0.03              $   (.13)           $  (2.92)           $  (1.40)      $    .59
                                             ========              ========            ========            ========       ========

BALANCE SHEET DATA (AT PERIOD END):
Working capital                              $ 96,828              $ 96,762            $ 88,742            $174,496       $198,043
Total assets                                  139,385               153,173             186,752             312,254        301,958
Notes payable, less amounts
    classified as current                         ---                 7,500                 ---              33,496         33,047
Stockholders' equity                          125,373               125,225             127,335             205,382        234,974
-----------------------

(1) As a result of the agreement with Sam's entered into in May 1993, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which was subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings.

(2) Other charges for the fifty-two weeks ended February 1, 1997, include
    (a) $2 million in severance payments to the Company's Former President and Chief Executive Officer; (b) $630,000 write-off of financing costs in connection with the Company's repayment of senior notes;(c)
    $1.5 million write-down of the corporate headquarters building which the Company has placed on the market for sale; and (d) $1.5 million provision for the closing of two Jewelry Depot locations. (See Note L to the Consolidated Financial Statements.)

    Other charges in the fifty-two weeks ended January 28, 1995, include (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben `90 joint venture; (b) $17.7 million to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company decided to close, and certain other inventory in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million for severance payments to terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the unvested portions of bonus stock awards; and (d) other costs of $.6 million, consisting of financing costs incurred primarily in connection with the original senior note agreement which was substantially amended and a bank credit facility which was terminated and replaced, less a recovery of previously accrued expenses resulting from the settlement of the terminated lease department agreement with Pace Membership Warehouse, Inc. (See Note L to the Consolidated Financial Statements.)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward looking statements use terminology such as "may", "will", "expect", "plans", "believes", "anticipates", "estimates", "potential", or "continue" or the negative thereof, and other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain uncertainties and risk factors set forth below and elsewhere in this report.

         The fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 28, 1995 are referred to herein as Fiscal 1996, Fiscal 1995 and Fiscal 1994.

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. As of February 1, 1997, the Company operated a leased department in 440 Sam's locations. During Fiscal 1996, approximately 94% of the Company's net sales were to Sam's customers.

         Results of operations for Fiscal 1996, Fiscal 1995 and Fiscal 1994 reflect the Company's strategy to achieve expense savings at all levels. During this time the Company also implemented merchandise strategies and selection offerings that further allowed the Company to achieve higher gross margins in its leased departments. In addition, emphasis on cash management and inventory control systems allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's ongoing drive to reduce and better balance its inventory levels led the Company to improve its inventory turns and reduce its average inventory requirements. Management believes there is the possibility of additional opportunity for continued improvements in gross margins, operating cash flows and expense savings in its traditional core business with Sam's Club. However, these opportunities are not believed to be as significant as those realized in Fiscal 1996 and Fiscal 1995.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company has evaluated as possible long term sources of additional revenue. The Framingham and Worcester locations have not been successful and in January 1997 the Company decided it would close these operations. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. The Company currently is unable to determine the impact of these stand-alone jewelry operations on its future operating results or capital requirements.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season.

         The following table sets forth for the periods indicated the percentage of net sales for certain items in the Company's Statements of Operations:

                                                            Income and Expense Items as a
                                                               Percentage of Net Sales
                                                            -----------------------------
                                               Fifty-two             Fifty-three              Fifty-two
                                              Weeks Ended            Weeks Ended             Weeks Ended
                                              February 1,            February 3,             January 28,
                                                 1997                   1996                    1995
                                                 ----                   ----                    ----

Net sales                                       100.0%                 100.0%                   100.0%
Cost of sales                                    75.5                   78.6                     83.7
                                                -----                  -----                    -----
Gross profit                                     24.5                   21.4                     16.3
Store and warehouse operating
  and selling expenses                           13.7                   13.9                     13.9
General and administrative
  expenses                                        4.8                    4.5                      5.3
Other charges                                     2.3                    ---                     15.6
Depreciation and amortization                     3.4                    3.4                      3.1
Currency exchange loss                            ---                     .2                      1.8
                                                -----                  -----                    -----
Operating income/(loss)                            .3                    (.6)                   (23.4)
Interest expense                                   .4                    1.3                      1.2
Interest and other income                          .5                     .6                       .1
                                                -----                  -----                    -----
Income/(loss) before income taxes                  .4                   (1.3)                   (24.5)
Provision for income taxes                         .1                     .1                       .1
                                                -----                  -----                    -----
Net income/(loss)                                  .3%                  (1.4)%                  (24.6)%
                                                =====                  =====                    =====

--------------------


    SALES

         In Fiscal 1996, net sales were $243.0 million, a decrease of $11.0 million or 4.3% from Fiscal 1995. Comparable retail sales for locations operating in both periods were $225.1 million in Fiscal 1996, an increase of $1.4 million or .6% from Fiscal 1995. The decline in Fiscal 1996 net sales is primarily attributable to liquidation sales in Fiscal 1995 not made during Fiscal 1996 as result of the closing of the Company's U.S. wholesale division. Net sales in the Company's Sam's and independent retail locations for Fiscal 1996 were $230.0 million compared to $227.9 million for Fiscal 1995.

         In Fiscal 1995, net sales were $254.0 million, a decrease of $51.7 million or 16.9% from Fiscal 1994. The decline in sales in Fiscal 1995 reflects primarily the closing of the U.S. wholesale division as well as the reduction in business through the Company's Mexican operations due to the significant peso devaluation during the fourth quarter of Fiscal 1994. Net sales in retail locations for Fiscal 1995 were $227.9 million compared to $228.0 million for Fiscal 1994. The impact of the extra week in Fiscal 1995 was approximately
$2.3 million.

         There were no wholesale sales to Sam's in 1996 compared to $5.5 million in Fiscal 1995 and $33.9 million in Fiscal 1994 as a result of the Company closing its U.S. wholesale business. Wholesale sales to customers other than Sam's were $13.1 million in Fiscal 1996 compared to $20.6 million in Fiscal 1995 and $43.8 million in 1994. The sales in Fiscal 1996 primarily were made by the Company's subsidiaries in Israel and Mexico. Significant changes from the Fiscal 1996 sales amounts are not anticipated during Fiscal 1997. Approximately 44% of the Fiscal 1995 wholesale sales were a result of liquidation sales in connection with the disposal of inventory previously purchased for the closed U.S. wholesale division.

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

    COST OF SALES AND GROSS PROFIT

         Gross profit in Fiscal 1996 was 24.5% compared to 21.4% and 16.3% in Fiscal 1995 and Fiscal 1994, respectively. The improvement in gross margin in both Fiscal 1996 and Fiscal 1995 was primarily attributed to a change in merchandising strategies at the retail locations to emphasize higher margin gem, gold and watch products in place of other lower margin products and categories. Further, wholesale sales, for which the Company realizes a significantly lower gross profit percentage than for retail sales, decreased to 5% of net sales in Fiscal 1996 from 10% in Fiscal 1995 and 26% in Fiscal 1994. In addition, the Company achieved improvements as a percentage of sales in Fiscal 1995 in inventory shrinkage and in freight and handling costs.

    STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES

         Store and warehouse operating and selling expenses decreased by $1.9 million in Fiscal 1996 from Fiscal 1995 and decreased $7.3 million in Fiscal 1995 from Fiscal 1994. The decrease in Fiscal 1996 is primarily a result of advertising expense reductions during the holiday selling season and because Fiscal 1995, being a fifty three week period compared to the fifty two week period of Fiscal 1996, contained an additional week of expense. The decrease in Fiscal 1995 is primarily a reflection of expense reductions implemented by management, including field and related operating and selling staff reductions.

    GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $11.6 million in Fiscal 1996 and $11.5 million in Fiscal 1995, and decreased by $4.8 million in Fiscal 1995 from Fiscal 1994. In Fiscal 1996, the decrease in expense as a result of the extra week in Fiscal 1995 was offset by increases in professional fees, primarily related to the Company's strategic business development project. The decrease in Fiscal 1995 is primarily a reflection of expense reductions implemented by management, including general and administrative staff reductions and the elimination of expenses associated with the Company's domestic wholesale and manufacturing divisions.


    OTHER CHARGES

         In Fiscal 1996 and Fiscal 1995, the Company recorded $5.6 million and $47.8 million, respectively, in other charges discussed below. See Note L to the Consolidated Financial Statements.

         In May 1996 the Company's President and Chief Executive Officer resigned and the Company made approximately $2 million in severance payments.

         Also during the second quarter, the Company recorded a write-off of $630,000 of financing costs in connection with the prepayment of its senior notes as further discussed in Note G to the consolidated financial statements.

         During the fourth quarter of Fiscal 1996, the Company recorded a $1.5 million write-down of the carrying value of its former corporate headquarters building which is currently held for sale. The Company also recorded a $1.5 million provision for the closing of two Jewelry Depot locations which includes a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets which will be disposed.

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

         In Fiscal 1994 the Company did not comply with certain covenants in the agreement related to its senior notes which was substantially amended and bank credit facility which was terminated and replaced. The Company expensed $2.3 million in financing costs incurred primarily in connection with these original agreements. Also, the Company settled the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses were $8.2 million in Fiscal 1996, $8.7 million in Fiscal 1995 and $9.4 million in Fiscal 1994. The decreases in Fiscal 1996 and Fiscal 1995 are primarily attributable to the write-off of deferred financing costs in Fiscal 1996 and goodwill write-off in Fiscal 1994, both of which reduced amortization in later periods.

         CURRENCY EXCHANGE GAIN/LOSS

         The Company supplies selected fine jewelry, watches and fragrances to Sam's Club locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A. Accordingly, it is exposed to foreign currency exchange rate fluctuations. The significant devaluation of the Mexican peso during Fiscal 1994 and the continuing decline in Fiscal 1995 resulted in currency exchange losses of $597,000 and $5.5 million in Fiscal 1995 and 1994, respectively. Greater stability during 1996 resulted in a gain of $26,000 in Fiscal 1996.

    INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income was $1.3 million in Fiscal 1996, $1.5 million in Fiscal 1995 and $419,000 in Fiscal 1994. Interest expense was $1.0 million in Fiscal 1996, $3.2 million in Fiscal 1995 and $3.5 million in Fiscal 1994. The decrease in interest expense in Fiscal 1996 compared to Fiscal 1995 and Fiscal 1994 is primarily attributable to the prepayment of the senior notes in July 1996 and decreased borrowings under the Company's Working Capital Facility. Average short-term borrowings were $192,500 in Fiscal 1996, $1.2 million in Fiscal 1995 and $9.2 million in Fiscal 1994.

    INCOME TAXES

         The Company's effective income tax rate was 16.9% in Fiscal 1996, 3.9% in Fiscal 1995 and 0.5% in Fiscal 1994. The Company has a Federal net operating loss carryforward of approximately $52.2 million, and a state net operating loss carryforward of approximately $62.1 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2011. The Company also has an alternative minimum tax credit carryforward of approximately $937,000 to offset future Federal income taxes. Valuation allowances have been provided to fully offset the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized. The changes in the effective rates primarily relate to the valuation allowance on the net operating loss carryforwards in Fiscal 1996, Fiscal 1995 and Fiscal 1994.

When the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Encouragement of Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. This benefit allows a favorable tax rate ranging from zero to ten percent during the first ten years in which the subsidiary recognizes a profit. The "approved enterprise" benefit is available to the Company until the year 2000. Additionally, the Company has not provided for Federal and state income taxes on earnings of foreign subsidiaries which are considered indefinitely invested. (See Note H to the Consolidated Financial Statements.)

    LIQUIDITY AND CAPITAL RESOURCES

         As of February 1, 1997, cash and cash equivalents totaled $23.5 million and the Company had no short-term borrowings outstanding under its working capital facility.

         On July 15, 1996 the Company amended its working capital facility with GBFC, Inc./Foothill Capital Corporation increasing the amount available to $40 million from $30 million and extending the term to May 31, 1998. The amended interest rate of any borrowings is generally prime plus one quarter of one percent. Upon closing of this amendment, the Company prepaid the $17.5 million remaining balance of the senior notes.

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

         The agreement related to the amended working capital facility contains covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It limits capital expenditures and the incurrence of additional debt and prohibits payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

         During Fiscal 1996, operations provided $28.9 million in cash primarily due to the effects of depreciation and amortization and the significant reduction in inventory, partially offset by reductions in accounts payable and accrued expenses. The inventory reduction in Fiscal 1996 is primarily a result of management's efforts to decrease its reliance on working capital support from third party lenders. Capital expenditures for Fiscal 1996 were $2.3 million, primarily for new back office computer systems. Cash of $17.5 million was used to prepay the remaining balance of the senior notes.

         The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November, before the holiday shopping season. The Company anticipates similar seasonal needs in Fiscal 1997.

         The Company partially finances its peak seasonal inventory with short-term borrowings. During Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company's peak levels of inventory were $113.2 million, $132.3 million and $172.4 million and peak outstanding short-term borrowings pursuant to lines of credit were $4.1 million, $14.7 million and $39.8 million, respectively. Average amounts of outstanding short-term borrowings for the respective years were $192,500, $1.2 million and $9.2 million.

         During Fiscal 1995, a dispute arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to claims by Sam's for credits for certain merchandise returns. The Company considers this matter to be in nature and magnitude outside the normal course of business. The total difference between the amount of credits that Sam's has claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

         The Company believes that its cash on hand, projected cash from operations and availability under the Working Capital Facility will be sufficient to meet its anticipated working capital and capital expenditure needs for Fiscal 1997. There can be no assurance that the Company's future operating results will be sufficient to sustain working capital and capital expenditure needs.

    EFFECTS OF INFLATION

         Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. The Company's sales volume and net income are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. The Company has used gold commodities futures contracts to hedge its gold inventories, excluding the gold component of gem jewelry-related merchandise. Because of the change in the Company's business and the manner in which it procures and sells gold jewelry as further discussed in Note D to the Consolidated Financial Statements, the Company believes that it is no longer necessary to hedge its gold inventories. Therefore, during the fifty-two weeks ended February 1, 1997, the Company discontinued its hedging activities relating to gold inventories. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

         The Company's selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

    NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted the following Statements of Financial Accounting Standards ("SFAS") in the year ending February 1, 1997, which did not have a material effect on the Company's financial position or results of operations.

         SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell.

         SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and has provided the required pro forma disclosures in Notes to the Consolidated Financial Statements.

FUTURE OPERATING RESULTS, UNCERTAINTIES AND RISKS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company is focusing on strategic business development and the Company incurred expenses for the initial phase of the project of approximately $800,000. A significant portion of those costs were expensed by the Company during the fourth quarter of Fiscal 1996. The Company is currently unable to determine to what extent the strategies will be implemented or the impact of any potential growth opportunities on its future operating results or capital requirements.

         The Company markets its products through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. During Fiscal 1997, the Company will continue to focus on developing retail opportunities outside its traditional core business within Sam's Club.

         Whether by acquisition or by developing alternative retail concepts, management believes that the Company should be in a diversified position if it is to successfully renegotiate or absorb the expiration of its Sam's Club lease in 2001. The pursuit of any such opportunity will require a significant investment of capital and attention by management. Such business development is subject to all risks inherent to establishing or acquiring an additional business, including competition and consumer uncertainties.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value-oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlet" locations, a 2,207 square foot facility in Vero Beach, Florida and an 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlet" each were opened as prototypes for potential stand-alone jewelry operations that the Company has evaluated as possible long term sources of additional revenue. The Framingham and Worcester locations have not been successful and in January 1997 the Company decided it would close these operations. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. The Company currently is unable to determine the impact of these three stand-alone jewelry operations on its future operating results or capital requirements.

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

         The Company utilizes the services of independent suppliers and customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from domestic and foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation has been introduced in Congress in recent years and is currently pending regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

         The agreements related to the Company's amended Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It also limits capital expenditures and the incurrence of additional debt and prohibits the payment of dividends. There can be assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX

                                                                   Page

Independent Auditors' Report......................................

Consolidated Balance Sheets as of February 1, 1997
     and February 3, 1996.........................................

Consolidated Statements of Operations for
     the Fifty-two Weeks Ended February 1, 1997,
     the Fifty-three Weeks Ended February 3, 1996,
     and the Fifty-two Weeks Ended January 28, 1995...............

Consolidated Statements of Stockholders' Equity for the Fifty-two Weeks Ended February 1, 1997, the Fifty-three Weeks Ended February 3, 1996 and the Fifty-two Weeks Ended January 28, 1995

Consolidated Statements of Cash Flows for
     the Fifty-two Weeks Ended February 1, 1997,
     the Fifty-three Weeks Ended February 3, 1996 and
     the Fifty-two Weeks Ended January 28, 1995...................

Notes to Consolidated Financial Statements........................

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

         We have audited the accompanying consolidated balance sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997. Our audits also included the financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note D to the consolidated financial statements, during the fifty-two weeks ended February 1, 1997 the Company changed its method of accounting for its gold jewelry inventory from market value to cost determined on the first-in-first-out basis.




/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 25, 1997

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                            February 1,                 February 3,
  ASSETS                                                       1997                        1996
                                                               ----                        ----
Current Assets:
Cash and cash equivalents                                    $ 23,525                   $ 14,955
Accounts receivable (net of allowance
    for doubtful accounts of $1,439
    and $702, respectively)                                     6,162                      5,855
Inventories                                                    79,893                     95,486
Other current assets                                            1,260                        914
                                                             --------                   --------

    Total current assets                                      110,840                    117,210
Property, net                                                  21,481                     25,943
Excess of cost over fair value of
    net assets acquired                                         2,860                      2,685
Other assets                                                    4,204                      7,335
                                                             --------                   --------
                                                             $139,385                   $153,173
                                                             ========                   ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                               $8,222                     $6,043
Accrued expenses                                                5,790                      4,405
Current portion of long term debt                                 ---                     10,000
                                                             --------                   --------

Total current liabilities                                      14,012                     20,448
                                                             --------                   --------

Long-term debt                                                    ---                      7,500
                                                             --------                   --------
Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000
    shares authorized, 25,894,428 and
    25,833,541 shares issued, respectively                          3                          3
Additional paid-in capital                                    180,448                    180,716
Accumulated deficit                                           (53,338)                   (54,099)
Foreign currency translation adjustment                        (1,740)                    (1,395)
                                                             --------                   --------
                                                              125,373                    125,225
                                                             --------                   --------
                                                             $139,385                   $153,173
                                                             ========                   ========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                 Fifty-two        Fifty-three       Fifty-two
                                                Weeks Ended       Weeks Ended      Weeks Ended
                                                February 1,        February 3,    January 28,
                                                   1997               1996             1995
                                                   ----               ----             ----

Net sales                                      $   243,079       $   254,004     $   305,685

Cost of sales                                      183,636           199,579         255,725
                                               -----------       -----------     -----------

Gross profit                                        59,443            54,425          49,960

Store and warehouse
   operating and selling expenses                   33,368            35,261          42,596
General and
   administrative expenses                          11,577            11,486          16,195
Other charges                                        5,643               ---          47,773
Depreciation and amortization
  expense                                            8,236             8,674           9,511
Currency exchange (gain)/loss                          (26)              597           5,474
                                               -----------       -----------     -----------

Operating income/(loss)                                645            (1,593)        (71,589)
Interest expense                                      (999)           (3,196)         (3,534)
Interest and other income                            1,269             1,477             419
                                               -----------       -----------     -----------

Income/(loss) before income taxes                      915            (3,312)        (74,704)
   Income tax provision                                154               130             353
                                               -----------       -----------     -----------

Net income/(loss)                                     $761           $(3,442)       $(75,057)
                                               ===========       ===========     ===========

Net income/(loss) per
   common share                                       $.03             $(.13)         $(2.92)
                                               ===========       ===========     ===========

Weighted average number
   of common shares                             26,017,364        25,774,018      25,688,592
                                               ===========       ===========     ===========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands except share data)

                                                                         Retained                     Foreign
                                   Common                  Additional    Earnings/                    Currency      Total
                                   Shares        Common     Paid-in    Accumulated     Deferred      Translation  Stockholders'
                                   Issued         Stock     Capital      Deficit     Compensation     Adjustment     Equity
  Balance at January 30, 1994    $25,852,238         $3     $180,371    $ 24,400        $(3,773)      $   -0-       $201,001
    Purchase plan exercise            19,065                      78                                                      78
    Issuance of common stock          63,688                     990                                                     990
    Issuance of stock warrants                                   826                                                     826
    Settlement of stock awards      (193,000)                 (3,369)                     3,369
    Amortization of deferred
      compensation                                                                          404                          404
    Foreign currency
      translation adjustment                                                                             (907)          (907)
    Net loss                                                             (75,057)                                    (75,057)
                                 -----------        ---     --------    --------        -------       -------       --------

  Balance at January 28, 1995     25,741,991          3      178,896     (50,657)           -0-          (907)       127,335
    Purchase plan exercise            35,372                      71                                                      71
    Issuance of common stock          63,688                     350                                                     350
    Issuance of stock warrants                                 1,414                                                   1,414
    Foreign currency translation
      adjustment                                                                                         (488)          (488)
    401(K) Plan contribution           6,367                      20                                                      20
    Purchase and retirement of
        common stock                 (13,877)                    (35)                                                    (35)
    Net loss                                                              (3,442)                         -0-         (3,442)
                                 -----------        ---     --------    --------        -------       -------       --------

  Balance at February 3, 1996     25,833,541          3      180,716     (54,099)           -0-        (1,395)       125,225
    Purchase plan exercise            34,671                      68                                                      68
    Issuance of common stock          21,334                     363                                                     363
    Cancellation of
      stock warrants                                            (709)                                                   (709)
    Foreign currency
      translation adjustments                                                                            (345)          (345)
    401(K) Plan contribution           4,882                      10                                                      10
    Net income                                                               761                                         761
                                 -----------        ---     --------    --------        -------       -------       --------
    Balance at February 1, 1997   25,894,428         $3     $180,448    $(53,338)       $   -0-       $(1,740)      $125,373
                                 ===========        ===     ========    ========        =======       =======       ========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                 Fifty-two                   Fifty-three            Fifty-two
                                                                 Weeks Ended                 Weeks Ended            Weeks Ended
                                                                 February 1,                 February 3,            January 28,
                                                                     1997                       1996                   1995
                                                                     ----                       ----                   ----
   Cash flows from operating activities:
   Cash received from customers                                   $ 242,632                   $ 259,629             $ 310,756
   Cash paid to suppliers and
     employees                                                     (213,802)                   (251,154)             (287,504)
   Interest and other income
     received                                                         1,269                       1,477                   419
   Interest paid                                                       (998)                     (3,196)               (3,534)
   Income taxes received (paid)                                        (154)                        506                14,348
                                                                  ---------                   ---------             ---------
   Net cash provided by
     operating activities                                            28,947                       7,262                34,485
                                                                  ---------                   ---------             ---------
   Cash flows from investing activities:
   Capital expenditures                                              (2,306)                     (1,937)               (6,218)
   Acquisition of Manhattan Diamonds stores                            (500)                         --                    --
                                                                  ---------                   ---------             ---------

   Net cash used in
     investing activities                                            (2,806)                     (1,937)               (6,218)
                                                                  ---------                   ---------             ---------

   Cash flows from financing
     activities:
   Debt repayment                                                   (17,500)                    (17,500)                  ---
   Other                                                                133                         148                   (20)
                                                                  ---------                   ---------             ---------
   Net cash used in
     financing activities                                           (17,367)                    (17,352)                  (20)
                                                                  ---------                   ---------             ---------
   Effect of exchange rate changes                                     (204)                     (1,230)               (2,338)
                                                                  ---------                   ---------             ---------
   Net increase (decrease) in cash
     and cash equivalents                                             8,570                     (13,257)               25,909
   Cash and cash equivalents at
     beginning of year                                               14,955                      28,212                 2,303
                                                                  ---------                   ---------             ---------
   Cash and cash equivalents at
     end of year                                                  $  23,525                   $  14,955             $  28,212
                                                                  =========                   =========             =========

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)
                                   (continued)

                                                    Fifty-two             Fifty-three            Fifty-two
                                                   Weeks Ended            Weeks Ended            Weeks Ended
                                                    February 1,           February 3,            January 28,
                                                      1997                  1996                    1995
                                                      ----                  ----                    ----

  Reconciliation of net income (loss) to
     net cash provided by
     operating activities:
  Net income (loss)                                $   761                 $(3,442)               $(75,057)
  Adjustments to reconcile
     net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                   8,236                   8,674                   9,511
     Impairment of long-lived assets                 1,500                     ---                     ---
     Goodwill write-off                                ---                     ---                  23,795
     Currency exchange (gain)/loss                     (26)                    597                   5,474
     (Increase) decrease in assets:
       Accounts receivable (net)                      (446)                  5,625                   5,071
       Inventories                                  15,519                  10,132                  77,846
       Other assets                                   (201)                 (1,705)                 14,480
     Increase (decrease) in liabilities:
       Accounts payable                              2,222                  (6,868)                (10,436)
       Accrued expenses                              1,382                  (5,751)                  1,967
       Liability for inventory
         repurchased                                   ---                     ---                 (18,166)
                                                   -------                 -------                --------
  Net cash provided by
     operating activities                          $28,947                 $ 7,262                $ 34,485
                                                   =======                 =======                ========


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED
             FEBRUARY 1, 1997 FEBRUARY 3, 1996 and JANUARY 28, 1995

A. Nature of Business:

         The Company is principally engaged in the sale of jewelry, watches and other consumer products through leased departments in wholesale clubs and formerly through its own wholesale operations. During the fifty-two weeks ended February 1, 1997, the Company generated approximately 94% of its net sales from Sam's customers. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

         The Company's consolidated financial statements are prepared on a 52/53 week retail fiscal year basis. The fifty-two weeks ended February 1, 1997, the fifty-three weeks ended February 3, 1996 and the fifty-two weeks ended January 28, 1995 are referred to herein as Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

B. Relationship with Sam's Club:

         In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's Club ("Sam's") locations through February 1, 1999, later extended to February 1, 2001. Under the terms of the Agreement, the Company purchased Sam's existing inventory which included goods Sam's had previously purchased from the Company as well as from other vendors. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets and is being amortized over the term of the Agreement. The unamortized amount as of February 1, 1997 and February 3, 1996 was approximately $3.7 million and $4.7 million, respectively. The Company pays Sam's a tenancy fee of 9% of net sales.

         As of February 1, 1997, the Company operated leased departments in 440 Sam's locations.

         During Fiscal 1995, a dispute arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to claims by Sam's for credits for certain merchandise returns. The Company considers this matter to be in nature and magnitude outside the normal course of business. The total difference between the amount of credits that Sam's has claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

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

         (3) Sales of Consignment Merchandise -- Income is recognized on the sale of inventory held on consignment at such time as the merchandise is sold.

         (4) Sales Returns -- The Company generally gives its customers the right to return merchandise purchased by them and records an accrual at the time of sale for the amount of gross profit on estimated returns.

         (5) Hedging Activities -- The Company has used gold commodities futures contracts to hedge gold inventories. Commodity futures contracts are contracts for delayed delivery of commodities in which the seller agrees to make and the purchaser agrees to take delivery at a specified future date of a specified commodity, at a specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in commodity values and interest rates. Gains and losses on futures used to hedge gold inventories valued at cost are deferred and included in the determination of income upon disposition of such inventories. Gains and losses on futures contracts used to hedge gold inventories valued at market were included in the determination of income. Because of the change in the Company's business and the manner in which it procures and sells gold jewelry as further discussed in Note D, the Company believes that it is no longer necessary to hedge its gold inventories. Therefore, during Fiscal 1996, the Company discontinued its hedging activities relating to gold inventories.

         (6) Inventories -- Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company records reserves for lower of cost or market, damaged goods, and obsolete and slow-moving inventory.

         Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory. The amount of these costs included in inventory as of February 1, 1997 and February 3, 1996 was $4.5 million and $5.7 million, respectively.

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

         (9) Net Income/(Loss) Per Common Share -- Net income/(loss) per common share is based upon the weighted average number of shares of common stock outstanding in each period, adjusted for the dilutive effects, if any, of options granted under the Company's option plans and outstanding warrants to purchase the Company's common stock.

        (10) Cash and Cash Equivalents -- The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         (11) Cost in Excess of Fair Value of Assets Acquired ("Goodwill") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill is being amortized using the straight line method over 20 years. Goodwill for the three recently acquired Manhattan Diamonds stores is being amortized using the straight line method over the remaining terms of the leases for the locations which range from 14 months to 39 months. Accumulated amortization related to Goodwill at February 1, 1997 and February 3, 1996 was approximately $1.4 million and $.7 million, respectively.

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

         (14) Advertising costs are charged to expense as incurred. Advertising expense was $1.0 million, $2.8 million, and $2.4 million in Fiscal 1996, 1995 and 1994, respectively.

         (15) The Company adopted the following Statements of Financial Accounting Standards ("SFAS") during Fiscal 1996, which did not have a significant effect on financial position and results of operations.

         SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell.

         SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles

Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. The Company has continued to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation and has provided the required disclosures in Note N.

         (16) Reclassifications - Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

D.       Accounting Change

         The Company has determined that the cost method, determined on a first-in, first-out (FIFO) basis is a more appropriate method for accounting for its inventory of gold jewelry merchandise. The Company currently buys predominantly gold jewelry finished goods which are sold on a retail basis, whereas previously the Company primarily purchased raw materials, including gold bullion, to be used in the manufacturing of gold jewelry which was sold predominantly on a wholesale basis. Because of the change in the Company's business and the manner in which gold jewelry merchandise is procured and sold, the Company believes that accounting for such inventory on the FIFO cost method results in a better matching of costs with revenues. The Company now uses the FIFO cost method for all of its inventories and believes that FIFO cost is the method primarily used by similar companies in the retail industry to account for inventories. Therefore, the Company has changed the method of accounting for its gold jewelry inventory to the FIFO cost method from market value. The cumulative effect of the change on retained earnings as of February 3, 1996 was not significant due to the effects of gold commodities futures contracts used by the Company to hedge gold inventories, including gold jewelry-related merchandise. Also, the effect of the change on consolidated net income for the fifty-two weeks ended February 1, 1997 was not significant.

E.       Inventories:

         Inventories are summarized as follows:

                                                            February 1,                 February 3,
                                                               1997                        1996
                                                               ----                        ----
                                                                (amounts shown in thousands)
                                                     Company         Held on        Company       Held on
                                                      Owned        Consignment       Owned      Consignment
                                                      -----        -----------       -----      -----------


 Precious and semi-precious gem jewelry-
     related merchandise (and
     associated gold):
     Raw materials                                    $ 6,257        $  ---         $ 6,488        $  ---
     Finished goods                                    39,054         1,378          42,083         1,395
 Gold jewelry-related merchandise:
     Finished goods                                    12,639           705          15,791           206
 Watches                                               10,414           ---          13,131           ---
 Other consumer products                               11,529           ---          17,993           ---
                                                      -------        ------         -------        ------
                                                      $79,893        $2,083         $95,486        $1,601
                                                      =======        ======         =======        ======


F.       Property:

         The components of property are as follows:

                                                   February 1,      February 3,
                                                     1997              1996
                                                     ----              ----
                                                   (amounts shown in thousands)

  Land                                            $  4,171           $  4,171
  Buildings                                          9,819             10,792
  Furniture and fixtures                            34,827             32,443
  Leasehold improvements                               721              1,205
  Automobiles and trucks                               497                528
                                                  --------           --------
                                                    50,035             49,139
  Less accumulated depreciation                    (28,554)           (23,196)
                                                  --------           --------
                                                  $ 21,481           $ 25,943
                                                  ========           ========

         The Company's former corporate headquarters building is held for sale. The carrying value has been reduced to the estimated fair value, less cost of disposal, of $3,000,000 as of February 1, 1997.

         Depreciation expense for Fiscal 1996, Fiscal 1995 and Fiscal
1994 was approximately $5.3 million, $5.7 million and $5.5 million respectively.

G.       Financing Arrangements

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

         On May 31, 1995, the Company entered into an amended and restated senior note agreement that provided, among other things, for the Company to immediately prepay $8.5 million in principal amount of the notes. The notes as amended, (the "amended notes") were scheduled to mature on February 1, 1998, were secured and bore interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. In compliance with the amended agreement, an additional payment of $9 million was made February 1, 1996. Another principal payment in the amount of $10 million was payable on February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement. During the second quarter of Fiscal 1996 the Company prepaid the $17.5 million balance due on the senior notes in conjunction with the signing of an amended Working Capital Facility as discussed below.

         On May 31, 1995 the Company replaced its previous revolving bank credit facility with a Working Capital Facility with GBFC, Inc. (an affiliate of Gordon Brothers, Inc.) and Foothill Capital Corporation which provides for a $30 million secured revolving bank credit facility. On July 15, 1996 the Company amended its Working Capital Facility increasing the amount available to $40 million. Availability under the amended Working Capital Facility is determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility terminates on May 31, 1998 and bears interest at an annual rate of The First National Bank of Boston's base rate plus .25% which was decreased from the original agreement of base plus 1.50%. The Company is required to pay a fee of $450,000 annually to the lenders, which will be reduced to $400,000 in May 1997, and an administration fee of $11,000 monthly.

         Further, the Company granted to the noteholders warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock at an initial purchase price per share of $2.25. The noteholder warrants were scheduled to vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997, and 30% on July 31, 1997. As a result of the prepayment of the senior notes discussed above, warrants to purchase 1,212,764 shares were cancelled. The vested noteholder warrants expire May 31, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock with exercise prices ranging from $3.25 to $4.00 per share. All of these warrants were recorded at their fair value at the date issued and included in deferred financing costs. When the actual number of warrants to become vested was determined upon the prepayment of the senior notes, the carrying amount of the cancelled warrants was reversed.

         The agreements related to the amended Working Capital Facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It also limits capital expenditures and the incurrence of additional debt and prohibits payment of dividends. Substantially all of the Company's assets are subject to a blanket lien in accordance with the agreement related to the amended working capital facility.

         Information concerning the Company's short-term borrowings follows:

                                             Fifty-two      Fifty-three       Fifty-two
                                            Weeks Ended     Weeks Ended      Weeks Ended
                                            February 1,     February 3,      January 28,
                                               1997            1996             1995
                                               ----            ----             ----
                                                     (dollars shown in thousands)
  Maximum borrowings outstanding
      during the period.....................  $4,100        $14,717           $39,750
  Average outstanding balance
      during the period                          193          1,162             9,239
  Weighted average interest rate
  for the period                                 8.5%         10.25%             8.61%

  H. Income Taxes:

  The significant items comprising the Company's net deferred taxes as of February 1, 1997 and February 3, 1996 are as follows:

                                                            February 1,       February 3,
                                                              1997                1996
                                                              ----                ----
                                                            (amounts shown in thousands)

 Deferred Tax Liabilities:

      Difference between book and
          tax basis of property                               $ 1,315           $ 1,454
      Other                                                       ---               575
                                                              -------           -------
                                                              $ 1,315           $ 2,029
                                                              -------           -------
  Deferred Tax Assets:

      Sales returns and doubtful accounts
          allowances not currently deductible                   1,033               887
      Inventory reserves not currently deductible               2,095             1,918
      Federal net operating loss and tax
          credit carryforward                                  18,763            19,026
      State net operating loss carryforward                     2,868             4,291
      Other                                                       363               ---
                                                              -------           -------
                                                               25,122            26,122
                                                              -------           -------

      Valuation allowance                                      23,807            24,093
                                                              -------           -------

      Net Deferred Tax Asset/Liability                        $   ---           $   ---
                                                              =======           =======

      The components of income/(loss) before income taxes are as follows:

                                                      Fifty-two                     Fifty-three                Fifty-two
                                                     Weeks Ended                    Weeks Ended               Weeks Ended
                                                     February 1,                    February 3,               January 28,
                                                        1997                           1996                      1995
                                                        ----                           ----                      ----
                                            (amounts shown in thousands)

         Domestic                                     $ 2,601                         $  (702)                  (70,650)
         Foreign                                       (1,686)                         (2,610)                   (4,054)
                                                      -------                         -------                  --------
                                                      $   915                         $(3,312)                 $(74,704)
                                                      =======                         =======                  ========

   The components of the provision for income taxes consist of the following:

                                                      Fifty-two                    Fifty-three                  Fifty-two
                                                     Weeks Ended                   Weeks Ended                 Weeks Ended
                                                     February 1,                   February 3,                 January 28,
                                                        1997                          1996                        1995
                                                        ----                          ----                        ----
                                            (amounts shown in thousands)

        Current:
        Federal                                        $ 97                          $ ---
        State                                             6                            ---
        Foreign                                          51                            130                          353
                                                       ----                            ---                          ---
                                                        154                            130                          353
                                                       ----                            ---                          ---

         The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

                                                          Fifty-two                    Fifty-three            Fifty-two
                                                         Weeks Ended                   Weeks Ended           Weeks Ended
                                                         February 1,                     February 3,           January 28,
                                                            1997                          1996                  1995
                                                            ----                          ----                  ----
  Statutory rate                                            35.0%                         35.0%                 35.0%
  Benefit of graduated rates                                (1.0)                         (1.0)
  State taxes (net of
  federal benefit)                                           1.2                           1.1
  Tax effect of
    foreign subsidiaries                                     ---                         (31.1)                  (.5)
  Valuation allowance                                      (31.3)                         (9.1)                (35.0)
  Other deductible expenses                                 13.0                           1.2                   ---
                                                           -----                         -----                 -----
                                                            16.9%                         (3.9%)                 (.5)
                                                           =====                         =====                 =====

         The Company has a Federal net operating loss carryforward of approximately $52.2 million and a state net operating loss carryforward of approximately $62.1 million. The Federal net operating loss carry forward expires beginning in 2008 through 2011 and the state net operating loss carry forward expires beginning in 1998 through 2011. The Company also has an alternative minimum tax credit carryforward of approximately $937,000 to offset future regular federal income taxes. The valuation allowance has been recorded to fully offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

         At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The benefit to the Company amounted to approximately $1.2 million or $0.05 per share in Fiscal 1994. The effect in Fiscal 1996 and Fiscal 1995 was not material. The "approved enterprise" tax benefit is available to EDI until the year 2000.

         The Company has not provided Federal and state income taxes on approximately $3.1 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at February 1, 1997 approximates $1.2 million exclusive of any benefit from utilization of foreign tax credits. At February 1, 1997, the Company has approximately $2.1 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.

I.       Commitments and Contingencies:

     (1) As discussed in Note G, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005. Additionally, the Company has warrants outstanding to purchase 700,000 shares of common stock at $24.70 per share which expire December 16, 1998.

     (2) The Company has non-cancelable leases for retail space in six locations through October 2002. The Company also has operating leases for copiers, postage machines, and computer equipment. Minimum lease commitments subsequent to February 1, 1997 are as follows:

             1997..........$  898,127
             1998..........$  770,609
             1999..........$  540,247
             2000..........$  345,030
             2001..........$  241,322
             Thereafter....$  204,897
                           ----------
                           $3,000,232
                           ==========

J.       Legal Proceedings:

         The Company is from time to time involved in litigation incidental to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that any litigation currently pending to which the Company is a party will not have a material adverse effect on the Company's financial position.

K.       Geographic Information

         The Company operates in three principal geographic areas, the United States, Israel and Mexico. Net sales to unaffiliated customers by U.S.-based operations are made primarily into the United States. Net sales to unaffiliated customers by Israel-based operations are made primarily into Europe. Net sales to unaffiliated customers by Mexico-based operations are made primarily into Mexico. Transfers have been eliminated from consolidated net sales. Financial information, summarized by geographic area, is as follows (in thousands):

  Fifty-two weeks ended
  February 1, 1997
                                         United States       Israel           Mexico         Eliminations    Consolidated
Net Sales
  Unaffiliated Customers                  232,902             7,344            2,833               --            243,079
  Transfers to other geographic areas        --              16,055             --              (16,055)            --
                                         --------          --------           ------           --------         --------
    Total Net Sales                       232,902            23,399            2,833            (16,055)         243,079
                                         ========          ========           ======           ========         ========

Income/(loss) before taxes                  2,692            (2,465)             517                171              915
                                         ========          ========           ======           ========         ========

Identifiable assets                       130,353            12,138            6,101             (9,207)         139,385
                                         ========          ========           ======           ========         ========

Fifty-three weeks ended
February 3, 1996

Net Sales
  Unaffiliated Customers                  242,483             8,652            2,869               --            254,004
  Transfers to other geographic areas        --              19,806            1,596            (21,402)            --
                                         --------          --------           ------           --------         --------
    Total Net Sales                       242,483            28,458            4,465            (21,402)         254,004
                                        =========          ========           ======           ========         ========

Income/(loss) before taxes                   (702)           (1,721)           1,404             (2,293)          (3,312)
                                        =========          ========           ======           ========         ========

Identifiable assets                       149,021            14,483            4,350            (14,681)         153,173
                                        =========          ========           ======           ========         ========

Fifty-two weeks ended
January 28, 1995

Net Sales
  Unaffiliated Customers                  284,605             7,135           13,945               --            305,685
  Transfers to other geographic areas        --              28,533             --              (28,533)            --
                                         --------          --------           ------           --------         --------
    Total Net Sales                       284,605            35,668           13,945            (28,533)         305,685
                                         ========          ========           ======           ========         ========

Income/(loss) before taxes                (70,650)            4,979           (3,282)            (5,751)         (74,704)
                                         ========          ========           ======           ========         ========

Identifiable assets                       178,177            13,477            9,851            (14,753)         186,752
                                         ========          ========           ======           ========         ========

L.       Other Charges

         In Fiscal 1996, the Company recorded $5.6 million in other charges as discussed below.

         In May 1996 the Company's President and Chief Executive Officer resigned and the Company made approximately $2 million in severance payments.

         Also during the second quarter, the Company recorded a write-off of $630,000 of financing costs in connection with the prepayment of its senior notes as further discussed in Note G.

         During the fourth quarter, the Company recorded a $1.5 million write-down of the carrying value of its former corporate headquarters building which is currently held for sale. The Company also recorded a $1.5 million provision for the closing of two of its Jewelry Depot locations which includes a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets which will be disposed.

         The following is the composition of Other Charges in Fiscal 1994(in thousands):

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

         In 1991 and 1992, the Company experienced increases in its watch business, with watches accounting for 34% and 38% respectively, of net sales. A significant portion of these sales increases occurred in promotional events at lower price points. In subsequent years, sales of watches decreased to 26% of net sales in 1993 and 22% in Fiscal 1994, and further decreases were expected. These decreases, as well as the related decline in profitability from sales of watches were caused by a number of factors, including: (a) increased competition as watches at lower price points became increasingly available, resulting in higher levels of returns and lower gross margin; (b) marketing promotions of lower price point watches became ineffective; (c) private label and designer brand name watch programs with lower price points were unsuccessful; (d) efforts to expand the wholesale watch business were not successful; and (e) the inventory of watches became overstocked and the amount of watches in need of repair increased, resulting in increased costs. In addition, as discussed in Note B, in 1993 the Company became primarily a retailer, and now operates leased jewelry departments in all Sam's locations. During 1994, Sam's notified the Company that it wanted the Company to eliminate lower end watches from the departments, and to instead offer primarily recognized brands at higher price points.

         These circumstances caused an evaluation of the wholesale watch business in the latter half of 1994, and in the fourth quarter the Company made the decision to close its wholesale watch division and liquidate the related inventory as soon as practicable, resulting in significant inventory reserves as discussed below. All key personnel from Big Ben '90 left the Company by year end. The Company now sells primarily recognized brand watches at higher price points in the leased departments at Sam's. Also, while the Company will continue to purchase watches in parallel markets, the sources and styles of the merchandise purchased are different from those in Big Ben '90.

         As a result of the events described above, as well as the decisions, actions and plans of management, the Company concluded that it had not retained any of the valuable elements of the Big Ben '90 acquisition. Also, the Company projected, based on management's best estimate of future operating results for its watch business, that none of the remaining balance of Goodwill arising from the Big Ben '90 acquisition was recoverable. Accordingly, the remaining balance of such Goodwill of $23.8 million was written off as of January 28, 1995.

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

(3) In connection with the closing of the wholesale watch division, changes in executive management and the reduction in the number of personnel, the Company made payments to and provided for severance for terminated employees and the settlement of certain employment contracts, aggregating $2.7 million.
In addition, cash payments of $0.8 million were made to buy-out the unvested portions of bonus stock awards, resulting in a $0.3 million charge to expense, and the related remaining amount of deferred compensation was eliminated by charging additional paid-in-capital.

(4) As discussed in Note G, in Fiscal 1994 the Company did not comply with certain covenants in the agreements related to the senior notes payable, as well as its then existing bank credit facility, and financing costs of $2.3 million incurred primarily in connection with these original agreements were charged to expense. Additionally, the Company settled the termination of the lease department agreement with Pace Membership Warehouse, Inc., which resulted in a $1.7 million recovery of previously accrued expenses.

M.       Acquisition of Manhattan Diamond Stores:

         On September 30, 1996 the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet stores located in the Gurnee Mills, Potomac Mills and Orlando Belz outlet malls. The purchase price for the stores was $500,000, of which $70,000 was for all store fixtures and $430,000 was allocated to goodwill. Both of these amounts are being amortized over the remaining terms of the respective store leases which range from 14 months to 39 months. Pro forma effects of the results of operations resulting from the acquisition of these stores is not materially different from the Company's historical results.

N.       Stock Benefit Plans:

         As of February 1, 1997 the Company had 2,211,367 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

         Options granted to date generally become exercisable from six months to three years after the date of grant, provided that the individual is continuously employed by the Company, or in the case of directors, remains on the board of directors. All options generally expire no more than ten years after the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

         In June 1987, the Board of Directors approved an Employee Stock Purchase Plan, which permits eligible employees to purchase common stock from the Company at 85% of its fair market value through regular payroll deductions.

         A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 34,748, 35,372 and 19,065 shares were issued during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

RETIREMENT SAVINGS PLAN

         In December 1992, the Board of Directors approved a Retirement Savings Plan, which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock or cash contribution of 25% of the employee's pretax contribution, up to 4% of the employees compensation, in any calendar year.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 1996 and Fiscal 1995 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:

                                  Fiscal       Fiscal
                                   1996         1995
                                   ----         ----
Net income/(loss) (in thousands)
     As reported                   $ 761      $(3,442)
     Proforma                      $(147)     $(4,253)
Income/(loss) per share
     As reported                   $ .03      $  (.13)
     Proforma                      $(.01)     $  (.17)

         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995; expected volatility of 65% for both years, risk-free interest rate of 6.53% for both years, expected lives of approximately five years for both years; and a dividend yield of zero for both years. The weighted average fair values of options granted during Fiscal 1996 and Fiscal 1995 were $1.36 and $1.55 respectively.

         The following is a summary of the activity in the option plans during Fiscal 1996, Fiscal 1995 and Fiscal 1994:

                                             Fiscal                      Fiscal                          Fiscal
                                              1996                        1995                            1994
                                              ----                        ----                            ----
                                                 Weighted Avge.              Weighted Avge.                  Weighted Avge.
                                       Shares   Exercise Price    Shares    Exercise Price      Shares      Exercise Price
                                       ------   --------------    ------    --------------      ------      ---------------
Outstanding at beginning of year     4,641,126       $6.02       4,085,146       $7.56        1,882,785         $10.95
Granted                                175,000        2.24       1,628,300        2.55        2,302,210           4.89
Canceled                              (479,750)       4.31      (1,072,320)       6.64          (99,849)          9.85
Exercised                              (21,334)       2.51               0           0                0              0
                                     ---------        ----       ---------        ----        ---------           ----

Outstanding at end of year           4,315,042       $6.07       4,641,126       $6.02        4,085,146         $ 7.56
                                     =========       =====       =========       =====        =========         ======

         A summary of the status of the option plans as of February 1, 1997 is presented below:


                                        Options Outstanding             Options Exercisable
                                        -------------------             -------------------
                                     Weighted Avge.    Weighted                             Weighted
 Range of                              Remaining        Average                             Average
 Exercise              Number       Contractual Life   Exercise             Number          Exercise
 Prices              Outstanding        (in years)       Price           Exercisable         Price
---------------------------------------------------------------------------------------------------
$  2.09-3.09          1,364,034            8.6          $ 2.49             535,116          $ 2.55
   3.10-4.64            627,000            8.0            3.96             445,667            3.94
   4.65-6.95            947,435            7.3            5.04             424,056            5.08
  6.96-10.43            651,139            5.9            8.99             642,522            8.99
 10.44-15.64            675,434            5.1           12.99             675,434           12.99
 15.65-19.63             50,000            6.2           18.43              50,000           18.43
------------          ---------            ---          ------           ---------          ------
$ 2.06-19.63          4,315,042            7.2          $ 6.07           2,772,795          $ 7.48
============          =========            ===          ======           =========          ======

O.       Fair Value of Financial Instruments:

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

         (1) Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses. The carrying amounts of these items are a reasonable estimate of their fair values.

         (2) Long Term Debt - The present value of the future principal and interest payments on the senior notes issued in October 1992 is used to estimate fair value for this debt which is not quoted on an exchange. The notes had a net book value at February 3, 1996 of $17.5 million and an estimated fair value at February 3, 1996 of approximately $18.4 million.

         (3) Gold Futures Contracts -- The fair value of gold futures contracts is the amount at which they could be settled, based on market prices on commodity exchanges. At February 3, 1996, open gold futures contracts are included in the consolidated financial statements at their fair value which approximated $221,000 which represented an asset.

P.       Selected Quarterly Financial Data (unaudited):

                                             Thirteen Weeks Ended
                                             --------------------
                                   (In thousands, except per share data)
                              May 4,       August 3,    November 2,     February 1,
                              1996           1996           1996          1997
                              ----           ----           ----          ----

Net Sales                   $47,449        $55,152        $44,706        $95,772
Gross Profit                  9,710         12,092          9,860         27,781
Net income (loss)            (5,071)        (1,177)        (2,910)         9,919
Net income (loss) per
 Common Share                 (0.20)         (0.05)         (0.11)          0.38


                                        Thirteen Weeks             Fourteen Weeks
                                            Ended                      Ended
                           --------------------------------------  --------------
                           April 29,     July 29,     October 28,     February 3,
                             1995          1995          1995             1996
                             ----          ----          ----             ----
                                    (In thousands, except per share data)
Net Sales                   $50,018      $55,452      $46,209          $102,325
Gross Profit                  7,384       11,048       10,349            25,644
Net income (loss)            (5,775)      (1,886)      (2,933)            7,152
Net income (loss) per
 Common Share                  (.22)        (.07)        (.11)              .28

-----------------

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

Independent Auditors' Report.

Consolidated Balance Sheets - February 1, 1997 and February 3, 1996.

Consolidated Statements of Operations - Fifty-two Weeks Ended February 1, 1997, Fifty-three Weeks Ended February 3, 1996 and Fifty-two Weeks Ended January 28, 1995.

Consolidated Statements of Stockholders' Equity - Fifty-two Weeks Ended February 1, 1997, Fifty-three Weeks Ended February 3, 1996 and Fifty-two Weeks Ended January 28, 1995.

Consolidated Statements of Cash Flows - Fifty-two Weeks Ended February 1, 1997, Fifty-three Weeks Ended February 3, 1996 and Fifty-two Weeks Ended January 28, 1995.

(a)(2) Financial Statement Schedules. The following is the financial statement schedule filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are included or incorporated by reference as indicated in this Form 10-K:

  EXHIBIT
  Number                Description
  ------                -----------

    3.1  -   Certificate of Incorporation. Incorporated by reference from
             Company's Form S-1 (No. 33-15347) declared effective in August
             1987.

    3.2  -   Bylaws. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

    4.1  -   Specimen Certificate. Incorporated by reference from
             Company's Form 10-K filed in March 1991.

    4.2  -   Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated
             by reference from Company's Form 10-K filed in March 1991.

    4.3  -   Jan Bell Marketing, Inc. Employee Stock Purchase Plan.
             Incorporated by reference from Company's Form 10-K filed in
             March 1991.

    4.4  -   Jan Bell Marketing, Inc. 1991 Stock Bonus Plan. Incorporated
             by reference from Company's Definitive Proxy Statement filed in April 1991.

    4.5  -   Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated
             by reference from Company's Definitive Proxy Statement filed in April 1993.

    4.6  -   Rights Agreement dated November 21, 1996 incorporated by
             reference from Form 8-K filed November 21, 1996.

   10.1  -   Employment Agreement dated August 1, 1994 between Richard
             Bowers and the Company. Incorporated by reference from
             Company's Form 10-K filed May 15, 1995.

   10.2  -   Form of Indemnification Agreement. Incorporated by reference from Company's Form S-1 (No. 33-26947) declared effective in
             February 1989.

   10.3  -   Agreement with Sam's dated July 19, 1993. Incorporated by
             reference from Company's 8-K filed in July 1993.

   10.4  -   Addendum to Sam's Agreement dated July 19, 1993. Incorporated by reference from Company's 10-K filed in April 1994.


    10.5  -  Loan and Security Agreement between GBFC, Inc. and JBM Retail
             Company, Inc. dated May 31,1995. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

    10.6 - Third Amendment to Loan and Security Agreement incorporated by reference from Form 10-Q filed September 17, 1996.

    10.7  -  Warrant Agreement dated May 31, 1995 between the Company and
             Various Lenders. Incorporated by reference from Company's Form
             10-K/A filed in May 1995.

    10.8  -  Warrant Agreement dated May 31, 1995 between the Company,
             GBFC, Inc. and Foothill Capital Corporation. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

    21.1  -  Subsidiaries of Registrant:

             Wholly-owned subsidiaries of the Company include JBM Venture
             Co., Inc., JBM Retail Company, Inc., Delaware corporations,
             Regal Diamonds Ltd., an Israeli company, Exclusive Diamonds
             International, Ltd., an Israeli company, Jan Bell de Mexico,
             S.A. de C.V., and Elico Mexicana, a Mexican corporation, and Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation.

    23.1  -  Consent of Deloitte & Touche LLP

    27.1  -  Financial Data Schedule (for S.E.C. use only).

    (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter ending February 1, 1997 as follows:

             None

                                   SCHEDULE II


                            JAN BELL MARKETING, INC.
                      VALUATION AND QUALIFICATION ACCOUNTS
                          (Amounts shown in thousands)

                                                                      Charged to
                                                  Beginning            Costs and                               Ending
Description                                        Balance             Expenses           Deductions           Balance
-----------                                        -------             --------           ----------           -------
January 28, 1995
    Allowance for Doubtful
       Accounts                                     $   725              $    83             $   363            $   445

    Allowance for Sales
       Returns                                        2,880               10,699               8,394              5,185

    Inventory Allowances                              2,000               21,236               2,000             21,236

February 3, 1996
    Allowance for Doubtful
       Accounts                                         445                4,252               3,995                702

    Allowance for Sales
       Returns                                        5,185                  643               5,828                  0

    Inventory Allowances                             21,236                6,171              21,100              6,307

February 1, 1997
    Allowance for Doubtful
       Accounts                                         702                  925                 188              1,439

    Inventory Allowances                              6,307                3,898               5,063              5,142

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                           JAN BELL MARKETING, INC.

Date: May 2, 1997                         By:  /s/ Isaac Arguetty
                                               -------------------------------
                                               Isaac Arguetty,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                      CAPACITY                            DATE
---------                      --------                            ----

/s/ Isaac Arguetty             Chairman of the Board,           May 2, 1997
----------------------         Chief Executive Officer
Isaac Arguetty

/s/ David Boudreau             Chief Financial Officer          May 2, 1997
----------------------         and Senior Vice President of
David Boudreau                 Finance & Treasurer


/s/ Haim Bashan                Director                         May 2, 1997
----------------------
Haim Bashan

/s/ Gregg Bedol                Director                         May 2, 1997
----------------------
Gregg Bedol

/s/ Tom Epstein                Director                         May 2, 1997
----------------------
Tom Epstein

/s/ Sidney Feltenstein         Director                         May 2, 1997
----------------------
Sidney Feltenstein

/s/ Peter Offermann            Director                         May 2, 1997
----------------------
Peter Offermann

/s/ Robert Robison             Director                         May 2, 1997
----------------------
Robert Robison

                                INDEX TO EXHIBITS



EXHIBIT                                                       SEQUENTIALLY
Number            Description                                 NUMBERED PAGE
------            -----------                                 -------------

                  SEE PAGE __ FOR A COMPLETE LIST OF
                  EXHIBITS FILED, INCLUDING EXHIBITS
                    INCORPORATED BY REFERENCE FROM
                      PREVIOUSLY FILED DOCUMENTS.

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

  23.1            Consent of Deloitte & Touche LLP

  27.1            Financial Data Schedule (for S.E.C. use only).
