Form 10-Q
period 1997-05-03
JAN BELL MARKETING INC
filed 1997-06-17
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Thirteen Weeks Ended May 3, 1997

                          Commission File Number 1-9647


                            JAN BELL MARKETING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                             59-2290953
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                 14051 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (954) 846-2703
                                 --------------
              (Registrant's telephone number, including area code)

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

                   25,894,610 COMMON SHARES ($.0001 PAR VALUE)
                              AS OF JUNE 13, 1997

                                    FORM 10-Q
                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED MAY 3, 1997


                                TABLE OF CONTENTS

                                -----------------


PART I:  FINANCIAL INFORMATION                                                                        PAGE NO.
         Item 1. Consolidated Financial Statements
                  A. Consolidated Balance Sheets.........................................................3
                  B. Consolidated Statements of Operations...............................................4
                  C. Consolidated Statements of Cash Flows...............................................5
                  D. Notes to Consolidated Financial Statements..........................................6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................................................9


PART II: OTHER INFORMATION

         Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports
                   on Form 8-K .........................................................................12



                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                 May 3,        February 1,
                                                  1997            1997
                                                 ------        -----------
                                               (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                      $  26,143       $  23,525
Accounts receivable, net                           4,788           6,162
Inventories                                       91,423          79,893
Other current assets                               1,171           1,260
                                               ---------       ---------
    Total current assets                         123,525         110,840
Property, net                                     20,393          21,481
Goodwill                                           2,761           2,860
Other assets                                       3,791           4,204
                                               ---------       ---------
                                               $ 150,470       $ 139,385
                                               =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                               $  22,303       $   8,222
Accrued expenses                                   5,136           5,790
                                               ---------       ---------
     Total current liabilities                 $  27,439       $  14,012

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,894,610 and 25,894,428 shares
  issued and outstanding                               3               3
Additional paid-in capital                       180,448         180,448
Accumulated deficit                              (55,645)        (53,338)
Foreign currency translation
  adjustment                                      (1,775)         (1,740)
                                               ---------       ---------
                                                 123,031         125,373
                                               ---------       ---------
                                               $ 150,470       $ 139,385
                                               =========       =========






                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                             Thirteen Weeks       Thirteen Weeks
                                                  Ended               Ended
                                               May 3, 1997         May 4, 1996
                                             --------------       --------------
                                                         (Unaudited)
Net sales                                     $     46,977       $     47,449

Cost of sales and
  occupancy costs                                   36,634             37,739
                                              ------------       ------------
Gross profit                                        10,343              9,710

Store and warehouse
  operating and selling expenses                     7,592              7,811
General and administrative expenses                  3,387              2,760
Other charges                                         --                1,866
Depreciation and amortization                        2,017              2,226
Currency exchange loss                                --                    5
                                              ------------       ------------

Operating loss                                      (2,653)            (4,958)
Interest and other income                              390                390
Interest expense                                      --                  527
                                              ------------       ------------

Loss before income taxes                            (2,263)            (5,095)
Income tax provision (benefit)                          44                (24)
                                              ------------       ------------


Net loss                                      $     (2,307)      $     (5,071)
                                              ============       ============

Net loss per common share                     $      (0.09)      $      (0.20)

Weighted average shares outstanding             25,894,541         25,838,424







                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                                         Thirteen Weeks    Thirteen Weeks
                                                             Ended             Ended
                                                          May 3, 1997       May 4, 1996
                                                         --------------    --------------
                                                                   (Unaudited)
Cash flows from operating activities:
  Cash received from customers                               $ 48,341       $ 49,146
  Cash paid to suppliers and employees                        (45,424)       (44,954)
  Interest and other income received                              390            390
  Interest paid                                                    --           (547)
  Income taxes (paid) refunded                                   (117)            20
                                                             --------       --------

Net cash provided by operating activities                       3,190          4,015

Cash flows from investing activities:
   Capital expenditures                                          (563)          (131)
                                                             --------       --------
Net cash (used in) investing activities                          (563)          (131)


Effect of exchange rate changes                                    (9)             4
                                                             --------       --------

Net increase in cash and cash equivalents                       2,618          3,888
Cash and cash equivalents at beginning of period               23,525         14,955
                                                             --------       --------
Cash and cash equivalents at end of period                   $ 26,143       $ 18,843
                                                             ========       ========

Reconciliation of net loss to net cash provided by
  operating activities:
Net loss                                                     $ (2,307)      $ (5,071)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                2,017          2,226
   Currency (gain) loss                                            --              5
                                                             --------       --------
   (Increase) Decrease in assets:
      Accounts receivable (net)                                 1,364          1,697
      Inventories                                             (11,542)        (3,961)
      Other                                                       231           (124)
   Increase (Decrease) in liabilities:
      Accounts payable                                         14,081          7,443
      Accrued expenses                                           (654)         1,800
                                                             --------       --------
Net cash provided by operating activities                    $  3,190       $  4,015
                                                             ========       ========







                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.  Unaudited Financial Statements

         The Company's financial statements as of May 3, 1997 and for the thirteen week periods ended May 3, 1997 and May 4, 1996 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 3, 1997 and May 4, 1996 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

         The accompanying financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 1, 1997.

B.  Relationship with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen weeks ended May 3, 1997, approximately 93% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

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

C.  New Accounting Pronouncement

         The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the thirteen weeks ending January 31, 1998. SFAS No. 128 "Earnings Per Share" establishes financial accounting and reporting standards for earnings per share. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement and is effective for financial statements issued for periods ending after December 15, 1997. As a result of the Company's net loss for the thirteen weeks ended May 3, 1997 and the thirteen weeks ended May 4, 1996, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying condensed consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


C.  Inventories:

         Inventories are summarized as follows:

                                                            May 3,                          February 1,
                                                             1997                              1997
                                                            ------                          -----------
                                                                  (amounts shown in thousands)

                                                   Company          Held on          Company          Held on
                                                    Owned         Consignment         Owned         Consignment
                                                   -------        -----------        -------        -----------
     Precious and semi-precious gem jewelry-
         related merchandise (and
         associated gold):
         Raw materials                            $  9,183          $   --          $  6,257          $   --
         Finished goods                             41,199           1,649            39,054           1,378
     Gold jewelry-related merchandise:
         Finished goods                             16,058              67            12,639             705
     Watches                                        11,019              --            10,414              --
     Other consumer products                        13,964              --            11,529              --
                                                  --------          ------          --------          ------
                                                  $ 91,423          $1,716          $ 79,893          $2,083
                                                  ========          ======          ========          ======



D.  Income Taxes

         The Company's provision (benefit) for income taxes for 1997 and 1996 is related to domestic operations and the operation of the foreign subsidiaries. The federal portion of the income tax provision relates to the federal alternative minimum tax. Federal and state tax benefits have not been recognized for the domestic loss for 1997 and 1996 due to the fact that all loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes," the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

E.  Other Charges

         Other charges for the thirteen weeks ended May 4, 1996 represent a provision for severance payments to the Company's former President and CEO. In June 1996, the Company reached a final agreement with this executive for such payments totaling $2.0 million.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's Form 10-K filed in May 1997.

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen weeks ended May 3, 1997, approximately 93% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement.

         Results of operations for the thirteen weeks ended May 3, 1997 reflect the Company's continued strategy to achieve expense savings at all levels. During this time the Company also has continued to implement merchandise strategies and selection offerings that allowed the Company to achieve higher gross margins in its leased departments. In addition, emphasis on cash management and inventory control systems has allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. The Company's efforts to reduce and better balance its inventory levels has resulted in improved inventory turns and reduced average inventory requirements. Management believes there is the possibility of additional opportunity for continued improvement in gross margins, operating cash flows and expense savings in its traditional core business with Sam's' Club. However, these opportunities are not believed to be as significant as those realized in previous Fiscal periods.

         Net sales were $47.0 million for the thirteen weeks ended May 3, 1997 compared to $47.4 million for the thirteen weeks ended May 4, 1996. Net sales in the retail locations for the thirteen weeks ended May 3, 1997 were $44.5 million compared to $44.0 million for the thirteen weeks ended May 4, 1996. Comparable retail sales for the thirteen weeks ended May 3, 1997 were $43.6 million compared to $43.5 million for the thirteen weeks ended May 4, 1996. The relative flatness of the sales trend demonstrated during the thirteen weeks ended May 3, 1997 is not expected to materially change during subsequent periods of Fiscal 1997.

         However, sales in the future may be adversely impacted by general economic conditions, the level of spending in the wholesale club environment and changes to the Company's existing relationship with Sam's. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

         Gross profit was $10.3 million or 22.0% of net sales for the thirteen weeks ended May 3, 1997 compared to $9.7 million or 20.5% of net sales for the thirteen weeks ended May 4, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin gem, gold and watch products in place of other lower margin products and categories and improvements as a percentage of sales in product handling costs and inventory shrinkage.

         Management recognizes that continued improvement in a combination of net sales growth, gross profit increase and expense reductions must be achieved for the Company to be profitable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         Store and warehouse operating and selling expenses were $7.6 million for the thirteen weeks ended May 3, 1997 compared to $7.8 million for the thirteen weeks ended May 4, 1996. The decrease in these expenses for the thirteen weeks ended May 3, 1997 compared to the thirteen weeks ended May 4, 1996 is primarily attributable to decreased Mother's Day holiday advertising expenses.

         General and administrative expenses were $3.4 million for the thirteen weeks ended May 3, 1997 compared to $2.8 million for the thirteen weeks ended May 4, 1996. The increase in these expenses for the thirteen weeks ended May 3, 1997 compared to the thirteen weeks ended May 4, 1996 is primarily attributable to increased professional fees related to the Company's strategic business development and legal matters.

         The Company incurred other charges of $1.9 million for the thirteen weeks ended May 4, 1996 which represented a provision for severance payments to the Company's former President and Chief Executive Officer. There were no other charges for the thirteen weeks May 3, 1997.

         The decrease in depreciation and amortization expense from $2.2 million for the thirteen weeks ended May 4, 1996 to $2.0 million for the thirteen weeks ended May 3, 1997 is primarily attributable to the decrease in amortization expense. The thirteen weeks ended May 4, 1996 included amortization costs related to the Company's Senior note financing. However, a significant amount of the costs were either written off or fully amortized prior to the thirteen weeks ended May 3, 1997.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen weeks ended May 3, 1997 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of May 3, 1997, cash and cash equivalents totaled $26.1 million, an increase of $2.6 million from February 1, 1997 which resulted primarily from the timing of vendor payments for inventory. The Company had no short-term borrowings under its $40 million working capital facility outstanding as of May 3, 1997.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen weeks ended May 3, 1997, the inventory increase of $11.5 million reflected a build up in anticipation of Mother's Day sales.

         For the remainder of Fiscal 1997, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in retail inventory. Capital expenditures for Fiscal 1997 are projected not to exceed $3 million.

         The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

         The Company believes that its cash on hand, projected cash from operations and availability under the working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1997. There can be no assurance that the Company's future operating results will be sufficient to sustain working capital needs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


NEW ACCOUNTING PRONOUNCEMENT

         The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the thirteen weeks ending January 31, 1998. SFAS No. 128 "Earnings Per Share" establishes financial accounting and reporting standards for earnings per share. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement and is effective for financial statements issued for periods ending after December 15, 1997. As a result of the Company's net loss for the thirteen weeks ended May 3, 1997 and the thirteen weeks ended May 4, 1996, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying condensed consolidated financial statements.

FUTURE OPERATING RESULTS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company is focusing on strategic business development and the Company incurred expenses for the initial phase of the project of approximately $800,000. A portion of those costs were expensed by the Company during the thirteen weeks ended May 3, 1997. The Company is currently unable to determine to what extent the strategies will be implemented or the impact of any potential growth opportunities on its future operating results or capital requirements.

         The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Company is focused on developing retail opportunities outside its traditional core business within Sam's Club.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following list of schedules and exhibits are incorporated by reference and indicated in this Form 10-Q:

         27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K:       None.

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


                                                   JAN BELL MARKETING, INC.
                                               --------------------------------
                                                         (Registrant)



                                          By:      DAVID P. BOUDREAU
                                               --------------------------------
                                               Senior Vice President of Finance
                                                        and Treasurer


Date:  June ___, 1997