Form 10-Q
period 1997-08-02
JAN BELL MARKETING INC
filed 1997-09-16
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended August 2, 1997

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

                                 (954) 846-2719
                                 --------------
              (Registrant's telephone number, including area code)

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

                   25,912,504 COMMON SHARES ($.0001 PAR VALUE)
                            AS OF SEPTEMBER 16, 1997

                                    FORM 10-Q
                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED AUGUST 2, 1997

                                TABLE OF CONTENTS

                                 -----------------


PART I:  FINANCIAL INFORMATION                                                          PAGE NO.

         Item 1. Consolidated Financial Statements

                  A. Consolidated Balance Sheets............................................3
                  B. Consolidated Statements of Operations..................................4
                  C. Consolidated Statements of Cash Flows..................................6
                  D. Notes to Consolidated Financial Statements.............................7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................9

PART II: OTHER INFORMATION

         Items 1, 2, 3 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 4. Submission of Matters to a Vote of Security Holders.......................14
         Item 6. Exhibits and Reports on Form 8-K..........................................14


                          PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                          August 2,     February 1,
                                                             1997          1997
                                                         -----------    -----------
                                                         (Unaudited)

                                    ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                  $  25,227    $  23,525
Accounts receivable, net                                       6,799        6,162
Inventories                                                   75,165       79,893
Other current assets                                           1,387        1,260
                                                           ---------    ---------
    Total current assets                                     108,578      110,840
Property, net                                                 19,630       21,481
Goodwill                                                       2,662        2,860
Other assets                                                   3,801        4,204
                                                           ---------    ---------
                                                           $ 134,671    $ 139,385
                                                           =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                           $   6,108    $   8,222
Accrued expenses                                               6,204        5,790
                                                           ---------    ---------
Total current liabilities                                     12,312       14,012



STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,912,504 and 25,894,428 shares
  issued and outstanding, respectively                             3            3
Additional paid-in capital                                   180,482      180,448
Accumulated deficit                                          (56,287)     (53,338)
Foreign currency translation adjustment                       (1,839)      (1,740)
                                                           ---------    ---------
                                                             122,359      125,373
                                                           ---------    ---------
                                                           $ 134,671    $ 139,385
                                                           =========    =========





                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                       Thirteen Weeks          Thirteen Weeks
                                                            Ended                  Ended
                                                       August 2, 1997          August 3, 1996
                                                       --------------          --------------
                                                                     (Unaudited)
Net sales                                              $    53,309             $    55,152

Cost of sales and
  occupancy costs                                           41,365                  43,060
                                                       -----------             -----------
Gross profit                                                11,944                  12,092

Store and warehouse
  operating and selling expenses                             8,056                   7,776
General and administrative expenses                          3,070                   2,348
Other charges                                                   --                     777
Depreciation and amortization                                1,828                   2,251
Currency exchange (gain)/loss                                    2                     (10)
                                                       -----------             -----------
Operating loss                                              (1,012)                 (1,050)
Interest and other income                                      433                     359
Interest expense                                                --                     457
                                                       -----------             -----------

Loss before income taxes                                      (579)                 (1,148)
Income tax provision                                            64                      29
                                                       -----------             -----------

Net loss                                               $      (643)            $    (1,177)
                                                       ===========             ===========
Net loss per common share                              $     (0.02)            $     (0.05)

Weighted average shares outstanding                     25,901,099              25,844,226







                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                      Twenty-Six Weeks        Twenty-Six Weeks
                                                            Ended                  Ended
                                                       August 2, 1997          August 3, 1996
                                                      ----------------        ----------------
                                                                     (Unaudited)

Net sales                                              $    100,286            $  102,602

Cost of sales and
  occupancy costs                                            77,999                80,799
                                                       ------------            ----------
Gross profit                                                 22,287                21,803

Store and warehouse
  operating and selling expenses                             15,648                15,587
General and administrative expenses                           6,457                 5,109
Other charges                                                    --                 2,643
Depreciation and amortization                                 3,845                 4,477
Currency exchange (gain)/loss                                     2                    (5)
                                                       ------------            ----------

Operating loss                                               (3,665)               (6,008)
Interest and other income                                       824                   749
Interest expense                                                 --                   984
                                                       ------------            ----------

Loss before income taxes                                     (2,841)               (6,243)
Income tax provision                                            108                     5
                                                       ------------            ----------

Net loss                                               $     (2,949)           $   (6,248)
                                                       ============            ==========

Net loss per common share                              $      (0.11)           $    (0.24)

Weighted average shares outstanding                      25,897,820            25,841,325






                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                               Twenty-Six Weeks            Twenty-Six Weeks
                                                                     Ended                      Ended
                                                                August 2, 1997              August 3, 1996
                                                               ----------------            -----------------
                                                                              (Unaudited)
Cash flows from operating activities:

  Cash received from customers                                   $  99,616                     $ 103,545
  Cash paid to suppliers and employees                             (97,391)                      (92,679)
  Interest and other income received                                   824                           749
  Interest paid                                                         --                          (984)
  Income taxes (paid) refunded                                          14                           (30)
                                                                 ---------                     ---------
Net cash provided by operating activities                            3,062                        10,601
                                                                 ---------                     ---------

Cash flows from investing activities:
  Capital expenditures                                                (987)                         (297)
                                                                 ---------                     ---------
Net cash used in investing activities                                 (987)                         (297)
                                                                 ---------                     ---------

Cash flows from financing activities:
  Net borrowings under line of credit                                   --                         2,100
  Debt repayment                                                        --                       (17,500)
  Other                                                               (366)                          100
                                                                 ---------                     ---------
Net cash (used in) financing activities                               (366)                      (15,300)
                                                                 ---------                     ---------

Effect of exchange rate on cash                                         (7)                          (25)
                                                                 ---------                     ---------
Net increase (decrease) in cash and cash equivalents                 1,702                        (5,021)
Cash and cash equivalents at beginning of period                    23,525                        14,955
                                                                 ---------                     ---------
Cash and cash equivalents at end of period                          25,227                     $   9,934
                                                                 =========                     =========

Reconciliation of net loss to net cash provided by (used
 in) operating activities:
Net loss                                                         $  (2,949)                    $  (6,248)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:

   Depreciation and amortization                                     3,845                         4,477
   Currency exchange (gain) loss                                         2                            (5)
   (Increase) Decrease in assets:
      Accounts receivable (net)                                       (670)                          943
      Inventories                                                    4,703                         5,481
      Other                                                           (164)                         (896)
   Increase (Decrease) in liabilities:
      Accounts payable                                              (2,120)                        7,202
      Accrued expenses                                                 415                          (353)
                                                                 ---------                     ---------
Net cash provided by (used in) operating activities              $   3,062                     $  10,601
                                                                 =========                     =========







                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Unaudited Financial Statements

         The Company's financial statements for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 1, 1997.

B.  Relationship with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001 with either party having the right to request one additional five year period, subject to appropriate notice provisions. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and twenty-six weeks ended August 2, 1997, approximately 90% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial future relationship beyond 2001. Both the Company and Sam's would like to evaluate the mix of responsibilities to take better advantage of their respective expertise's within the merchandising and retailing disciplines. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's intend to proceed in order to hopefully implement specific terms of a modified relationship prior to the expiration date.

         During Fiscal 1995, a dispute considered in nature and magnitude outside the normal course of business arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to certain claims by Sam's for credits for certain merchandise returns. The total difference between the amount of credits that Sam's originally claimed and the amount the Company believes is appropriate is approximately $6.7 million. The Company and Sam's have held discussions and negotiations regarding this matter; however, no final resolution has been reached. While the Company believes that no further amounts are owed to Sam's, the outcome remains uncertain. The financial statements do not include a provision for any loss that may result from the resolution of this matter.

                            JAN BELL MARKETING, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C.  Inventories:

         Inventories are summarized as follows:


                                                          August 2,                February 1,
                                                            1997                      1997
                                                            ----                      ----

                                                            (Amounts shown in thousands)
                                                     Company     Held on      Company      Held on
                                                      Owned    Consignment     Owned     Consignment
                                                    --------   -----------    -------    -----------
Precious and semi-precious gem jewelry
related merchandise (and associated gold):
   Raw materials                                    $  9,217     $     --     $ 6,257     $    --
   Finished goods                                     33,930        1,532      39,054       1,378
Gold jewelry-related merchandise                      11,971          293      12,639         705
Watches                                                9,140           55      10,414          --
Other consumer products                               10,907          261      11,529          --
                                                    --------     --------     -------     -------
                                                    $ 75,165     $  2,141     $79,893     $ 2,083
                                                    ========     ========     =======     =======

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

F.   Litigation

         The Company is presently a defendant in a lawsuit alleging copyright infringement in the procurement and sale of certain non-jewelry products. The general issues services involved in this lawsuit are now being reviewed in a separate case involving other parties by the United States Supreme Court, which is expected to rule in the first or second quarter of 1998. There can be no assurance as to the outcome or potential financial impact of these cases; however, adverse rulings could have significant negative financial impact as well as the potential of other similar liabilities involving other non-jewelry products.

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

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001 with either party having the right to request one additional five year period, subject to appropriate notice provisions. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and twenty-six weeks ended August 2, 1997, approximately 90% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial future relationship beyond 2001. Both the Company and Sam's would like to evaluate the mix of responsibilities to take better advantage of their respective expertise's within the merchandising and retailing disciplines. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's intend to proceed in order to hopefully implement specific terms of a modified relationship prior to the expiration date.

         Net sales were $53.3 million and $100.3 million for the thirteen and twenty-six week periods ended August 2, 1997 compared to $55.2 million and $102.6 million for the thirteen and twenty-six week periods ended August 3, 1996. Net sales in the retail locations for the thirteen and twenty-six week periods ended August 2, 1997 were $48.8 million and $93.3 million compared to $51.9 million and $95.8 million for the thirteen and twenty-six week periods ended August 3, 1996. Comparable retail sales for the thirteen and twenty-six week periods ended August 2, 1997 were $47.7 million and $91.3 million compared to $51.6 million and $95.1 million for the thirteen and twenty-six week periods ended August 3, 1996. The decline in revenues for the thirteen and twenty-six weeks ended August 2, 1997 is mainly attributable to decreases sales of in non-jewelry merchandise.

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

         Gross profit was $11.9 million or 22.4% of net sales for the thirteen weeks ended August 2, 1997 compared to $12.1 million or 21.9% of net sales for the thirteen weeks ended August 3, 1996. Gross profit was $22.3 million or 22.2% of net sales for the twenty-six weeks ended August 2, 1997 compared to $21.8 million or 21.3% of net sales for the twenty-six weeks ended August 3, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to continued margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin gem, gold and watch products in place of other lower margin products and categories, and improvements as a percentage of sales in product handling costs and inventory shrinkage.

         Management recognizes that improvements in net sales, gross margins and expense reductions must be achieved for the Company to return to profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Store and warehouse operating and selling expenses were $8.1 million and $15.6 million for the thirteen and twenty-six weeks ended August 2, 1997 compared to $7.8 million and $15.6 million for the thirteen and twenty-six weeks ended August 3, 1996. The incremental increase in these expenses for the thirteen weeks ended August 2, 1997 compared to the thirteen weeks ended August 3, 1996 is primarily attributable to increased travel and other store expenses.

         General and administrative expenses were $3.1 million and $6.5 million for the thirteen and twenty-six weeks ended August 2, 1997 compared to $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended August 3, 1996. The increase in these expenses is primarily attributable to increased professional fees related to the Company's legal matters.

         Other charges of $777,000 and $2.6 million for the thirteen and twenty-six weeks ended August 3, 1996 represent severance payments to the Company's former President and Chief Executive Officer, $147,000 of which was incurred in the thirteen weeks ended August 3, 1996 and a write-off of $630,000 of financing costs in connection with the Company's pay-off of senior noteholders, also in the thirteen weeks ended August 3, 1996. There were no other charges for the thirteen and twenty-six weeks ended August 2, 1997.

         The decrease in depreciation and amortization expense from $2.3 million and $4.5 million for the thirteen and twenty-six weeks ended August 3, 1996 to $1.8 million and $3.8 million for the thirteen and twenty-six weeks ended August 2, 1997 is primarily attributable to a decrease in amortization expense due to higher costs related to the Company's senior note financing during the thirteen and twenty-six weeks ended August 3, 1996. A significant amount of these costs were either written off or fully amortized prior to the thirteen and twenty-six weeks ended August 2, 1997.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and twenty-six weeks ended August 2, 1997 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of August 2, 1997, cash and cash equivalents totaled $25.2 million, an increase of $1.7 million from February 1, 1997 which resulted primarily from cash flows generated from operating activities net of capital expenditures. The Company had no short-term borrowings under its $40 million working capital facility outstanding as of August 2, 1997 and was in compliance with all of the facility's financial ratio and performance covenants.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen and twenty-six weeks ended August 2, 1997, the inventory decrease of $4.7 million reflects the Company's continued efforts to reduce and better balance its inventory levels.

         For the remainder of Fiscal 1997, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and with the exception of the normal short term build for the Christmas selling season the Company does not foresee a need for a significant increase in inventory. Capital expenditures for Fiscal 1997 are projected not to exceed $3 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the thirteen weeks ending January 31, 1998. SFAS No. 128 "Earnings Per Share" establishes financial accounting and reporting standards for earnings per share. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement and is effective for financial statements issued for periods ending after December 15, 1997. As a result of the Company's net loss for the thirteen weeks and twenty-six weeks ended August 2, 1997 and the thirteen weeks and twenty-six weeks ended August 3, 1996, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying consolidated financial statements.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial Statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS No. 130 will have on its consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14. "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impractable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effect, if any, SFAS No. 131 will have on the disclosures in its consolidated financial statement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

FUTURE OPERATING RESULTS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company is focusing on strategic business development and the Company incurred expenses for the initial phase of the project of approximately $800,000. A portion of those costs were expensed by the Company during the twenty-six weeks ended August 2, 1997. The Company is currently unable to determine to what extent the strategies will be implemented or the impact of any potential growth opportunities on its future operating results or capital requirements.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

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

         The Company utilizes the services of independent suppliers and customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamonds and other raw materials from foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. The Company is presently a defendant in a lawsuit alleging copyright infringement in the procurement and sale of certain non-jewelry products. The general legal services involved in this lawsuit are now being reviewed in a separate case involving other parties by the United States Supreme Court, which is expected to rule in the first or second quarter of 1998. These can be no assurance as to the outcome or potential financial impact of these cases; however, adverse rulings have significant negative financial impact as well as the potential of other similar liabilities involving other non-jewelry products. Further, legislation has been introduced in Congress in recent years regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

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

                           PART II: OTHER INFORMATION

ITEM 4

                       SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

         The Annual Meeting of Shareholders was held July 2, 1997. The Shareholders of the Company elected as directors Isaac Arguetty and Peter Offerman to serve terms expiring in 2000. The election of directors by the Shareholders was by the following votes:

                  DIRECTOR                  FOR             WITHHELD
                  --------                  ---             --------
               Isaac Arguetty            20,728,805         576,087
               Peter Offermann           20,728,805         576,087

     In addition to Messrs. Arguetty and Offermann, the following are directors whose term of office continued after the Annual Meeting: Haim Bashan, Greg Bedol, Robert G. Robison, Thomas Epstein and Sidney Feltenstein.

                  The Shareholders ratified Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending January 31, 1998 by a vote of 21,164,211 in favor, 110,228 shares against and 30,453 shares abstaining.

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

(10) Employment Agreement dated as of June 2, 1997 between the Company and Isaac Arguetty

(27)     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            JAN BELL MARKETING, INC.
                                            -----------------------------------
                                                   (Registrant)



                                            By: /s/ DAVID P. BOUDREAU
                                               --------------------------------
                                                CHIEF FINANCIAL OFFICER

Date:   SEPTEMBER 16, 1997
        ------------------