Form 10-Q
period 1997-11-01
JAN BELL MARKETING INC
filed 1997-12-16
CIK 817946

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Thirteen Weeks Ended November 1, 1997

                                 ---------------

                          COMMISSION FILE NUMBER 1-9647

                                 ---------------


                            JAN BELL MARKETING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

          DELAWARE                                          59-2290953
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

                   25,965,837 COMMON SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 16, 1997

================================================================================

                                    FORM 10-Q
                                QUARTERLY REPORT

                      THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

                                TABLE OF CONTENTS

                                -----------------



PART I:  FINANCIAL INFORMATION
                                                                                                    PAGE NO.
                                                                                                    --------

         Item 1. Consolidated Financial Statements
                  A. Consolidated Balance Sheets.........................................................3
                  B. Consolidated Statements of Operations...............................................4
                  C. Consolidated Statements of Cash Flows...............................................6
                  D. Notes to Consolidated Financial Statements..........................................7

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................................................9

PART II: OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.   Exhibits and Reports on Form 8-K.....................................................15


                          PART I: FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.

                          CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                       November 1,          February 1,
                                                          1997                 1997
                                                       -----------          -----------
                                                       (Unaudited)

                                          ASSETS

CURRENT ASSETS:

Cash and cash equivalents                               $ 24,015             $ 23,525
Accounts receivable, net                                   4,987                6,162
Inventories                                              101,569               79,893
Other current assets                                       1,558                1,260
                                                        --------             --------
    Total current assets                                 132,129              110,840
Property, net                                             18,964               21,481
Excess of cost over fair value of
    net assets acquired                                    2,563                2,860
Other assets                                               3,452                4,204
                                                        --------             --------
                                                        $157,108             $139,385
                                                        ========             ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                        $ 30,683             $  8,222
Accrued expenses                                           6,262                5,790
                                                        --------             --------
Total current liabilities                                 36,945               14,012

STOCKHOLDERS' EQUITY:

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,932,504 and 25,894,428 shares
  issued and outstanding, respectively                          3                   3
Additional paid-in capital                                180,532             180,448
Accumulated deficit                                       (58,594)            (53,338)
Foreign currency translation adjustment                    (1,778)             (1,740)
                                                         --------            --------
                                                          120,163             125,373
                                                         --------            --------
                                                         $157,108            $139,385
                                                         ========            ========




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                         Thirteen Weeks            Thirteen Weeks
                                                             Ended                    Ended
                                                          November 1,                November 2,
                                                             1997                      1996
                                                     ----------------------     -------------------
                                                                      (Unaudited)

Net sales                                             $       45,219               $      44,706

Cost of sales and
  occupancy costs                                             35,127                      34,846
                                                      --------------               -------------
Gross profit                                                  10,092                       9,860

Store and warehouse
  operating and selling expenses                               7,612                       7,628
General and administrative expenses                            3,658                       3,256
Depreciation and amortization                                  1,504                       2,006
Currency exchange gain                                           (21)                        (11)
                                                      --------------               -------------
Operating loss                                                (2,661)                     (3,019)
Interest and other income                                        437                         203
Interest expense                                                  --                          14
                                                      --------------               -------------

Loss before income taxes                                      (2,224)                     (2,830)
Income taxes                                                      83                          80
                                                      --------------               -------------

Net loss                                              $       (2,307)              $      (2,910)
                                                      ==============               =============
Net loss per common share                             $        (0.09)              $       (0.11)

Weighted average shares outstanding                       25,916,240                  25,875,725






                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                         Thirty-Nine             Thirty-Nine
                                                            Weeks                   Weeks
                                                            Ended                   Ended
                                                          November 1,             November 2,
                                                            1997                     1996
                                                     ---------------------    -------------------
                                                                      (Unaudited)

Net sales                                             $     145,505              $    147,308

Cost of sales and
  occupancy costs                                           113,126                   115,646
                                                      -------------              ------------
Gross profit                                                 32,379                    31,662

Store and warehouse
  operating and selling expenses                             23,261                    23,215
General and administrative expenses                          10,114                     8,365
Other charges                                                    --                     2,643
Depreciation and amortization                                 5,349                     6,482
Currency exchange gain                                          (19)                      (16)
                                                      -------------              ------------

Operating loss                                               (6,326)                   (9,027)
Interest and other income                                     1,261                       952
Interest expense                                                 --                       998
                                                      -------------              ------------

Loss before income taxes                                     (5,065)                   (9,073)
Income taxes                                                    191                        85
                                                      -------------              ------------

Net loss                                              $      (5,256)             $     (9,158)
                                                      =============              ============
Net loss per common share                             $       (0.20)             $      (0.35)

Weighted average shares outstanding                      25,903,944                25,852,733







                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                      Thirty-Nine Weeks        Thirty-Nine Weeks
                                                                            Ended                    Ended
                                                                       November 1, 1997          November 2, 1996
                                                                   ----------------------    ---------------------
                                                                                     (Unaudited)

Cash flows from operating activities:
Cash received from customers                                               $ 146,679               $ 148,464
Cash paid to suppliers and employees                                        (145,709)               (135,146)
Interest and other income received                                             1,260                     977
Interest paid                                                                     --                    (987)
Income taxes paid                                                                (49)                    (43)
                                                                           ---------               ---------

Net cash provided by operating activities                                      2,181                  13,265
                                                                           ---------               ---------
Cash flows from investing activities:
   Capital expenditures                                                       (1,389)                 (2,164)
   Acquisition of Manhattan Diamond stores                                        --                    (500)
                                                                           ---------               ---------
   Net cash used in investing activities                                      (1,389)                 (2,664)
                                                                           ---------               ---------

Cash flows from financing activities:
  Debt repayment                                                                  --                 (17,500)
  Payment of annual commitment fee                                              (400)                   (450)
  Other                                                                           59                    (390)
                                                                           ---------               ---------
Net cash used in financing activities                                           (341)                (18,340)
                                                                           ---------               ---------
Effect of exchange rate changes                                                   39                    (135)
                                                                           ---------               ---------
Net increase (decrease) in cash and cash equivalents                             490                  (7,874)
Cash and cash equivalents at beginning of period                              23,525                  14,955
                                                                           ---------               ---------
Cash and cash equivalents at end of period                                 $  24,015               $   7,081
                                                                           =========               =========

Reconciliation of net loss to net cash provided by
operating activities:
Net loss                                                                   $  (5,256)              $  (9,158)
Adjustments to reconcile net loss to net cash provided
by operating activities:

   Depreciation and amortization                                               5,349                   6,482
   Currency exchange gain                                                        (19)                    (16)
   (Increase) Decrease in assets:
      Accounts receivable (net)                                                1,174                   1,157
      Inventories                                                            (21,655)                 (7,777)
      Other                                                                     (341)                    161
   Increase (Decrease) in liabilities:
      Accounts payable                                                        22,453                  21,872
      Accrued expenses                                                           476                     544
                                                                           ---------               ----------
Net cash provided by operating activities                                  $   2,181               $  13,265
                                                                           =========               =========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Unaudited Financial Statements

         The Company's consolidated financial statements for the thirteen and thirty-nine week periods ended November 1, 1997 ("fiscal 1997") and November 2, 1996 ("fiscal 1996") have not been audited by certified public accountants, but in the opinion of management of the Company, reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended February 1, 1997.

B.  Relationship with Sam's Wholesale Club

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and thirty-nine weeks ended November 1, 1997, approximately 93% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's would like to evaluate the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's intend to proceed in order to hopefully implement specific terms of a modified relationship prior to the expiration date.

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

                            JAN BELL MARKETING, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C. Inventories:


                                                              November 1,                          February 1,
                                                                 1997                                 1997
                                                      -------------------------          ------------------------------
                                                                       (Amounts shown in thousands)
                                                      Company            Held on         Company              Held on
                                                       Owned           Consignment        Owned             Consignment
                                                      -------          -----------       -------            -----------
Precious and semi-precious gem jewelry-
related merchandise (and associated gold):
   Raw materials                                      $  9,295           $     --        $   6,257            $    --
   Finished goods                                       44,213                837           39,054              1,378
Gold jewelry-related merchandise                        19,808                377           12,639                705
Watches                                                 12,893                 --           10,414                 --
Other consumer products                                 15,360                  4           11,529                 --
                                                      --------           --------        ---------            -------
                                                      $101,569           $  1,218        $  79,893            $ 2,083
                                                      ========           ========        =========            =======



D.  Income Taxes

         The Company's provision for income taxes for fiscal 1997 and fiscal 1996 is related to domestic operations and the operations of foreign subsidiaries. The federal portion of the income tax provision relates to the federal alternative minimum tax. Federal and state tax benefits have not been recognized for the domestic loss for fiscal 1997 and fiscal 1996 due to the fact that all loss carrybacks have been fully utilized and, under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

E.  Other Charges

         Other charges of $2.6 million for the thirty-nine weeks ended November 2, 1996 represent severance payments to the Company's former President and Chief Executive Officer of $1.97 million and a write-off of $630,000 of financing costs in connection with the Company's repayment of senior noteholders, both of which occurred in the thirteen weeks ended August 3, 1996.

F.  Litigation

         The Company is presently a defendant in a lawsuit alleging copyright infringement in the procurement and sale of certain non-jewelry products. The general issues involved in this lawsuit are now being reviewed in a separate case involving other parties by the United States Supreme Court, which is expected to rule in the first or second quarter of 1998. There can be no assurance as to the outcome or potential business and financial impact of these cases; however, adverse rulings could have significant negative business and financial impact as well as the potential of other similar litigation involving other non-jewelry products.

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

         The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's Wholesale Club ("Sam's") locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen and thirty-nine weeks ended November 1, 1997, approximately 93% and 92% of the Company's net sales were from Sam's customers and for the foreseeable future it is expected that the substantial portion of net sales will be generated through this agreement. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial future relationship beyond 2001. Both the Company and Sam's would like to evaluate the mix of responsibilities to take better advantage of each company's expertise within the merchandising and retailing disciplines. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's intend to proceed in order to hopefully implement specific terms of a modified relationship prior to the expiration date.

         Net sales were $45.2 million and $145.5 million for the thirteen and thirty-nine week periods ended November 1, 1997 compared to $44.7 million and $147.3 million for the thirteen and thirty-nine week periods ended November 2, 1996. Net sales in the retail locations for the thirteen and thirty-nine week periods ended November 1, 1997 were $42.6 million and $135.9 million compared to $42.3 million and $138.1 million for the thirteen and thirty-nine week periods ended November 2, 1996. Comparable retail sales for locations open for more than one year for the thirteen and thirty-nine week periods ended November 1, 1997 were $41.5 million and $132.8 million compared to $41.3 million and $135.0 million for the thirteen and thirty-nine week periods ended November 2, 1996. The increase in revenues for the thirteen weeks ended November 1, 1997 is mainly attributable to increased sales from the Company's diamond and gold jewelry product categories. The decline in revenues for the thirty-nine weeks ended November 1, 1997 is mainly attributable to decreased sales within the Company's watch, sunglass and collectibles categories.

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

         Gross profit was $10.1 million or 22.3% of net sales for the thirteen weeks ended November 1, 1997 compared to $9.9 million or 22.1% of net sales for the thirteen weeks ended November 2, 1996. Gross profit was $32.4 million or 22.3% of net sales for the thirty-nine weeks ended November 1, 1997 compared to $31.7 million or 21.5% of net sales for the thirty-nine weeks ended November 2, 1996. The increase in gross profit as a percentage of net sales for the thirteen and thirty-nine weeks ended November 1, 1997 was primarily attributable to margin improvements that are being recognized in the Company's retail locations because of a shift in merchandising strategies that emphasize higher margin diamond, semi-precious gem, gold and watch jewelry products in place of other lower margin non-jewelry products and categories and improvements as a percentage of sales in product handling costs and inventory shrinkage. The Company has certain discontinued inventory items which it expects to sell at reduced margins over the next several thirteen week periods. Although the Company has provided reserves related to discontinued and slow moving merchandise, and does not expect that its gross margin will be significantly affected, there can be no assurances as to the margin impact of the liquidation of this merchandise.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Management recognizes that continued improvement in the contribution of gross margin dollars from increased net sales must be achieved for the Company to improve profitability.

         Store and warehouse operating and selling expenses were $7.6 million and $23.3 million for the thirteen and thirty-nine weeks ended November 1, 1997 compared to $7.6 million and $23.2 million for the thirteen and thirty-nine weeks ended November 2, 1996. These expenses as a percentage of net sales have remained relatively consistent during these respective periods.

         General and administrative expenses were $3.7 million and $10.1 million for the thirteen and thirty-nine weeks ended November 1, 1997 compared to $3.3 million and $8.4 million for the thirteen and thirty-nine weeks ended November 2, 1996. The increase in the thirteen and thirty-nine week period ended November 1, 1997 is primarily attributable to severance pay related to terminated employees and an accrual for annual management bonuses which are determined based upon the year end profitability of the Company.

         Other charges of $2.6 million for the thirty-nine weeks ended November 2, 1996 represent severance payments to the Company's former President and Chief Executive Officer of $1.97 million and a write-off of $630,000 of financing costs in connection with the Company's pay-off of senior noteholders both of which occurred in the thirteen weeks ended August 3, 1996.

         Depreciation and amortization expense was $1.5 million and $5.3 million for the thirteen and thirty-nine weeks ended November 1, 1997 compared to $2.0 million and $6.5 million for the thirteen and thirty-nine weeks ended November 2, 1996. The decrease in the thirteen week period is primarily attributed to the significant fixed asset expenditures made to satisfy the requirements of the retail business during 1992 becoming fully depreciated during May 1997. In addition, a currently vacant, held for sale, corporate building was being depreciated during the prior year but not the current year which has contributed to the decrease in depreciation expense in both the thirteen and thirty-nine week periods ended November 1, 1997. The decrease in the thirty-nine week period ended November 1, 1997 is primarily attributable to the write-off of financing costs in the second quarter of 1996 and the fully depreciated assets discussed above.

         Interest and other income was $.4 million and $1.3 million for the thirteen and thirty-nine week periods ended November 1, 1997 and $.2 million and $1 million for the thirteen and thirty-nine weeks ended November 2, 1996. The increases during fiscal 1997 are primarily a result of higher average cash balances generated from operations available for investment during the third quarter of 1997. Cash balances were lower during the third quarter of 1996 primarily because of the Company's greater investment in inventories and the timing of the Company's prepayment of $17.5 million in the senior notes in July 1996. There was no interest expense during the thirteen and thirty-nine week periods ended November 1, 1997. Interest expense was $14,000 and $1 million for the thirteen and thirty-nine weeks ended November 2, 1996. The decrease in interest expense is primarily attributable to the absence of debt throughout fiscal 1997 as a result of prepayment of the senior notes in July 1996.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and thirty-nine weeks ended November 1, 1997 are not necessarily indicative of results of operations for the entire fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of November 1, 1997, cash and cash equivalents totaled $24.0 million, an increase of $0.5 million from February 1, 1997 which resulted primarily from cash flows generated from operating activities net of capital expenditures. The Company had no short-term borrowings outstanding as of November 1, 1997 under its $40 million working capital facility outstanding as of November 1, 1997 and was in compliance with all the facility's financial ratios and performance covenants. This working capital facility expires in May 1998.

         The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen and thirty-nine weeks ended November 1, 1997, the inventory increase of $21.7 million reflects a build up in anticipation of holiday sales.

         For the remainder of fiscal 1997, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates, and with the exception of the normal short term build for the holiday selling season, the Company does not foresee a need for a significant increase in inventory. Capital expenditures for fiscal 1997 are projected not to exceed $2.5 million.

         The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

         The Company has operations in Mexico and Israel. In Israel, the functional currency exchange rate between the Israeli shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is being considered highly inflationary. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar result in direct charges or credits to the income statement.

         The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. Forward sales contracts entered into to hedge potential exchange rate fluctuations are accounted for on a mark to market basis.

         The Company believes that its cash on hand, projected cash from operations and availability under the working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of fiscal 1997. There can be no assurance that the Company's future operating results will be sufficient to sustain any working capital needs.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the thirteen weeks ending January 31, 1998.

         SFAS No. 128 "Earnings Per Share" establishes financial accounting and reporting standards for earnings per share. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement and is effective for financial statements issued for periods ending after December 15, 1997. As a result of the Company's net loss for the thirteen weeks and thirty-nine weeks ended November 1, 1997 and the thirteen weeks and thirty-nine weeks ended November 2, 1996, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying consolidated financial statements.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         The Company will adopt the following two Statement of Financial Accounting Standards during the thirteen weeks ending May 2, 1998.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS No. 130 will have on its consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and related Information", was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impractical. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effect, if any, SFAS No. 131 will have on the disclosures in its consolidated financial statements.

FUTURE OPERATING RESULTS

         The future operating results of the Company may be affected by a number of factors, including without limitation the following:

         The Company is focusing on strategic business development and has incurred expenses for the initial phase of the project of approximately $800,000. A portion of those costs were expensed by the Company during the thirty-nine weeks ended November 1, 1997. The Company is currently unable to determine to what extent the strategies will be implemented or the impact of any potential growth opportunities on its future operating results or capital requirements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         The Company markets its products principally through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. Accordingly, the Company is dependent on Sam's in the conduct of its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Company is focused on developing retail opportunities outside its traditional core business within Sam's.

         Whether by acquisition or by developing alternative retail concepts, management believes that the Company needs to be in a diversified position if it is to successfully renegotiate or absorb the expiration of its Sam's Club lease in 2001. The pursuit of any such opportunity will require a significant investment of capital and attention by management. Such business development is subject to all risks inherent to establishing or acquiring an additional business, including competition and consumer uncertainties.

         On November 9, 1995, the Company opened its first "Jewelry Depot", a 6,071 square foot value oriented jewelry and luxury gift store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets", a 2,207 square foot facility in Vero Beach, Florida and a 891 square foot store in Worcester, Massachusetts. The "Jewelry Depot" and "Jewelry Depot Outlets" each were opened as prototypes for potential stand-alone jewelry operations that the Company has evaluated as possible long term sources of additional revenue growth. The Framingham and Worcester locations have not been successful and in January 1997 the Company decided it would close those operations. The Worcester location was closed during November 1997 and the Framingham location is expected to close in January 1998. Additionally, during the third quarter of 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. The Company currently is unable to determine the impact of these stand-alone jewelry operations on its future operating results or capital requirements.

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

         The Company utilizes the services of independent suppliers and customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamonds and other raw materials from domestic and foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products such as fragrances and collectibles. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of parallel marketed goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. The Company is presently a defendant in a lawsuit alleging copyright infringement in the procurement and sale of certain non-jewelry products. The general issues involved in this lawsuit are now being reviewed in a separate case involving other parties by the United States Supreme Court, which is expected to rule in the first or second quarter of 1998. There can be no assurance as to the outcome or potential business and financial impact of these cases; however, adverse rulings could have a significant negative business and financial impact as well as the potential of other similar litigation involving other non-jewelry products. Further, legislation has been introduced in Congress in recent years regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the year 2000 issue. The Company is studying what actions will be necessary to make its computer systems year 2000 compliant. The expense associated with these actions cannot presently be determined, but could be material.

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

                           PART II: OTHER INFORMATION

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      27.1     Financial Data Schedule (for SEC use only).

(b) The Company did not file any reports on Form 8-K during the quarter ended November 1, 1997.

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



                                                  JAN BELL MARKETING, INC.
                                             -----------------------------------
                                                        (Registrant)


                                              By:      DAVID P. BOUDREAU
                                                 -------------------------------
                                                   CHIEF FINANCIAL OFFICER


Date: December 16, 1997