Form 10-K
period 1998-01-31
JAN BELL MARKETING INC
filed 1998-05-01
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

           FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM _____________TO ______________

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

Registrant's telephone number, including area code: (954) 846-2719

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

                                    YES [X]        NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 1, 1998, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $125,473,650. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 1, 1998, 26,271,304 shares of Common Stock ($.0001 par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1998 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 40.

                            JAN BELL MARKETING, INC.

                                TABLE OF CONTENTS

PART I                                                                  Page No.

      Item 1   Business...................................................  4
      Item 2   Properties................................................. 10
      Item 3   Legal Proceedings.......................................... 10
      Item 4   Submission of Matters to a Vote
                 of Security Holders...................................... 10

PART II

      Item 5   Market for the Registrant's Common
                 Stock and Related Stockholder
                 Matters.................................................. 10
      Item 6   Selected Financial Data.................................... 11
      Item 7   Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations................................ 12
      Item 8   Financial Statements and
                 Supplementary Data....................................... 21
      Item 9   Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure..................................... 38

PART III

      Item 10  Directors and Executive Officers
                 of the Registrant........................................ 39
      Item 11  Executive Compensation..................................... 39
      Item 12  Security Ownership of Certain
                 Beneficial Owners and
                 Management............................................... 39
      Item 13  Certain Relationships and Related
                 Transactions............................................. 39

PART IV

      Item 14  Exhibits, Financial Statement
                 Schedules, and Reports on
                 Form 8-K................................................. 39

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The information in this section pertains to the business of Jan Bell Marketing, Inc. and subsidiaries ("Jan Bell" or the "Company") as it is currently conducted without giving effect to the proposed acquisition of Mayor's Jewelers, Inc. ("Mayor's") as discussed at "PROPOSED ACQUISTION" herein, or any other acquisitions which may be contemplated in the future.

     Jan Bell retails fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, ("Sam's"), a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. The Company and Sam's are currently reviewing options that could lead to a modified relationship prior to the expiration date. During the Company's fiscal year ended on January 31, 1998 ("Fiscal 1997"), sales to Sam's customers accounted for approximately 93% of the Company's net sales. Accordingly, the Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Company offers products including fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "Warehouse Membership Clubs."

     The results of operations for Fiscal 1997, fiscal year ended February 1, 1997 ("Fiscal 1996") and fiscal year ended February 3, 1996 ("Fiscal 1995") reflect the Company's on going strategy to achieve consistent earnings in the retail marketplace with a continued emphasis on expense control. During this time, the Company has implemented merchandise strategies that emphasize higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved improvements as a percentage of sales in product handling costs and inventory shrinkage. In addition, emphasis on cash management and inventory control systems has allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's ongoing efforts to reduce and better balance its inventory levels and reduce the amount of discontinued inventory in stock and replace it with current merchandise has resulted in improved inventory turns and reduced average inventory requirements. Management believes there is additional opportunity for continued improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's. Further, management believes it has strategically positioned the Company for growth.

     In addition to efforts to revise the Sam's arrangement in a manner mutually beneficial to Jan Bell and Sam's, Jan Bell is seeking to expand its business outside of the arrangement with Sam's. The proposed acquisition of Mayor's would be a significant first step towards that end. Through its success in significantly reducing working capital requirements and increasing profitability, the Company believes it has the financial strength to embark on other retail strategies.

     The Company also operates four Manhattan Diamond locations in the Potomac Mills, Gurnee Mills, The Orlando Belz Outlet Mall and a Vero Beach Outlet Mall. The Company is presently reviewing its strategy for the Manhattan Diamond concept. Management believes that the four locations currently do not generate an acceptable return on capital employed. The Company will look to either open additional locations in order to achieve economies of scale with respect to required cost structures or seek an acceptable sale of these locations.

    The Company's principal offices are located at 14051 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-2719).

PROPOSED ACQUISITION

     In February 1998, the Company announced that it had executed a letter of intent to acquire Mayor's Jewelers, Inc. Pursuant to the letter of intent, which was signed by Mayor's and shareholders owning approximately 75% of its shares, Jan Bell has agreed to acquire up to all of the outstanding shares of Mayor's. The aggregate value of the transaction (assuming all shares are purchased) is approximately $92.8 million, consisting of cash, common stock and the assumption or replacement of outstanding debt. The announcement cautioned that the transaction is subject to, among other things, the negotiation and execution of a definitive agreement, and certain approvals, including those required by the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

     The Company considers Mayor's to be the premier luxury jeweler in the Southeast and believes this acquisition will strategically position Jan Bell in the luxury jewelry market while developing a growth platform to complement its presence in the wholesale club jewelry arena. Notwithstanding the Company's belief that the acquisition will receive the necessary regulatory approvals, the Company can provide no assurance that the acquisition will ultimately be consummated. In addition, the Company has not finalized its assessment regarding the impact that Mayor's would have on future operating results or capital requirements.

PRODUCTS

     The Company's principal products are gold jewelry set with diamonds and/or other precious and semi-precious gemstones, gold chains, other forms of gold and silver jewelry and watches. The Company's jewelry product line includes chains, pendants, bracelets, watches, rings and earrings. Other consumer products sold by the Company include perfumes and fragrances, sunglasses, writing instruments, and collectible and giftware products.

     During Fiscal 1997 approximately 80% of net sales were in jewelry and watches and approximately 20% of net sales were in other consumer products. In each of Fiscal 1996 and Fiscal 1995, approximately 76% of net sales were in jewelry and watches and approximately 24% of net sales were in other consumer products.

     The Company's products are classically designed to offer broad consumer appeal. Following the warehouse club philosophy of limiting the assortment in each product category, the merchandise offered at a typical location includes approximately 300 jewelry items, 100 watches and 200 other consumer products. This assortment is more focused than the average number of items typically stocked by jewelry counters in department stores and other jewelry retailers.

WAREHOUSE MEMBERSHIP CLUBS

     The Company's principal customers during Fiscal 1997, 1996 and 1995, were members of Sam's. In Fiscal 1997, 1996, and 1995, approximately 93%, 94%, and 91% respectively, of the Company's net sales originated from Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive leased department at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's are evaluating the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's are currently reviewing strategies for a modified relationship that would begin prior to the expiration date.

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

    The jewelry department at each Sam's location is staffed by Jan Bell employees with the inventory owned by Jan Bell until sold to Sam's members. In exchange for the right to operate the department and the use of the retail space, Jan Bell pays a tenancy fee of 9% of net sales. While Sam's is responsible for paying utility costs, maintenance and certain other expenses associated with operation of the departments, the Company provides and maintains all fixtures and other equipment necessary to operate the departments.

NEW GROWTH OPPORTUNITIES

     The Company is actively pursuing new growth opportunities outside of its existing business within Sam's. Management is also considering other growth opportunities and may consider acquisitions of businesses similar or complementary to that of the Company, but there can be no assurance that such opportunities will arise or will be profitable to the Company. The pursuit of any such growth opportunities will require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

SPECIAL CONSIDERATIONS

     The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. The Company must also review other available sources of revenue. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship and the Company's business. The opening and success of the leased locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the leased operations and future expansion and hire and train personnel. See "Future Operating Results, Uncertainties and Risks" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    WATCHES

    The Company purchased approximately 63% and 57% of watches through parallel marketed means during Fiscal 1997 and Fiscal 1996 respectively, as well as approximately 37% and 43% of watches directly from other manufacturers during Fiscal 1997 and Fiscal 1996 respectively. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "REGULATION."

    OTHER PRODUCTS

    The Company purchases sunglasses, fine writing instruments, fragrances and collectibles directly from manufacturers and vendors, as well as through parallel marketed means. See "REGULATION."

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

SEASONALITY

    The Company's jewelry business is highly seasonal, with the fourth quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 41% of the Company's Fiscal 1997 net sales were made during the fourth quarter.

MANUFACTURING

    The Company currently performs all quality control functions at its headquarters in Sunrise, Florida and performs certain jewelry manufacturing in Israel.

    All gold and watch products are manufactured by third parties. During Fiscal 1997, approximately 34% of diamond and gemstone products purchased were manufactured by the Company in Israel. The remaining portion of gemstone products were manufactured or purchased complete from third parties.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

    GENERAL

    Each retail department is supervised by a counter manager whose primary duties include member sales and service, scheduling and training of associates, and maintaining loss prevention and visual presentation standards. The departments are generally staffed by the counter manager and a minimum of two staff associates depending on sales volume. At least one Jan Bell employee staffs the department during operating hours. The departments employ temporary associates during peak selling seasons such as Christmas. Each department is generally open for business during the same hours as the Sam's location in which it operates. Except for extended hours during certain holiday seasons, Sam's locations are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., 8:00 a.m. to 8:30 p.m. on Saturdays and 10:00 a.m. to 7:00 p.m. on Sundays.

    The counter manager reports to a senior manager. Senior managers supervise on average six clubs and report to the operating manager and regional director of the respective area. Each geographic area has a regional director and an operating manager. The Company currently has eleven regional directors. The regional directors report directly to the Vice President of Operations.

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

    The Sam's locations are membership only, cash and carry operations. The Company's departments accept cash, checks, Discover, Visa, Mastercard and a Sam's credit card.

    DEPARTMENT COUNT

    The following table sets forth data regarding the number of departments at Sam's locations which the Company operated:

                                             Fiscal  Fiscal Fiscal
                                              1997    1996   1995
                                             ------  ------ ------
                Departments:

                Operated, beginning of
                  period                      440     437    428
                Sam's Clubs opened
                  during period                 8       9     11
                Sam's Clubs closed
                  during period                 1       6      2
                                              ---     ---    ---
                Operated, end of period       447     440    437
                                              ---     ---    ---
                Net increase                    7       3      9
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

    ADVERTISING AND PROMOTION

    In accordance with Sam's philosophy, the Company does not promote its products sold in the departments at Sam's by newspaper or other periodical advertising or the broadcast media. To support seasonal activities, the Company promotes its products through direct mail catalogs to Sam's members. The Company utilizes promotional materials such as signage, banners and takeaway brochures within Sam's locations to promote its products. Although overall Company advertising and promotion expenses decreased during Fiscal 1997, the Company's participation in Sam's advertising and promotional vehicles increased.

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

    The Company operates a manufacturing facility in Tel Aviv, Israel which manufactures diamonds and other gem jewelry. Also this facility warehouses and distributes merchandise. A significant portion of sales from this facility are intercompany sales to the Company's distribution center in Sunrise, Florida with the remainder of the sales to retailers in Israel and other countries.

    The Company operates a distribution facility in Mexico City, Mexico which warehouses and distributes merchandise sold to Sam's in Mexico.

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

REGULATION

    The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

    Jan Bell bears certain risks in purchasing parallel marketed goods which includes certain watches and other products. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation is introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

EMPLOYEES

    As of April 1, 1998, the Company employed approximately 1,016 persons on a full-time basis, including approximately 734 in regional and local sales (primarily the Sam's locations), 105 in inventory and distribution and 177 in administrative and support functions. In addition, the Company also employed approximately 1,612 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES


     The Company's corporate headquarters is owned by the Company and located on
11.1 acres in a 123,000 square foot building in Sunrise, FL. The Company owns an additional 3.7 acres adjacent to the headquarters facility, on which a 64,000 square foot building, previously used as the corporate headquarters facility, is located. Subsequent to Fiscal 1997, the Company executed a contract for the sale of the 64,000 square foot building and related real estate. During the spring of 1997, the Company consolidated all headquarters and distribution center operations in the newer 123,000 square foot building. The Company also has four operating leases for the Manhattan Diamond locations and a lease for the closed Jewelry Depot Framingham location which the Company is in the process of terminating.

    The Company leases on a quarter to quarter basis one distribution and one office facility with an aggregate of approximately 4,000 square feet in Mexico City. The Company leases facilities in Israel of 11,000 square feet for manufacturing and offices and 2,000 square feet for production and offices pursuant to leases which expire in May 2001.

    As of April 1, 1998, the Company had leased department operations at 448 Sam's locations in 49 states throughout the United States and Puerto Rico. The typical leased department consists of approximately 260 to 275 square feet.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended January 31, 1998.

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

                                                                 HIGH     LOW
                                                                 ----     ---
            Year Ended January 31, 1998
                 Thirteen Weeks Ended May 3, 1997............    $2.38   $1.94
                 Thirteen Weeks Ended August 2, 1997.........     2.63    2.13
                 Thirteen Weeks Ended November 1, 1997.......     3.25    2.31
                 Thirteen Weeks Ended January 31, 1998.......     3.06    2.31

            Year Ended February 1, 1997
                 Thirteen Weeks Ended May 4, 1996...........     $3.63   $2.63
                 Thirteen Weeks Ended August 3, 1996........      3.38    2.00
                 Thirteen Weeks Ended November 2, 1996......      3.31    2.06
                 Thirteen Weeks Ended February 1, 1997......      2.81    2.00

    The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 1, 1998 was $4.81. On April 1, 1998, the Company had 753 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                               FIFTY-TWO     FIFTY-TWO    FIFTY-THREE    FIFTY-TWO
                              WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED    YEAR ENDED
                               JANUARY 31,  FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,    DECEMBER 31,
                                 1998          1997         1996          1995(3)         1993
                              ------------  -----------   ------------  -----------    ------------
INCOME STATEMENT DATA:
Net Sales                      $247,890      $243,079       $254,004     $305,685        $275,177
  Less: Effect of
  Sam's agreement (1)                --            --             --           --          99,718
                               --------      --------       --------     --------        --------
                                247,890       243,079        254,004      305,685         175,459
                               --------      --------       --------     --------        --------
Cost of Sales                   188,004       183,636        199,579      255,725         243,349
  Less: Effect of
  Sam's agreement (1)                --            --             --           --          79,687
                               --------      --------       --------     --------        --------
                                188,004       183,636        199,579      255,725         163,662
                               --------      --------       --------     --------        --------
Gross profit                     59,886        59,443         54,425       49,960          11,797
Store and warehouse operating
 and selling expenses            33,082        33,368         35,261       42,596          16,400
General and administrative
 expenses                        13,521        11,577         11,486       16,195          19,876
Other charges (2)                    --         5,643             --       47,773          10,217
Depreciation and
 amortization expense             6,928         8,236          8,674        9,511          10,177
Currency exchange (gain) loss       333           (26)           597        5,474              --
                               --------      --------       --------     --------        --------
Operating income (loss)           6,022           645         (1,593)     (71,589)        (44,873)
Interest expense                     --          (999)        (3,196)      (3,534)         (3,195)
Interest and other income         1,756         1,269          1,477          419             635
                               --------      --------       --------     --------        --------
Income (loss) before
 income taxes                     7,778           915         (3,312)     (74,704)        (47,433)
Income tax provision
 (benefit)                       (2,265)          154            130          353         (11,709)
                               --------      --------       --------     --------        --------
Net income (loss)              $ 10,043      $    761       $ (3,442)    $(75,057)       $(35,724)
                               ========      ========       ========     ========        ========
Net income (loss)
 per common share (basic and
 diluted)                      $   0.39      $   0.03       $   (.13)    $  (2.92)       $  (1.40)
                               ========      ========       ========     ========        ========

BALANCE SHEET DATA (AT
PERIOD END):
Working capital                $111,764      $ 96,828       $ 96,762     $ 88,742        $174,496
Total assets                    151,712       139,385        153,173      186,752         312,254
Notes payable, less amounts
 classified as current               --            --          7,500           --          33,496
Stockholders' equity            135,579       125,373        125,225      127,335         205,382

(1) As a result of the agreement with Sam's entered into in May 1993, the Company recorded a sales reversal of $99.7 million for the amount of inventory previously sold by Jan Bell to Sam's which was subject to repurchase. In addition, cost of sales was reduced by $79.7 million resulting in a $20.0 million one-time charge to pre-tax earnings.

(2) Other charges for the fifty-two weeks ended February 1, 1997, include (a) $2 million in severance payments to the Company's former President and Chief Executive Officer; (b) $630,000 write-off of financing costs in connection with the Company's repayment of senior notes; (c) $1.5 million write-down of the corporate headquarters building which the Company placed on the market for sale; and (d) $1.5 million provision for the closing of two Jewelry Depot locations. (See Note K to the Consolidated Financial Statements).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward looking statements use terminology such as "may", "will", "expect", "plans", "believes", "anticipates", "estimates", "potential", or "continue" or the negative thereof, and other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain uncertainties and risk factors including among others those set forth below and elsewhere in this report.

    The fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996 are referred to herein as Fiscal 1997, Fiscal 1996 and Fiscal 1995.

    The Company operates an exclusive leased department at all existing and future domestic and Puerto Rican Sam's locations under an agreement which expires February 1, 2001. As of January 31, 1998, the Company operated a leased department in 447 Sam's locations. During Fiscal 1997, approximately 93% of the Company's net sales were to Sam's customers. The Company also operates four Manhattan Diamond locations in the Potomac Mills, Gurnee Mills, The Orlando Belz Outlet Mall and a Vero Beach Outlet Mall. The Company is presently reviewing its strategy for the Manhattan Diamond concept. Management believes that the four locations currently do not generate an acceptable return on capital employed. The Company will look to either open additional locations in order to achieve economies of scale with respect to required cost structures or seek an acceptable sale of these locations.

     The results of operations for Fiscal 1997, Fiscal 1996 and Fiscal 1995 reflect the Company's ongoing strategy to achieve expense savings at all levels. During this time the Company implemented merchandise strategies that emphasize higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. In addition, emphasis on cash management and inventory control systems allowed the Company to generate positive cash flows from operations and reduce its reliance on borrowing for working capital needs, and as a result, the Company had no borrowings on its banking facility or other debt throughout Fiscal 1997. Finally, the Company's ongoing efforts to reduce and better balance its inventory levels and reduce the amount of discontinued inventory in stock and replace it with current merchandise resulted in increased sales during the critical Christmas selling season, improved its inventory turns and reduced its average inventory requirements during Fiscal 1997. Management believes there is additional opportunity for continued improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's.

    The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season.

    The following table sets forth for the periods indicated the percentage of net sales for certain items in the Company's Statements of Operations:



                                                     INCOME AND EXPENSE ITEMS AS A
                                                         PERCENTAGE OF NET SALES
                                            --------------------------------------------------
                                             FIFTY-TWO          FIFTY-TWO          FIFTY-THREE
                                            WEEKS ENDED        WEEKS ENDED         WEEKS ENDED
                                            JANUARY 31,         FEBRUARY 1,        FEBRUARY 3,
                                               1998                1997               1996
                                            -----------        ------------        -----------
          Net sales                             100.0%             100.0%              100.0%
          Cost of sales                          75.8               75.5                78.6
                                              -------            -------             -------
          Gross profit                           24.2               24.5                21.4
          Store and warehouse
            operating and selling expenses       13.4               13.7                13.9
          General and administrative
            expenses                              5.5                4.8                 4.5
          Other charges                            --                2.3                  --
          Depreciation and
            amortization                          2.8                3.4                 3.4
          Currency exchange loss                   .1                 --                  .2
                                              -------            -------             -------
          Operating income (loss)                 2.4                 .3                 (.6)
          Interest expense                         --                 .4                 1.3
          Interest and other income                .7                 .5                  .6
                                              -------            -------             -------
          Income (loss) before income
            taxes                                 3.1                 .4                (1.3)
          Provision (benefit) for
            income taxes                          (.9)                .1                  .1
                                              -------            -------             -------
          Net income (loss)                       4.0%                .3%              ( 1.4)%
                                              =======            =======             =======

SALES

     In Fiscal 1997, net sales were $247.9 million, an increase of $ 4.8 million or 2.0% from Fiscal 1996. Comparable retail sales for locations operating in both periods were $228.7 million in Fiscal 1997, an increase of $ 0.4 million or
 .2 % from Fiscal 1996. This increase in net sales was driven by an improvement in Fiscal 1997 fourth quarter sales of $102.4 million compared to $95.8 million during the comparable period of Fiscal 1996. This increase of $6.6 million during the Christmas selling season is primarily attributable to better merchandising strategies, improved placement of goods within the Sam's locations, and additional advertising and marketing in Sam's advertising and marketing vehicles. The sales increases primarily were in the Company's diamond and gold jewelry product categories. Net sales in the Sam's locations and the Company's other retail locations for Fiscal 1997 were $233.5 million compared to $230.0 million for Fiscal 1996.

     In Fiscal 1996, net sales were $243.1 million, a decrease of $11.1 million or 4.3% from Fiscal 1995. Comparable retail sales for locations operating in both periods were $225.1 million in Fiscal 1996, an increase of $1.4 million or
 .6% from Fiscal 1995. The decline in Fiscal 1996 net sales is primarily attributable to liquidation sales in Fiscal 1995 not made during Fiscal 1996 as a result of the closing of the Company's U.S. wholesale division. Net sales in the Sam's locations and the Company's other retail locations for Fiscal 1996 were $230.0 million compared to $227.9 million for Fiscal 1995.

     There were no wholesale sales to Sam's in Fiscal 1997 or Fiscal 1996 compared to $5.5 million in Fiscal 1995 as a result of the Company closing its U.S. wholesale business. Wholesale sales to customers other than Sam's were $14.4 million in Fiscal 1997 compared to $13.1 million in Fiscal 1996 and $20.6 million in Fiscal 1995. The sales in Fiscal 1997 and 1996 primarily were made by the Company's subsidiaries in Israel and Mexico. Approximately 44% of the Fiscal 1995 wholesale sales were a result of liquidation sales in connection with the disposal of inventory previously purchased for the closed U.S. wholesale division.

    Sales in the future may be adversely impacted by general economic conditions, the level of spending in the wholesale club environment and changes to the Company's existing relationship with Sam's. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. The Company will continue to focus on developing retail opportunities outside its business with Sam's.

COST OF SALES AND GROSS PROFIT

     Gross profit in Fiscal 1997 was 24.2% compared to 24.5% and 21.4% in Fiscal 1996 and Fiscal 1995, respectively. The decline in gross margin in Fiscal 1997 was primarily attributed to inventory reserves the Company has provided related to discontinued and slow moving merchandise, partially offset by an increase in gross margin recognized on sales in certain product categories, and improvements as a percentage of sales in inventory shrinkage and product handling costs. The improvement in gross margin in Fiscal 1996 was primarily attributed to a change in merchandising strategies at the retail locations to emphasize higher margin gem, gold and watch products in place of other lower margin products and categories. Further, wholesale sales, for which the Company realizes a significantly lower gross profit percentage than for retail sales, decreased to 6% of net sales in Fiscal 1997 and 5% in Fiscal 1996 from 10% in Fiscal 1995.

STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES

    Store and warehouse operating and selling expenses decreased by $0.3 million in Fiscal 1997 from Fiscal 1996 and decreased $1.9 million in Fiscal 1996 from Fiscal 1995. The decrease in Fiscal 1997 is primarily attributed to a decrease in bad debt expense and reduced advertising and marketing costs during holiday seasons, offset by increased store payroll as a result of additional stores and annual pay increases. The decrease in Fiscal 1996 is primarily a result of advertising expense reductions during the holiday selling season and because Fiscal 1995, being a fifty three week period compared to the fifty two week period of Fiscal 1996, contained an additional week of expense.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased $1.9 million in Fiscal 1997 from Fiscal 1996, and increased by $0.1 million in Fiscal 1996 from Fiscal 1995. In Fiscal 1997, the increase is primarily attributed to increases in litigation costs, severance pay related to terminated employees and management bonuses which are based upon the profitability of the Company. In Fiscal 1996, the decrease in expense as a result of the extra week in Fiscal 1995 was offset by increases in professional fees, primarily related to the Company's strategic business development project.

OTHER CHARGES

     Other charges in Fiscal 1996 consisted of approximately $2.0 million in severance payments to the Company's former President and Chief Executive Officer, the write-off of $630,000 of financing costs in connection with the prepayment of the senior notes as further discussed in Note F to the Consolidated Financial Statements, $1.5 million write-down of the carrying value of the Company's former corporate headquarters building which became held for sale, and a $1.5 million provision for the closing of two of the Jewelry Depot locations which includes a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets. These two locations were closed during November 1997 and January 1998.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses were $6.9 million in Fiscal 1997, $8.2 million in Fiscal 1996 and $8.7 million in Fiscal 1995. The decrease in Fiscal 1997 is primarily attributable to the significant fixed asset expenditures made to satisfy the requirements of the retail business during 1992 becoming fully depreciated during May 1997. In addition, the corporate headquarters building was depreciated during Fiscal 1996 and Fiscal 1995 but not in Fiscal 1997 since during Fiscal 1997 the building was unoccupied and held for sale. The decrease in Fiscal 1996 was primarily attributable to the write-off of deferred financing costs in Fiscal 1996 which reduced amortization for the remainder of the year.

CURRENCY EXCHANGE GAIN/LOSS

     The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. If it is determined that the risk in Mexico outweighs the long term growth benefits, the Company will seek to maximize its return through a divestiture of this entity. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar resulted in direct charges or credits to the consolidated statement of operations during a portion of Fiscal 1997. During Fiscal 1997, there was a foreign currency exchange loss of $333,000. During 1996, Mexico had greater stability which resulted in a gain of $26,000. The devaluation of the Mexican peso during Fiscal 1995 resulted in currency exchange losses of $597,000.

     The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. Forward sales contracts are accounted for on a mark to market basis.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income was $1.8 million in Fiscal 1997, $1.3 million in Fiscal 1996 and $ 1.5 million in Fiscal 1995. The increase in interest income in Fiscal 1997 is a result of higher average cash balances generated from operations available for investment during Fiscal 1997. Cash balances were lower in Fiscal 1996 primarily because of the Company's greater investment in inventory and the timing of the Company's prepayment of $17.5 million of the senior notes in July 1996. There was no interest expense in Fiscal 1997, attributable to the absence of debt throughout Fiscal 1997. Interest expense was $1.0 million in Fiscal 1996 and $3.2 million in Fiscal 1995. The decrease in interest expense in Fiscal 1996 compared to Fiscal 1995 is primarily attributable to the prepayment of the senior notes in July 1996 and decreased borrowings under the Company's Working Capital Facility. There were no short-term borrowings in Fiscal 1997. Average short-term borrowings were $192,500 in Fiscal 1996 and $1.2 million in Fiscal 1995.

INCOME TAXES

     The Company's effective income tax rate was (29.1)% in Fiscal 1997, 16.8% in Fiscal 1996 and (3.9)% in Fiscal 1995. As a result of net income realized in Fiscal 1996 and Fiscal 1997, the Company recorded in Fiscal 1997 an income tax benefit of $2.6 million which primarily represents the net operating loss carryforwards which management believes are more likely than not to be utilized during Fiscal 1998. The Company has a remaining deferred tax asset of approximately $17.4 million which currently is not reflected in the balance sheet as a result of a $17.4 million valuation allowance. The Company has a Federal net operating loss carryforward of approximately $38.8 million, and a state net operating loss carryforward of approximately $118.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2012. The Company also has an alternative minimum tax credit carryforward of approximately $1.2 million to offset future Federal income taxes. Valuation allowances have been provided to offset the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized.

     When the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Encouragement of Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. This benefit allows a favorable tax rate ranging from zero to ten percent during the first ten years in which the subsidiary recognizes a profit. The "approved enterprise" benefit is available to the Company until the year 2000. After year 2000, EDI's income will be subject to Israeli statutory tax rates. Additionally, the Company has not provided for Federal and state income taxes on earnings of foreign subsidiaries which are considered indefinitely invested. (See Note G to the Consolidated Financial Statements).

     The Company is the sole shareholder of Jan Bell de Mexico, S.A. de C.V. ("Jan Bell de Mexico") and its wholly owned subsidiary, Elico Mexicana S.A. de C.V. ("Elico"). Elico employs individuals and leases them to Jan Bell de Mexico. Elico is taxed at a rate of 34% on net income and Jan Bell de Mexico is taxed at an inflation adjusted rate of approximately 26% of its net worth. Accordingly, during Fiscal 1997 the Company recorded a tax provision of approximately $57,000 for its Mexico operations.

PROPOSED ACQUISITION

     In February 1998, the Company announced that it had executed a letter of intent to acquire Mayor's. Pursuant to the letter of intent, which was signed by Mayor's and shareholders owning approximately 75% of its shares, Jan Bell has agreed to acquire up to all of the outstanding shares of Mayor's. The aggregate value of the transaction (assuming all shares are purchased) is approximately $92.8 million, consisting of cash, common stock and the assumption or replacement of outstanding debt. The announcement cautioned that the transaction is subject to, among other things, the negotiation and execution of a definitive agreement, and certain approvals, including those required by the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

     The Company considers Mayor's to be the premier luxury jeweler in the Southeast and that this acquisition will strategically position Jan Bell in the luxury jewelry market while developing a growth platform to complement its presence in the wholesale club jewelry arena. Notwithstanding the Company's belief that the acquisition will receive the necessary regulatory approvals, the Company can provide no assurance that the acquisition will ultimately be consummated. In addition the Company has not finalized its assessment regarding the impact that the acquisition of Mayor's would have on future operating results or capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998 cash and cash equivalents totaled $48.4 million and the Company had no short-term borrowings outstanding under its working capital facility.

     The Company's current $40 million working capital facility with BankBoston Retail Finance, Inc. and Foothill Capital Corporation expires May 31, 1998. The agreement related to the current working capital facility contains covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It limits capital expenditures and the incurrence of additional debt and prohibits payment of dividends.

     The Company has received a commitment for a working capital facility of $80 million with the right to request an increase up to $110 million from Citicorp USA, Inc. Among other matters, the terms and conditions of the facility are contingent upon a successful closing of the Mayor's acquistion. In the event the Mayor's transaction does not close, the Company believes that bank financing will be available either through modifications to its existing facility or through placement of a new facility (see "PROPOSED ACQUISITION").

     During Fiscal 1997, operations provided $26.4 million in cash primarily due to operating income, the effects of depreciation and amortization, and the significant reduction in inventory. The inventory reduction in Fiscal 1997 is primarily a result of management's efforts to decrease its inventory levels through more efficient product distribution and liquidation of slow moving inventories. Accordingly, the Company was able to eliminate the need to borrow on its working capital facility. Capital expenditures for Fiscal 1997 were $1.7 million, primarily for new back office computer systems.

     The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November, before the holiday shopping season. During Fiscal 1997 these seasonal needs were supplied by the Company's internally generated working capital. The Company anticipates similar seasonal needs in Fiscal 1998.

    In the past the Company partially financed its peak seasonal inventory with short-term borrowings when necessary. During 1997 there were no short-term borrowings required. During Fiscal 1996 and Fiscal 1995 the Company's peak levels of inventory were $113.2 million and $132.3 million and peak outstanding short-term borrowings pursuant to lines of credit were $4.1 million and $14.7 million, respectively. Average amounts of outstanding short-term borrowings for Fiscal 1996 and Fiscal 1995 were $192,500 and $1.2 million.

     During Fiscal 1995, a dispute of approximately $6.7 million arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to claims by Sam's for credits for certain merchandise returns. Subsequent to January 31, 1998, the Company received from Sam's confirmation that all items in dispute prior to February 1, 1998 are closed and there are no amounts due from or due to Jan Bell by Sam's relating to such dispute. No consideration was required of the Company to close this matter.

    The Company believes that its cash on hand, projected cash from operations, availability under the current working capital facility and financing arrangements which are expected to be negotiated and finalized during 1998, will be sufficient to meet its anticipated working capital and capital expenditure needs for Fiscal 1998; however, there can be no assurance that the Company's future operating results will be sufficient to sustain such working capital and capital expenditure needs. Additionally, consummation of the proposed acquisition of Mayor's or other acquisitions would increase the Company's cash requirements.

EFFECTS OF INFLATION

    Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. The Company's sales volume and net income are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. Because of the manner in which the Company procures and sells gold products, the Company believes that it is not necessary to hedge its gold inventories. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

     The Company's selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of Fiscal 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 had no significant impact on the earnings per share for Fiscal 1997, 1996 and 1995.

    The Company will adopt the following two Statements of Financial Accounting Standards during the year ending January 30, 1999.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS No. 130 will have on the disclosures in its consolidated financial statements.

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

YEAR 2000 MATTERS

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations causing disruptions of operations, including, among others things, a temporary inability to process transactions, and invoices, or engage in similar normal business activities.

    The Company has identified and assessed the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. The Company expects to formalize its plan for corrective action and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems software and related computer technologies. The Company also believes that the year 2000 issue will not have a significant impact on its financial position or results of operations, although there can be no assurance, particularly regarding the operations of its vendors and suppliers.

FUTURE OPERATING RESULTS, UNCERTAINTIES AND RISKS

    The future operating results of the Company may be affected by a number of factors, including without limitation the following:

     The Company markets its products through Sam's pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and Puerto Rican locations through February 1, 2001. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's are evaluating the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's are currently reviewing strategies that could lead to a modified relationship prior to the expiration date. The Company is dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

    The Company is actively pursuing new growth opportunities outside of its existing business within Sam's. Management is also considering other growth opportunities and may consider acquisitions of businesses similar or complementary to that of the Company, but there can be no assurance that such opportunities will not require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases.
The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

    The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. The Company must also review other available sources of revenue. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship with Sam's and the Company's business. The opening and success of the leased locations and locations to be opened or acquired in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail programs and concepts, and the ability of the Company to manage the leased department operations and future expansion and hire and train personnel.

     In November 1995, the Company opened its first "Jewelry Depot" store in Framingham, Massachusetts. Subsequently, the Company also opened two "Jewelry Depot Outlets" in Vero Beach, Florida and in Worcester, Massachusetts. The Framingham and Worcester locations were not successful and in January 1998 and November 1997, respectively, the Company closed these operations. During the third quarter of Fiscal 1996, the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet locations in the Potomac Mills, Gurnee Mills and Orlando Belz outlet malls. Management believes the remaining four locations currently do not generate an acceptable return on capital employed. The Company will look to either open additional locations in order to achieve economies of scale with respect to the required cost structure or seek an acceptable sale of these locations.

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

    The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation is introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened.

     The agreements related to the Company's working capital facility contain covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It also limits capital expenditures and the incurrence of additional debt and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants or any covenants which might exist related to new financing arrangements that are currently in the process of being negotiated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      Index

                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report........................................................................ 22
Consolidated Balance Sheets as of January 31, 1998
         and February 1, 1997....................................................................... 23

Consolidated Statements of Operations for
         the Fifty-two Weeks Ended January 31, 1998,
         the Fifty-two Weeks Ended February 1, 1997, and
         the Fifty-three Weeks Ended February 3, 1996............................................... 24

Consolidated Statements of Stockholders' Equity for
         the Fifty-two Weeks Ended January 31, 1998,
         the Fifty-two Weeks Ended February 1, 1997 and
         the Fifty-three Weeks Ended February 3, 1996............................................... 25

Consolidated Statements of Cash Flows for
         the Fifty-two Weeks Ended January 31, 1998,
         the Fifty-two Weeks Ended February 1, 1997 and
         the Fifty-three Weeks Ended February 3, 1996............................................... 26

Notes to Consolidated Financial Statements.......................................................... 28

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

    We have audited the accompanying consolidated balance sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 18, 1998

                            JAN BELL MARKETING, INC.

                           CONSOLIDATED BALANCE SHEETS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                            JANUARY 31,     FEBRUARY 1,
                                                                1998          1997
                                                            -----------    -----------
ASSETS
Current Assets:
Cash and cash equivalents                                    $  48,432    $  23,525
Accounts receivable (net of allowance
    for doubtful accounts of $1,786
    and $1,439, respectively)                                    6,271        6,162
Inventories                                                     69,193       79,893
Deferred income taxes                                            2,625           --
Other current assets                                             1,376        1,260
                                                             ---------    ---------
    Total current assets                                       127,897      110,840

Property, net                                                   18,143       21,481
Excess of cost over fair value of
    net assets acquired                                          2,475        2,860
Other assets                                                     3,197        4,204
                                                             ---------    ---------
                                                             $ 151,712    $ 139,385
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                             $   9,784    $   8,222
Accrued expenses                                                 6,349        5,790
                                                             ---------    ---------

Total current liabilities                                       16,133       14,012
                                                             ---------    ---------

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000
    shares authorized, 25,981,970 and
    25,894,428 shares issued, respectively                           3            3
Additional paid-in capital                                     180,649      180,448
Accumulated deficit                                            (43,295)     (53,338)
Foreign currency translation adjustment                         (1,778)      (1,740)
                                                             ---------    ---------
                                                               135,579      125,373
                                                             ---------    ---------
                                                             $ 151,712    $ 139,385
                                                             =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                FIFTY-TWO     FIFTY-TWO     FIFTY-THREE
                                               WEEKS ENDED   WEEKS ENDED    WEEKS ENDED
                                               JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                  1998          1997           1996
                                               ------------   -----------    -----------
       Net sales                               $   247,890   $   243,079    $   254,004

       Cost of sales                               188,004       183,636        199,579
                                               -----------   -----------    -----------

       Gross profit                                 59,886        59,443         54,425

       Store and warehouse
          operating and selling expenses            33,082        33,368         35,261
       General and administrative expenses          13,521        11,577         11,486
       Other charges                                    --         5,643             --
       Depreciation and amortization
         expense                                     6,928         8,236          8,674
       Currency exchange (gain) loss                   333           (26)           597
                                               -----------   -----------    -----------

       Operating income (loss)                       6,022           645         (1,593)

       Interest expense                                 --          (999)        (3,196)
       Interest and other income                     1,756         1,269          1,477
                                               -----------   -----------    -----------

       Income (loss) before income taxes             7,778           915         (3,312)
       Income tax provision (benefit)               (2,265)          154            130
                                               -----------   -----------    -----------

       Net income (loss)                       $    10,043   $       761    $    (3,442)
                                               ===========   ===========    ===========

       Net income (loss) per common share:

        Basic                                  $       .39   $       .03    $      (.13)
                                               ===========   ===========    ===========
        Diluted                                $       .39   $       .03    $      (.13)
                                               ===========   ===========    ===========

       Weighted average number of
       common shares:

        Basic                                   25,919,427    25,859,255     25,774,018
                                               ===========   ===========    ===========

        Diluted                                 26,006,635    26,017,364     25,774,018
                                               ===========   ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                       FOREIGN
                                       COMMON              ADDITIONAL                  CURRENCY       TOTAL
                                       SHARES     COMMON    PAID-IN    ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                       ISSUED      STOCK    CAPITAL      DEFICIT      ADJUSTMENT      EQUITY
                                       ------      -----   ----------  -----------   -----------   -------------
Balance at January 28, 1995          25,741,991     $ 3     $178,896    $(50,657)     $  (907)      $127,335
Purchase plan exercise                   35,372                   71                                      71
Issuance of common stock                 63,688                  350                                     350
Issuance of stock warrants                                     1,414                                   1,414
Foreign currency translation
  adjustment                                                                             (488)          (488)
401(k) Plan contribution                  6,367                   20                                      20
Purchase and retirement of
  common stock                          (13,877)                 (35)                                    (35)
Net loss                                                                  (3,442)                     (3,442)
                                     ----------     ---     --------    --------      -------       --------
Balance at February 3, 1996          25,833,541       3      180,716     (54,099)      (1,395)       125,225

Purchase plan exercise                   34,671                   68                                      68
Issuance of common stock                 21,334                  363                                     363
Cancellation of stock warrants                                  (709)                                   (709)
Foreign currency
  translation adjustment                                                                 (345)          (345)
401(k) Plan contribution                  4,882                   10                                      10
Net income                                                                   761                         761
                                     ----------     ---     --------    --------      -------       --------
Balance at February 1, 1997          25,894,428       3      180,448     (53,338)      (1,740)       125,373

Purchase plan exercise                   30,209                   60                                      60
Issuance of common stock                 57,333                  141                                     141
Foreign currency
  translation adjustment                                                                  (38)           (38)
Net income                                                                10,043                      10,043
                                     ----------     ---     --------    --------      -------       --------
Balance at January 31, 1998          25,981,970     $ 3     $180,649    $(43,295)     $(1,778)      $135,579
                                     ==========     ===     ========    ========      =======       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)


                                             FIFTY-TWO      FIFTY-TWO    FIFTY-THREE
                                            WEEKS ENDED    WEEKS ENDED   WEEKS ENDED
                                            JANUARY 31,     FEBRUARY 1,   FEBRUARY 3,
                                               1998            1997          1996
                                            -----------    ------------  ------------
   Cash flows from operating activities:
   Cash received from customers             $ 247,662      $ 242,632     $ 259,629
   Cash paid to suppliers and
     employees                               (222,760)      (213,802)     (251,154)
   Interest and other income
     received                                   1,657          1,269         1,477
   Interest paid                                   --           (998)       (3,196)
   Income taxes (paid) received                  (142)          (154)          506
                                            ---------      ---------     ---------
   Net cash provided by
     operating activities                      26,417         28,947         7,262
                                            ---------      ---------     ---------

   Cash flows from investing activities:
   Capital expenditures                        (1,708)        (2,306)       (1,937)
   Acquisition of Manhattan Diamonds stores        --           (500)           --
                                             --------      ---------     ---------
   Net cash used in
     investing activities                      (1,708)        (2,806)       (1,937)
                                            ---------      ---------     ---------

   Cash flows from financing activities:
   Debt repayment                                  --        (17,500)      (17,500)
   Other                                          135            133           148
                                            ---------      ---------     ---------
   Net cash provided by (used by)
     financing activities                         135        (17,367)      (17,352)
                                            ---------      ---------     ---------
   Effect of exchange rate changes                 63           (204)       (1,230)
                                            ---------      ---------     ---------
   Net increase (decrease) in cash
     and cash equivalents                      24,907          8,570       (13,257)
   Cash and cash equivalents at
     beginning of year                         23,525         14,955        28,212
                                            ---------      ---------     ---------
   Cash and cash equivalents at
     end of year                            $  48,432      $  23,525     $  14,955
                                            =========      =========     =========


                                                                     (CONTINUED)




                                                                    FIFTY-TWO      FIFTY-TWO    FIFTY-THREE
                                                                   WEEKS ENDED    WEEKS ENDED   WEEKS ENDED
                                                                   JANUARY 31,    FEBRUARY 1,   FEBRUARY 3,
                                                                      1998           1997          1996
                                                                   -----------    -----------   ------------
Reconciliation of net income (loss) to
    net cash provided by
    operating activities:
Net income (loss)                                                   $ 10,043       $    761     $ (3,442)
Adjustments to reconcile
  net income (loss) to net cash
  provided by operating activities:
        Depreciation and amortization                                  6,928          8,236        8,674
        Impairment of long-lived assets                                   --          1,500           --
        Deferred income tax benefit                                   (2,625)            --           --
        Currency exchange (gain)/loss                                    237            (26)         597
        (Increase) decrease in assets:
           Accounts receivable (net)                                    (227)          (446)       5,625
           Inventories                                                10,607         15,519       10,132
           Other assets                                                 (670)          (201)      (1,705)
         Increase (decrease) in liabilities:
           Accounts payable                                            1,564          2,222       (6,868)
           Accrued expenses                                              560          1,382       (5,751)
                                                                    --------       --------     --------

Net cash provided by
  operating activities                                              $ 26,417       $ 28,947     $  7,262
                                                                    ========       ========     ========

                                                                     (CONCLUDED)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

A. Nature of Business:

      The Company is principally engaged in the sale of jewelry, watches and other consumer products through leased departments in Sam's Club ("Sam's") locations. During the fifty-two weeks ended January 31, 1998, the Company generated approximately 93% of its net sales from Sam's customers. Accordingly, the Company is dependent on Sam's to conduct its business and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

      The Company's consolidated financial statements are prepared on a 52/53 week retail fiscal year basis. The fifty-two weeks ended January 31, 1998 and February 1, 1997 and the fifty-three weeks ended February 3, 1996 are referred to herein as Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

B. Relationship with Sam's:

      In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive leased department at all existing and future Sam's locations through February 1, 1999, later extended to February 1, 2001. The Company and Sam's are currently reviewing options that could lead to a modified relationship prior to the expiration date. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets in the Consolidated Balance Sheets, and is being amortized over the term of the Agreement. The unamortized amount as of January 31, 1998 and February 1, 1997 was approximately $2.8 million and $3.7 million, respectively. The Company pays Sam's a tenancy fee of 9% of net sales.

      As of January 31, 1998, the Company operated leased departments in 447 Sam's locations.

      During Fiscal 1995, a dispute of approximately $6.7 million arose between Sam's and the Company related to certain wholesale sales and returns, primarily relating to claims by Sam's for credits for certain merchandise returns. Subsequent to Fiscal 1997, the Company received from Sam's confirmation that all items in dispute prior to February 1, 1998 are closed and there are no amounts due from or due to Jan Bell by Sam's Club relating to such dispute. No consideration was required of the Company to close this matter.

C. Summary of Significant Accounting Policies:

      (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      (2) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (3) Sales of Consignment Merchandise -- Income is recognized on the sale of inventory held on consignment at such time as the merchandise is sold.

      (4) Sales Returns -- The Company generally gives its customers the right to return merchandise purchased by them and records an accrual at the time of sale for the amount of gross profit on estimated returns.

      (5) Inventories -- Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company records reserves for lower of cost or market, damaged goods, and obsolete and slow-moving inventory.

      Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory. The amount of these costs included in inventory as of January 31, 1998 and February 1, 1997 was approximately $3.5 million and $4.5 million, respectively.

      (6) Property -- Property is stated at cost net of accumulated deprecation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

                                                                ESTIMATED
        ASSET                                                   USEFUL LIFE
        -----                                                   -----------
        Building                                                 30 years
        Furniture and fixtures                                    5 years
        Leasehold improvements                                    5 years
        Automobiles and trucks                                    3 years
        Computer hardware and software                            3 years


      (7) Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and (b) operating loss and tax credit carryforwards.

      (8) Earnings (Loss) Per Share -- In the fourth quarter of 1997, the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 had no significant impact on the earnings (loss) per share for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

      (9) Cash and Cash Equivalents -- The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

      (10) Cost in Excess of Fair Value of Assets Acquired ("Goodwill") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill is being amortized using the straight line method over 20 years. Goodwill for the three acquired Manhattan Diamonds stores is being amortized using the straight line method over the remaining terms of the leases as of the date of acquisition which ranged from 14 months to 39 months. Accumulated amortization related to Goodwill at January 31, 1998 and February 1, 1997 was approximately $1.7 million and $1.4 million, respectively.

      (11) Long-lived Assets -- Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported generally at the lower of the carrying amount or fair value less cost to sell.

      (12) Deferred Financing Costs -- The Company amortizes deferred financing costs incurred in connection with its financing agreements over the related period. Such deferred costs are included in other assets.

      (13) Foreign Currency -- The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's Club locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. Changes in the exchange rates for the Mexican Peso relative to the U.S. dollar resulted in direct charges or credits to the statement of operations during a portion of Fiscal 1997.

      The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. Forward sales contracts are accounted for on a mark to market basis. Exchange rate gains and losses on foreign currency transactions are reported as a currency exchange gain or loss in the consolidated statements of operations, except for intercompany transactions with subsidiaries that are of a long-term investment nature, which are reported in the same manner as translation adjustments.

      (14) Advertising costs -- Advertising costs are charged to expense as incurred. Advertising expense was approximately $0.5 million, $1.0 million, and $2.8 million in Fiscal 1997, 1996 and 1995, respectively.

D. Inventories:

   Inventories are summarized as follows:

                                                          JANUARY 31,                      FEBRUARY 1,
                                                             1998                              1997
                                                   --------------------------       ---------------------------
                                                   COMPANY          HELD ON         COMPANY           HELD ON
                                                    OWNED         CONSIGNMENT        OWNED          CONSIGNMENT
                                                   -------        -----------       -------         -----------
                                                                  (amounts shown in thousands)
     Precious and semi-precious gem jewelry-
         related merchandise (and
         associated gold):
         Raw materials                            $  5,439          $   --         $  6,257           $   --
         Finished goods                             33,513           1,756           39,054            1,378
     Gold jewelry-related merchandise:
         Finished goods                             13,148             243           12,639              705
     Watches                                         7,372              --           10,414               --
     Other consumer products                         9,721              19           11,529               --
                                                  --------          ------         --------           ------
                                                   $69,193          $2,018         $ 79,893           $2,083
                                                   =======          ======         ========           ======

E.    Property:

      The components of property are as follows:


                                                  JANUARY 31,          FEBRUARY 1,
                                                     1998                 1997
                                                  -----------          -----------
                                                   (amounts shown in thousands)

     Land                                              $  4,171          $  4,171
     Buildings and improvements                          10,086             9,819
     Furniture and fixtures                              19,614            34,827
     Leasehold improvements                                 534               721
     Automobiles and trucks                                 320               497
                                                       --------          --------
                                                         34,725            50,035
     Less accumulated depreciation                      (16,582)          (28,554)
                                                       --------          --------
                                                       $ 18,143          $ 21,481
                                                       ========          ========

      At January 31, 1998 and February 1, 1997, the Company's former corporate headquarters building was held for sale. During the first quarter of Fiscal 1998, the Company executed a contract for the sale of the building for an amount, less costs to sell, which approximates the carrying value.

      Depreciation expense for Fiscal 1997, Fiscal 1996 and Fiscal 1995 was approximately $5.0 million, $5.3 million and $5.7 million respectively.

F.    Financing Arrangements

     On May 31, 1995 the Company replaced its previous revolving bank credit facility with a Working Capital Facility with BankBoston Retail Finance, Inc.
and Foothill Capital Corporation which provides for a $30 million secured revolving bank credit facility. On July 15, 1996 the Company amended its Working Capital Facility to increase the amount available to $40 million and to obtain more favorable terms. Availability under the amended Working Capital Facility is determined based upon a percentage formula applied to inventory and accounts receivable. The Working Capital Facility terminates on May 31, 1998 and bears interest at an annual rate of The First National Bank of Boston's base rate plus
 .25%. The Company was required to pay a fee of $450,000 annually to the lenders, which was reduced to $400,000 in May 1997, and an administration fee of $11,000 monthly.

     In October 1992, the Company finalized a $35 million unsecured private placement of senior notes with an interest rate of 6.99%. Interest was payable semi-annually, and principal payments of $6.5 million were due annually commencing April 1996, with a final principal payment of $9.0 million due in October 1999. On May 31, 1995, as a result of the Company failing to comply with certain financial covenants, the Company entered into an amended and restated senior note agreement ("the amended agreement") that provided, among other things, for the Company to immediately prepay $8.5 million in principal amount of the notes. The notes as amended, were scheduled to mature on February 1, 1998, were secured and bore interest for the period (a) from closing to January 31, 1997, at an annual rate of 12.5% and (b) from February 1, 1997 to maturity, at an annual rate of 16%. In compliance with the amended agreement, an additional payment of $9 million was made February 1, 1996. Another principal payment in the amount of $10 million was payable on February 1, 1997 with a final payment of $7.5 million due February 1, 1998. The Company paid the noteholders a fee of $500,000 in connection with this agreement. During Fiscal 1996 the Company prepaid the $17.5 million balance due on the senior notes.

      Further, in connection with the amended agreement, the Company granted to the holders of the senior notes warrants (the "noteholder warrants") to purchase 1,732,520 shares of the Company's common stock for $2.25 per share. The noteholder warrants were scheduled to vest as follows: 20% on May 31, 1995, 20% on February 2, 1996, 30% on February 2, 1997, and 30% on July 31, 1997. As a result of the prepayment of the senior notes discussed above, warrants to purchase 1,212,764 shares were canceled. The vested noteholder warrants expire May 31, 2005. In connection with the Working Capital Facility, the Company granted warrants to purchase up to 234,000 shares of the Company's common stock with exercise prices ranging from $3.25 to $4.00 per share, which expire May 1, 2005. All of these warrants were recorded at their fair value at the date issued and were included in deferred financing costs. When the actual number of warrants to become vested was determined upon the prepayment of the senior notes, the carrying amount of the canceled warrants was reversed.

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

     The Company has received a commitment for a working capital facility of $80 million with the right to request an increase up to $110 million from Citicorp USA, Inc. Among other matters, the terms and conditions of the facility are contingent upon a successful closing of the Mayor's acquisition. In the event the Mayor's transaction does not close, the Company believes that bank financing will be available either through modifications to its existing facility or through placement of a new facility (see "PROPOSED ACQUISITION").

     Information concerning the Company's short-term borrowings follows:

                                             FIFTY-TWO              FIFTY-TWO             FIFTY-THREE
                                            WEEKS ENDED            WEEKS ENDED            WEEKS ENDED
                                            JANUARY 31,            FEBRUARY 1,            FEBRUARY 3,
                                               1998                   1997                   1996
                                            -----------            -----------            -----------
                                                           (dollars shown in thousands)
  Maximum borrowings outstanding
     during the period                          --                  $  4,100               $14,717
  Average outstanding balance
     during the period                          --                       193                 1,162
  Weighted average interest rate
     for the period                             --                       8.5%                10.25%


G. Income Taxes:

      The significant items comprising the Company's net deferred taxes as of January 31, 1998 and February 1, 1997 are as follows:


                                                                         JANUARY 31,         FEBRUARY 1,
                                                                            1998                1997
                                                                         -----------         -----------
                                                                           (amounts shown in thousands)
Deferred Tax Liabilities:

     Difference between book and
         tax basis of property                                           $ 1,071               $ 1,315
                                                                         -------               -------

 Deferred Tax Assets:

     Sales returns and doubtful accounts
         allowances not currently deductible                                 719                 1,033
     Inventory reserves not currently deductible                           1,441                 2,095
     Federal net operating loss and tax credit carryforward
         and unutilized charitable contribution carryforward              14,335                18,763
     State net operating loss carryforward                                 3,684                 2,868
     Other                                                                   959                   363
                                                                         -------               -------
                                                                          21,138                25,122
                                                                         -------               -------

     Net deferred tax asset before valuation allowance                    20,067                23,807
                                                                         -------               -------

     Valuation allowance                                                  17,442                23,807
                                                                         -------               -------

     Net Deferred Tax Asset                                              $ 2,625               $    --
                                                                         =======               =======


      The components of income (loss) before income taxes are as follows:


                                        FIFTY-TWO           FIFTY-TWO            FIFTY-THREE
                                       WEEKS ENDED         WEEKS ENDED           WEEKS ENDED
                                        JANUARY 31,         FEBRUARY 1,           FEBRUARY 3,
                                           1998                1997                  1996
                                       ------------        ------------          ------------
                                                      (amounts shown in thousands)

           Domestic                       $6,117              $ 2,692               $  (702)
           Foreign                         1,661               (1,777)               (2,610)
                                          ------              -------               -------
                                          $7,778              $   915               $(3,312)
                                          ======              =======               ========

      The components of the provision (benefit) for income taxes consist of the following:

                                                                FIFTY-TWO           FIFTY-TWO            FIFTY-THREE
                                                               WEEKS ENDED         WEEKS ENDED           WEEKS ENDED
                                                               JANUARY 31,         FEBRUARY 1,           FEBRUARY 3,
                                                                  1998                1997                  1996
                                                               -----------         -----------           ------------
                                                                          (amounts shown in thousands)
           Current:
           Federal                                               $   210             $  97                 $  --
           State                                                      21                 6                    --
           Foreign                                                   129                51                   130
                                                                 -------             -----                 -----
           Total Current                                             360               154                   130
                                                                 -------             -----                 -----
           Deferred:
           Federal                                                (2,625)               --                    --
           State                                                      --                --                    --
           Foreign                                                    --                --                    --
           Total Deferred                                         (2,625)               --                    --
                                                                 -------             -----                 -----

           Total provision (benefit) for income taxes            $(2,265)            $ 154                 $ 130
                                                                 =======             =====                 =====

    The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:


                                                FIFTY-TWO           FIFTY-TWO        FIFTY-THREE
                                               WEEKS ENDED        WEEKS ENDED        WEEKS ENDED
                                               JANUARY 31,          FEBRUARY 1,      FEBRUARY 3,
                                                  1998                1997              1996
                                               -----------        -------------      -----------
        Statutory rate                             35.0%               35.0%            35.0%
        Benefit of graduated rates                 (1.0)               (1.0)            (1.0)
        State taxes (net of
          federal benefit)                         (6.0)                1.2              1.1
        Tax effect of
          foreign subsidiaries                      5.0                  --            (31.1)
        Valuation allowance                       (67.5)              (31.3)            (9.1)
        Alternative minimum tax                     2.7                10.6               --
        Other                                       2.7                 2.3              1.2
                                                  ------             ------            -----
                                                  (29.1%)              16.8%            (3.9%)
                                                  ======             ======            ======

      The Company has a Federal net operating loss carryforward of approximately $38.8 million and a state net operating loss carryforward of approximately $118.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2012. The Company also has an alternative minimum tax credit carryforward of approximately $1.2 million to offset future regular federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

      At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The effect in Fiscal 1997, Fiscal 1996 and Fiscal 1995 was not material. The "approved enterprise" tax benefit is available to EDI until the year 2000.

      The Company is the sole shareholder of Jan Bell de Mexico, S.A. de C.V. ("Jan Bell de Mexico") and its wholly owned subsidiary, Elico Mexicana S.A. de C.V. ("Elico"). Elico employs individuals and leases them to Jan Bell de Mexico. Elico is taxed at a rate of 34% on net income and Jan Bell de Mexico is taxed at an inflation adjusted rate of approximately 26% of its net worth. Accordingly, during Fiscal 1997 the Company recorded a tax provision of approximately $57,000 for its Mexico operations.

      The Company has not provided Federal and state income taxes on approximately $11.8 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at January 31, 1998 approximates $4.4 million exclusive of any benefit from utilization of foreign tax credits. At January 31, 1998, the Company has approximately $2.2 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.

H.  Commitments and Contingencies:

     (1) As discussed in Note F, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at $3.25 to $4.00 per share which expire May 1, 2005. Additionally, the Company has warrants outstanding to purchase 700,000 shares of common stock at $24.70 per share which expire December 16, 1998.

     (2) The Company has non-cancelable operating leases for retail space through June 2003. The Company also has operating leases for copiers, postage machines, and computer equipment. Minimum lease commitments subsequent to January 31, 1998 are as follows:

           1998................................................   $  867,092
           1999................................................      653,479
           2000................................................      458,262
           2001................................................      415,000
           2002................................................      345,405
           Thereafter..........................................       31,487
                                                                  ----------
                                                                  $2,770,725
                                                                  ==========
I.    Legal Proceedings:

      The Company is from time to time involved in litigation incidental to the conduct of its business. While it is not possible to predict with certainty the outcome of such matters, management believes that any litigation currently pending to which the Company is a party will not have a material adverse effect on the Company's financial position or results of operations.

J.    Geographic Information

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


                                                     UNITED STATES     ISRAEL      MEXICO     ELIMINATIONS     CONSOLIDATED
                                                     -------------     ------      ------     ------------     ------------
Fifty-two weeks ended
January 31, 1998

Net Sales
  Unaffiliated Customers                               $ 234,219      $ 7,954      $5,717      $     --          $247,890
  Transfer to other geographic areas                          --       20,512          --       (20,512)               --
                                                       ---------      -------      ------      --------          --------
     Total Net Sales                                     234,219       28,466       5,717       (20,512)          247,890
                                                       =========      =======      ======      ========          ========

Income before taxes                                        6,116        1,608         433          (379)            7,778
                                                       =========      =======      ======      ========          ========

Identifiable assets                                      141,355       11,288       6,771        (7,702)          151,712
                                                       =========      =======      ======      ========          ========


Fifty-two weeks ended
February 1, 1997

Net Sales
  Unaffiliated Customers                                 232,902        7,344       2,833            --           243,079
  Transfers to other geographic areas                         --       16,055          --       (16,055)               --
                                                       ---------      -------      ------      --------          --------
     Total Net Sales                                     232,902       23,399       2,833       (16,055)          243,079
                                                       =========      =======      ======      ========          ========

Income (loss) before taxes                                 2,692       (2,465)        517           171               915
                                                       =========      =======      ======      ========          ========
Identifiable assets                                      130,353       12,138       6,101        (9,207)          139,385
                                                       =========      =======      ======      ========          ========

Fifty-three weeks ended
February 3, 1996

Net Sales
  Unaffiliated Customers                                 242,483        8,652       2,869           --            254,004
  Transfers to other geographic areas                         --       19,806       1,596       (21,402)               --
                                                       ---------      -------      ------      --------          --------
     Total Net Sales                                     242,483       28,458       4,465       (21,402)          254,004
                                                       =========      =======      ======      ========          ========

Income (loss) before taxes                                  (702)      (1,721)      1,404        (2,293)           (3,312)
                                                       =========      =======      ======      ========          ========

Identifiable assets                                    $ 149,021      $14,483      $4,350      $(14,681)         $153,173
                                                       =========      =======      ======      ========          ========

K. Other Charges

     Other charges in Fiscal 1996 consisted of approximately $2 million in severance payments to the Company's former President and Chief Executive Officer, the write-off of $630,000 of financing costs in connection with the prepayment of the senior notes as further discussed in Note F, $1.5 million write-down of the carrying value of the Company's former corporate headquarters building which became held for sale, and a $1.5 million provision for the closing of two of the Jewelry Depot locations which includes a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets. These two locations were closed during November 1997 and January 1998.

L.    Acquisition of Manhattan Diamond Stores:

      On September 30, 1996 the Company acquired from Andin International, Inc. its three Manhattan Diamond outlet stores located in the Gurnee Mills, Potomac Mills and Orlando Belz outlet malls. The purchase price for the stores was $500,000, of which $70,000 was for all store fixtures and $430,000 was allocated to goodwill. Both of these amounts are being amortized over the remaining terms of the leases at acquisition which ranged from 14 months to 39 months. Pro forma effects of the results of operations resulting from the acquisition of these stores is not materially different from the Company's historical results.

M.    Employee Benefit Plans:

STOCK OPTION PLANS

      As of January 31, 1998 the Company had 292,927 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

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

      A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 30,209, 34,671 and 35,372 shares were issued during the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

RETIREMENT SAVINGS PLAN

      In December 1992, the Board of Directors approved a Retirement Savings Plan, which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a cash contribution of 25% of the employee's pretax contribution, up to 4% of the employees compensation, in any calendar year. During the year ended February 3, 1996, the matching contribution was made in Company stock.

ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 1997, Fiscal 1996 and Fiscal 1995 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:


                                                           FISCAL            FISCAL           FISCAL
                                                            1997              1996             1995
                                                          -------           -------          --------
    Net income/(loss) (in thousands)
         As reported                                      $10,043           $  761           $ (3,442)
         Proforma                                         $ 7,762           $ (147)          $ (4,253)
    Income/(loss) per share

         As reported                                      $   .39           $  .03           $   (.13)
         Proforma basic and diluted                       $   .30           $ (.01)          $   (.17)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 1997, Fiscal 1996 and Fiscal 1995: expected volatility of 53%, 65% and 65%, respectively, risk-free interest rate of 5.70%, 6.53% and 6.53%, respectively, expected lives of approximately five years for all three years, and a dividend yield of zero for all three years. The weighted average fair values of options granted during Fiscal 1997, Fiscal 1996 and Fiscal 1995 were $1.34, 1.36, and $1.55 respectively.

     The following is a summary of the activity in the option plans during Fiscal 1997, Fiscal 1996 and Fiscal 1995:


                                                 FISCAL                          FISCAL                          FISCAL
                                                  1997                            1996                            1995
                                       -----------------------------   ----------------------------    ----------------------------
                                                        WEIGHTED                       WEIGHTED                       WEIGHTED
                                                         AVERAGE                        AVERAGE                        AVERAGE
                                         SHARES       EXERCISE PRICE     SHARES      EXERCISE PRICE       SHARES     EXERCISE PRICE
                                       ---------      --------------   ---------     --------------    ----------    --------------
    Outstanding at beginning of
       year                            4,315,042          $ 6.07       4,641,126         $ 6.02         4,085,146        $ 7.56
    Granted                            3,334,500            2.58         175,000           2.24         1,628,300          2.55
    Canceled                            (640,585)           6.26        (479,750)          4.31        (1,072,320)         6.64
    Exercised                            (57,333)           2.46         (21,334)          2.51                 0             0
                                      ----------          ------      ----------         ------       -----------        ------

    Outstanding at end of year         6,951,624           $4.41       4,315,042         $ 6.07         4,641,126        $ 6.02
                                      ==========           =====      ==========         ======       ===========        ======

      A summary of the status of the option plans as of January 31, 1998 is presented below:


                                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     --------------------------------                --------------------------------
                                      WEIGHTED AVGE.         WEIGHTED                                       WEIGHTED
     RANGE OF                            REMAINING            AVERAGE                                        AVERAGE
     EXERCISE       NUMBER           CONTRACTUAL LIFE        EXERCISE                  NUMBER               EXERCISE
      PRICES      OUTSTANDING           (IN YEARS)             PRICE                 EXERCISABLE              PRICE
   ------------   -----------        ----------------        --------                -----------            ---------
   $  2.06-2.08      105,000                 8.7              $  2.06                    75,000              $  2.06
      2.09-3.09    4,158,200                 9.1                 2.56                 1,805,374                 2.54
      3.10-4.64      625,000                 7.0                 3.96                   625,000                 3.96
      4.65-6.95      918,520                 6.3                 5.02                   718,520                 5.02
     6.96-10.43      553,179                 4.7                 9.00                   552,093                 9.00
    10.44-14.09      591,725                 4.1                13.01                   591,725                13.01
    -----------   ----------               -----              -------                ----------              -------
   $ 2.06-14.09    6,951,624                 7.8              $  4.41                 4,367,712              $  5.38
   ============    =========               ======             =======                ==========              =======

N. Fair Value of Financial Instruments:

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

             Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses - The carrying amounts of these items are a reasonable estimate of their fair values.

O. Proposed Acquisition

      In February 1998, the Company announced that it had executed a letter of intent to acquire Mayor's Jewelers, Inc. ("Mayor's"). Pursuant to the letter of intent, which was signed by Mayor's and shareholders owning approximately 75% of its shares, the Company has agreed to acquire up to all of the outstanding shares of Mayor's. The aggregate value of the transaction (assuming all shares are purchased) is approximately $92.8 million, consisting of cash, common stock and the assumption or replacement of outstanding debt. The announcement cautioned that the transaction is subject to, among other things, the negotiation and execution of a definitive agreement and certain approvals, including those required by the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

      Notwithstanding the Company's belief that the acquisition will receive the necessary regulatory approvals, the Company can provide no assurance that the acquisition will ultimately be consummated. In addition, the Company has not finalized its assessment regarding the impact that Mayor's would have on future operating results or capital requirements.

P.    Selected Quarterly Financial Data (unaudited):


                                                               THIRTEEN WEEKS ENDED
                                           ------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           MAY 3,           AUGUST 2,       NOVEMBER 1,     JANUARY 31,
                                            1997              1997             1997           1998
                                          -------           ---------       -----------     -----------

Net Sales                                 $46,977            $53,309          $45,219         $102,385
Gross Profit                               10,343             11,944           10,092           27,507
Net income (loss)                          (2,307)              (643)          (2,307)          15,300
Basic earnings (loss) per Common Share      (0.09)             (0.02)           (0.09)            0.59
Diluted earnings (loss) per Common Share    (0.09)             (0.02)           (0.09)            0.58



                                                                  THIRTEEN WEEKS ENDED
                                              ------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              MAY 4,           AUGUST 3,       NOVEMBER 2,     FEBRUARY 1,
                                               1996              1996             1996           1997
                                             -------           ---------       -----------     -----------

Net Sales                                   $47,449           $55,152           $44,706         $95,772
Gross Profit                                  9,710            12,092             9,860          27,781
Net income (loss)                            (5,071)           (1,177)           (2,910)          9,919
Basic earnings (loss) per Common Share        (0.20)            (0.05)            (0.11)           0.38
Diluted earnings (loss) per Common Share      (0.20)            (0.05)            (0.11)           0.38



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following is a list of the consolidated financial statements of Jan Bell Marketing, Inc. included in Item 8 of Part II.

Independent Auditors' Report.

Consolidated Balance Sheets - January 31, 1998 and February 1, 1997.

Consolidated Statements of Operations - Fifty-two Weeks Ended January 31, 1998 and February 1, 1997 and Fifty-three weeks Ended February 3, 1996.

Consolidated Statements of Stockholders' Equity - Fifty-two Weeks Ended January 31, 1998 and February 1, 1997 and Fifty-three Weeks Ended February 3, 1996.

Consolidated Statements of Cash Flows - Fifty-two Weeks Ended January 31, 1998 and February 1, 1997 and Fifty-three Weeks Ended February 3, 1996.

(a)(2) Financial Statement Schedules. The following is the financial statement schedule filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are included or incorporated by reference as indicated in this Form 10-K:

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------

     3.1   -        Certificate of Incorporation. Incorporated by reference
                    from Company's Form S-1 (No. 33-15347) declared effective in
                    August 1987.

     3.2   -        Bylaws. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

     4.1   -        Specimen Certificate. Incorporated by reference from
                    Company's Form 10-K filed in March 1991.

     4.2   -        Jan Bell Marketing, Inc. 1987 Stock Option Plan.
                    Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.3   -        Jan Bell Marketing, Inc. Employee Stock Purchase Plan.
                    Incorporated by reference from Company's Form 10-K filed in March 1991.

     4.4   -        Jan Bell Marketing, Inc. 1991 Stock Bonus Plan. Incorporated
                    by reference from Company's Definitive Proxy Statement filed in April 1991.

     4.5   -        Jan Bell Marketing, Inc. 1991 Stock Option Plan.
                    Incorporated by reference from Company's Definitive Proxy
                    Statement filed in April 1993.

     4.6   -        Rights Agreement dated November 21, 1996 incorporated by
                    reference from Form 8-K filed November 21, 1996.

     10.1  -        Employment Agreement dated August 1, 1994 between Richard
                    Bowers and the Company. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

     10.2  -        Form of Indemnification Agreement. Incorporated by reference from Company's Form S-1 (No. 33-26947) declared effective in
                    February 1989.

     10.3  -        Agreement with Sam's dated July 19, 1993. Incorporated by
                    reference from Company's 8-K filed in July 1993.

     10.4  -        Addendum to Sam's Agreement dated July 19, 1993.
                    Incorporated by reference from Company's 10-K filed in April
                    1994.

     10.5  -        Loan and Security Agreement between GBFC, Inc. and JBM
                    Retail Company, Inc. dated May 31, 1995. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

     10.6  -        Loan and Security Agreement between GBFC, Inc. and JBM
                    Retail Company, Inc. dated May 31,1995. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

     10.7  -        Warrant Agreement dated May 31, 1995 between the Company and
                    Various Lenders. Incorporated by reference from Company's
                    Form 10-K/A filed in May 1995.

     10.8  -        Warrant Agreement dated May 31, 1995 between the Company,
                    GBFC, Inc. and Foothill Capital Corporation. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

     10.9  -        Employment Agreement dated June 2, 1997 between Isaac
                    Arquetty and the Company Incorporated by reference from the Company's Form 10-Q filed September 17, 1997.

     10.10 - Employment Agreement dated October 20, 1997 between David Boudreau and the Company

     10.11 - Employment Agreement dated October 20, 1997 between William Grayson and the Company

     10.12 - Employment Agreement dated October 20, 1997 between Marc Weinstein and the Company

     21.1  -        Subsidiaries of Registrant: Wholly-owned subsidiaries of the
                    Company include JBM Venture Co., Inc., JBM Retail Company,
                    Inc., Delaware corporations, Regal Diamonds Ltd., an Israeli company, Exclusive Diamonds International, Ltd., an Israeli company, Jan Bell de Mexico, S.A. de C.V., and Elico
                    Mexican, a Mexican corporation, and Jan Bell
                    Marketing/Puerto Rico, Inc., a Puerto Rican corporation

     23.1  -        Consent of Deloitte & Touche LLP

     27.1  -        Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the fourth quarter ending January 31, 1998 as follows: None

                                   SCHEDULE II

           JAN BELL MARKETING, INC. VALUATION AND QUALIFYING ACCOUNTS
                          (Amounts shown in thousands)


                                                                      CHARGED TO
                                                    BEGINNING         COSTS AND                         ENDING
       DESCRIPTION                                   BALANCE          EXPENSES         DEDUCTIONS       BALANCE
       -----------                                  ---------         ---------        ----------       --------
       Fiscal year ended February 3, 1996
           Allowance for Doubtful
              Accounts                             $      445       $   4,252          $   3,995       $    702

           Allowance for
              Returns                                   5,185             643              5,828              0

           Inventory Allowances                        21,236           6,171             21,100          6,307

       Fiscal year ended February 1, 1997
           Allowance for Doubtful
              Accounts                                    702             925                188          1,439

            Inventory Allowances                        6,307           3,898              5,063          5,142

       Fiscal year ended January 31, 1998
            Allowance for Doubtful
                Accounts                                1,439             413                 66          1,786

           Inventory Allowances                         5,142           8,175              9,585          3,732



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                          JAN BELL MARKETING, INC.


Date: May 1, 1998


                                          /s/ Isaac Arguetty
                                          -------------------------------
                                          Isaac Arguetty,
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



     SIGNATURE                                      CAPACITY                        DATE
     ---------                                      --------                        ----


/s/ Isaac Arguetty                         Chairman of the Board and             May 1, 1998
----------------------                     Chief Executive Officer
Isaac Arguetty


/s/ David Boudreau                         Chief Financial Officer               May 1, 1998
----------------------                     and Senior Vice President of
David Boudreau                             Finance & Treasurer


/s/ Haim Bashan                            Director                              May 1, 1998
----------------------
Haim Bashan


/s/ Gregg Bedol                            Director                              May 1, 1998
----------------------
Gregg Bedol


/s/ Tom Epstein                            Director                              May 1, 1998
----------------------
Tom Epstein


/s/ Sidney Feltenstein                     Director                              May 1, 1998
----------------------
Sidney Feltenstein


/s/ Peter Offermann                        Director                              May 1, 1998
----------------------
Peter Offermann


/s/ Robert Robison                         Director                              May 1, 1998
----------------------
Robert Robison


                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------
                           SEE PAGE 40 FOR A COMPLETE LIST OF EXHIBITS
                           FILED, INCLUDING EXHIBITS INCORPORATED BY
                           REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

        10.10 Employment Agreement dated October 20, 1997 between David Boudreau and the Company

        10.11 Employment Agreement dated October 20, 1997 between William Grayson and the Company

        10.12 Employment Agreement dated October 20, 1997 between Marc Weinstein and the Company

        21.1               Subsidiaries of Registrant:

                           Wholly-owned subsidiaries of the Company include JBM Venture Co., Inc., JBM Retail
                           Company, Inc., Delaware corporations,
                           Exclusive Diamonds International, Ltd., an
                           Israeli company, Jan Bell de Mexico, S.A.
                           de C.V., and Elico Mexican, a Mexican
                           corporation, and Jan Bell Marketing/Puerto
                           Rico, Inc., a Puerto Rican corporation.

        23.1               Consent of Deloitte & Touche LLP

        27.1               Financial Data Schedule (for SEC use only).
