Form 10-Q
period 1998-05-02
JAN BELL MARKETING INC
filed 1998-06-16
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Thirteen Weeks Ended May 2, 1998

                          Commission File Number 1-9647

                            JAN BELL MARKETING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              59-2290953
         ------------------------           --------------------------------
         (State of Incorporation)           (IRS Employer Identification No.)

                 14051 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 846-2719
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                   26,686,304 COMMON SHARES ($.0001 PAR VALUE)
                               AS OF JUNE 12, 1998

                                    FORM 10-Q

                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED MAY 2, 1998

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                               PAGE NO.

         Item 1. Consolidated Financial Statements

                  A. Consolidated Balance Sheets.................................3
                  B. Consolidated Statements of Operations.......................4
                  C. Consolidated Statements of Cash Flows.......................5
                  D. Notes to Consolidated Financial Statements..................6

         Item 2. Management's Discussion and Analysis of  Financial
                        Condition and Results of Operations......................8

PART II: OTHER INFORMATION

                  Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports
                   on Form 8-K .................................................13

                          PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                                       May 2,          January 31,
                                                                        1998               1998
                                                                      --------           --------
                                                                    (unaudited)
                                  ASSETS
Current Assets:
Cash and cash equivalents                                             $ 54,485           $ 48,432
Accounts receivable, net                                                 4,472              6,271
Inventories                                                             82,851             69,193
Deferred income taxes                                                    2,625              2,625
Other current assets                                                     1,119              1,376
                                                                      --------           --------
   Total current assets                                                145,552            127,897

Property, net                                                           17,473             18,143
Goodwill                                                                 2,394              2,475
Other assets                                                             2,732              3,197
                                                                      --------           --------
                                                                      $168,151           $151,712
                                                                      ========           ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                      $ 25,314           $  9,784
Accrued expenses                                                         5,856              6,349
                                                                      --------           --------
   Total current liabilities                                            31,170             16,133

Stockholders' equity:
Common stock, $.0001 par value,
   50,000,000 shares authorized,
   26,526,404 and 25,981,970 shares
   issued and outstanding, respectively                                      3                  3
Additional paid-in capital                                             182,623            180,649
Accumulated deficit                                                    (43,867)           (43,295)
Foreign currency translation adjustment                                 (1,778)            (1,778)
                                                                      --------           --------
   Total stockholders' equity                                          136,981            135,579
                                                                      --------           --------
                                                                      $168,151           $151,712
                                                                      ========           ========




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                                  Thirteen         Thirteen
                                                                 Weeks Ended      Weeks Ended
                                                                 May 2, 1998      May 3, 1997
                                                                 -----------      -----------
                                                                          (unaudited)

              Net sales                                            $52,493           $46,977
              Cost of sales and occupancy costs                     40,333            36,634
                                                                   -------           -------
              Gross profit                                          12,160            10,343

              Store and warehouse
                  operating and selling expenses                     8,584             7,592
              General and administrative expenses                    3,128             3,387
              Depreciation and amortization                          1,372             2,017
              Currency exchange loss                                   367                 0
                                                                   -------           -------
                                                                    13,451            12,996
                                                                   -------           -------
              Operating loss                                        (1,291)           (2,653)

              Interest and other income                                776               390
                                                                   -------           -------
              Loss before income taxes                                (515)           (2,263)

              Income tax provision                                      57                44
                                                                   -------           -------
              Net loss                                               $(572)          $(2,307)
                                                                   =======           =======

              Net loss per common share                             $(0.02)           $(0.09)
                   (basic and diluted)
              Weighted average shares
                  Outstanding                                   26,219,488        25,894,541




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                    Thirteen           Thirteen
                                                                  Weeks Ended         Weeks Ended
                                                                  May 2, 1998         May 3, 1997
                                                                  -----------         -----------
                                                                           (unaudited)
Cash flows from operating activities:
  Cash received from customers                                     $ 54,200             $ 48,341
  Cash paid to suppliers and employees                              (50,286)             (45,424)
  Interest and other income received                                    776                  390
  Income taxes paid                                                    (248)                (117)
                                                                   --------             --------

Net cash provided by operating activities                             4,442                3,190

Cash flows from investing activities:
   Capital expenditures                                                (314)                (563)
                                                                   --------             --------

Cash flows from financing activities:
    Proceeds from sale of employee
      stock plans                                                     1,974                   --
                                                                   --------             --------
Effect of exchange rate changes                                         (49)                  (9)
                                                                   --------             --------

Net increase in cash and cash equivalents                             6,053                2,618
Cash and cash equivalents at beginning of period                     48,432               23,525
                                                                   --------             --------
Cash and cash equivalents at end of period                         $ 54,485             $ 26,143
                                                                   ========             ========

Reconciliation of net loss to net cash provided by
 operating activities:
Net loss                                                           $   (572)            $ (2,307)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                      1,372                2,017
   Currency exchange loss                                               290                   --
   (Increase) Decrease in assets:
      Accounts receivable (net)                                       1,707                1,364
      Inventories                                                   (13,776)             (11,542)
      Other                                                             386                  231
   Increase (Decrease) in liabilities:
      Accounts payable                                               15,530               14,081
      Accrued expenses                                                 (495)                (654)
                                                                   --------             --------
Net cash provided by operating activities                          $  4,442             $  3,190
                                                                   ========             ========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  UNAUDITED FINANCIAL STATEMENTS

                  The Company's financial statements as of May 2, 1998 and for the thirteen week periods ended May 2, 1998 and May 3, 1997 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 2, 1998 and May 3, 1997 are not necessarily indicative of annual results because of the seasonality of the Company's business.

                  The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 31, 1998 filed with the Securities Exchange Commission.

B.  PENDING MAYOR'S ACQUISITION

                  In February 1998, the Company announced that it had executed a letter of intent to acquire Mayor's Jewelers, Inc. ("Mayor's"). In June 1998, the Company announced that it had executed a definitive Stock Purchase Agreement with shareholders owning more than a majority of the outstanding shares of Mayor's. The transaction has been approved by the Mayor's Board, which has recommended it to the remaining shareholders. Jan Bell has offered to purchase all of Mayor's remaining shares on the same terms and conditions as those set forth in the Stock Purchase Agreement, although Jan Bell is prepared to consummate the purchase of at least 63% of the outstanding shares. The value of the transaction before expenses (assuming all shares are purchased) consists of approximately $18.7 million in cash, 2 million shares of Jan Bell's authorized but unissued common stock and the assumption or repayment of approximately $66.2 million in outstanding debt. Notwithstanding the Company's belief that the acquisition will receive the necessary regulatory approvals, the Company can provide no assurance that the acquisition will ultimately be consummated. In addition, the Company has not finalized its assessment regarding the impact that the acquisition of Mayor's would have on future operating results or capital requirements.

C.  RELATIONSHIP WITH SAM'S WHOLESALE CLUB

                  The Company operates an exclusive leased department at all existing and future domestic Sam's Wholesale Club ("Sam's") locations and at four Puerto Rico Sam's Club locations under an agreement which expires February 1, 2001. The Company pays Sam's a tenancy fee of 9% of net sales. During the thirteen weeks ended May 2, 1998, approximately 94% of the Company's net sales were from Sam's customers. The loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

D.  NEW ACCOUNTING PRONOUNCEMENT

                  In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to shareholders. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirements to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.  INVENTORIES

                  Inventories are summarized as follows:


                                                          May 2, 1998                    January 31, 1998
                                                  ---------------------------     -----------------------------
                                                                   (Amounts Shown In Thousands)
                                                   Company          Held On        Company            Held On
                                                    Owned         Consignment       Owned           Consignment
                                                  ---------       -----------     ---------         -----------
     Precious and semi-precious gem jewelry-
         related merchandise (and
         associated gold):
         Raw materials                            $  7,901          $   --         $  5,439           $   --
         Finished goods                             36,428             463           33,513            1,756
     Gold jewelry-related merchandise:
         Finished goods                             14,055             220           13,148              243
     Watches                                        10,572             ---            7,372              ---
     Other consumer products                        13,895              83            9,721               19
                                                 ---------          ------       ----------           ------
                                                  $ 82,851          $  766        $  69,193           $2,018
                                                  ========          ======       ==========           ======

F.  INCOME TAXES

                   The Company has a deferred tax asset of approximately $17.4 million which currently is not reflected in the balance sheet as a result of a $17.4 million valuation allowance. The valuation allowance has been provided to offset the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized. The Company has a Federal net operating loss carryforward of approximately $38.8 million, and a state net operating loss carryforward of approximately $118.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2012. The Company also has an alternative minimum tax credit carryforward of approximately $1.2 million to offset future Federal income taxes.

G. COMPREHENSIVE INCOME (LOSS)

                  Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Total comprehensive income (loss) for the thirteen week periods ended May 2, 1998 and May 3, 1997, respectively, was ($572,000) consisting of net loss and ($2,342,000) consisting of net loss of ($2,307,000) and foreign currency translation adjustment of ($35,000).

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's annual report on Form 10-K for the year ended January 31, 1998 filed with the Securities Exchange Commission.

                  The Company operates an exclusive leased department at all existing and future domestic Sam's Wholesale Club ("Sam's") locations and four Puerto Rico Sam's locations under an agreement which expires February 1, 2001. During the thirteen weeks ended May 2, 1998, approximately 94% of the Company's net sales were from Sam's customers.

                  The results of operations for the thirteen weeks ended May 2, 1998 reflect the Company's ongoing strategy to achieve consistent earnings improvement in the retail marketplace. The Company has implemented merchandise strategies that emphasize higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved revenue growth in its Sam's Club departments as a result of improved merchandise assortment, quality and distribution which has allowed the Company to generate higher gross margin. In addition, continued emphasis on cash management has allowed the Company to generate positive cash flows from operations and reduce its reliance on working capital support from third party lenders. Finally, the Company's ongoing efforts to reduce and better balance its inventory levels and reduce the amount of discontinued inventory in stock and replace it with current merchandise has resulted in improved inventory turns and reduced average inventory requirements. Management believes there is additional opportunity for continued improvements in sales, gross margins and operating cash flows in its traditional business with Sam's. Further, management believes it has strategically positioned the Company for growth.

                  Net sales were $52.5 million for the thirteen weeks ended May 2, 1998 compared to $47.0 million for the thirteen weeks ended May 3, 1997. Net sales in the retail locations for the thirteen weeks ended May 2, 1998 were $50.1 million compared to $44.5 million for the thirteen weeks ended May 3, 1997. Comparable retail sales for the thirteen weeks ended May 2, 1998 were $49.5 million compared to $44.3 million for the thirteen weeks ended May 3, 1997. These increases in sales are primarily attributable to better merchandising strategies, improved placement of goods within the Sam's locations, and additional advertising and marketing in Sam's advertising and marketing vehicles. The sales increases primarily were in the Company's diamond jewelry, color jewelry and watch products categories.

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

                  Gross profit was $12.2 million or 23.2% of net sales for the thirteen weeks ended May 2, 1998 compared to $10.3 million or 22.0% of net sales for the thirteen weeks ended May 3, 1997. The increase in gross profit as a percentage of net sales was primarily attributable to margin improvements in the Company's gold product categories and improvements as a percentage of sales in product handling costs and inventory shrinkage, partially offset by decreases in the diamond and color product categories which resulted primarily from the sale of discontinued and slow moving merchandise.

                  Store and warehouse operating and selling expenses were $8.6 million for the thirteen weeks ended May 2, 1998 compared to $7.6 million for the thirteen weeks ended May 3, 1997. The increase in these expenses for the thirteen weeks ended May 2, 1998 compared to the thirteen weeks ended May 3, 1997 is primarily attributable to increased store payroll and increased advertising and marketing in Sam's advertising and marketing vehicles. The Company believes that investment in these costs contributed to the increase in sales previously discussed. Also contributing to the increase in expenses are costs that vary proportionately with sales such as check authorization charges and chargecard processing fees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  General and administrative expenses were $3.1 million for the thirteen weeks ended May 2, 1998 compared to $3.4 million for the thirteen weeks ended May 3, 1997. The decrease in these expenses for the thirteen weeks ended May 2, 1998 compared to the thirteen weeks ended May 3, 1997 is primarily attributable to professional fees related to the Company's strategic business development which were expensed in the thirteen weeks ended May 3, 1997.

                  The decrease in depreciation and amortization expense to $1.4 million for the thirteen weeks ended May 2, 1998 from $2.0 million for the thirteen weeks ended May 3, 1997 is primarily attributable to the significant fixed asset expenditures made to satisfy the requirements of the retail business during 1992 becoming fully depreciated during May 1997.

                  The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. If it is determined that the risk in Mexico outweighs the long term growth benefits, the Company will seek to maximize its return through a divestiture of this entity. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar resulted in direct charges or credits to the consolidated statements of operations during a portion of Fiscal 1997 and during the first quarter of 1998. During the thirteen weeks ended May 2, 1998, there was a foreign currency exchange loss of $.4 million. During the thirteen weeks ended May 3, 1997, there was no currency exchange loss.

                  The increase in interest and other income to $.8 million for the thirteen weeks ended May 2, 1998 from $.4 million for the thirteen weeks ended May 3, 1997 is a result of higher average cash balances available for investment during the first quarter of 1998.

                  The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen weeks ended May 2, 1998 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  As of May 2, 1998, cash and cash equivalents totaled $54.5 million, an increase of $6.1 million from January 31, 1998 which resulted primarily from $4.4 million of cash provided by operations. The Company had no short-term borrowings during the first quarter of both 1998 and 1997 under its $40 million working capital facility.

                  The Company's current $40 million working capital facility with BankBoston Retail Finance, Inc. and Foothill Capital Corporation which was scheduled to expire on May 31, 1998 has been extended through July 31, 1998. The agreement related to the current working capital facility contains covenants which require the Company to maintain financial ratios related to earnings, working capital, inventory turnover, trade payables and tangible net worth. It limits capital expenditures and the incurrence of additional debt and prohibits payment of dividends.

                  The Company has received a commitment for a working capital facility of $80 million with the right to request an increase up to $110 million from Citicorp USA, Inc. Among other matters, the terms and conditions of the facility are contingent upon a successful closing of the Mayor's acquisition (discussed below). In the event the Mayor's transaction does not close, the Company believes that bank financing will be available either through modifications to its existing facility or through placement of a new facility.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  In June 1998, the Company announced that it had executed a definitive Stock Purchase Agreement with shareholders owning more than a majority of the outstanding shares of Mayor's. The transaction has been approved by the Mayor's Board of Directors, which has recommended it to the remaining shareholders. Jan Bell has offered to purchase all of Mayor's remaining shares on the same terms and conditions as those set forth in the Stock Purchase Agreement, although Jan Bell is prepared to consummate the purchase of at least 63% of the outstanding shares. The value of the transaction before expenses (assuming all shares are purchased) consists of approximately $18.7 million in cash, 2 million shares of Jan Bell's authorized but unissued common stock and the assumption or repayment of approximately $66.2 million in outstanding debt. Notwithstanding the Company's belief that the acquisition will receive the necessary regulatory approvals, the Company can provide no assurance that the acquisition will ultimately be consummated. In addition, the Company has not finalized its assessment regarding the impact that the acquisition of Mayor's would have on future operating results or capital requirements.

                  The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. During the thirteen weeks ended May 2, 1998, the inventory increase of $13.7 million reflected a build up in anticipation of Mother's Day sales. For the remainder of Fiscal 1998, based on discussions with Sam's, the Company expects a limited increase in the number of leased departments it operates, and consequently does not foresee a need for a significant increase in retail inventory purchased for the departments within the Sam's locations. Without consideration of the proposed Mayor's acquisition, capital expenditures for Fiscal 1998 are projected not to exceed $3 million.

                  The Company's business is highly seasonal, with working capital needs peaking in October and November before the holiday selling season.

                  The Company believes that its cash on hand, projected cash from operations and availability under the current working capital facility and a working capital facility which is expected to be consummated during the second quarter of Fiscal 1998, will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1998. There can be no assurance that the Company's future operating results will be sufficient to sustain working capital and capital expenditure needs. Additionally, consummation of the proposed acquisition of Mayor's or other acquisitions would increase the Company's cash requirements.

NEW ACCOUNTING PRONOUNCEMENT

                   The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131 during the year ending January 30, 1999. SFAS No. 131 "Disclosures About Segments of an Enterprises and Related Information," establishes standards for reporting certain information about the Company's operating segments. These disclosures are to include the reported segments' sales, operating profit, identifiable assets and other certain information. This statement is effective for fiscal years beginning after December 15, 1997 and will require disclosure of prior period information, if practicable. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

YEAR 2000 MATTERS

                   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations causing disruptions of operations, including, among others things, a temporary inability to process transactions and invoices, or engage in similar normal business activities.

                   The Company has identified and assessed its systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. The Company expects to formalize its plan for corrective action and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems software and related computer technologies. The Company also believes that the year 2000 issue will not have a significant impact on its financial position or results of operations, although there can be no assurance, particularly regarding the operations of its vendors and suppliers.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

                   The future operating results of the Company may be affected by a number of factors, including without limitation the following:

                   The Company markets its products through Sam's pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic locations and four Puerto Rico locations through February 1, 2001. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's are evaluating the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's are currently reviewing strategies that could lead to a modified relationship prior to the expiration date. The Company is currently dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Mayor's acquisition, if consummated, is expected to reduce this dependence on Sam's.

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

                  The Company also operates three Manhattan Diamond locations in the Gurnee Mills, The Orlando Belz Outlet Mall and a Vero Beach Outlet Mall.
The Company is presently reviewing its strategy for the Manhattan Diamond concept. Management believes that the three locations currently do not generate an acceptable return on capital employed. The Company will look to either open additional locations in order to achieve economies of scale with respect to required cost structures or seek an acceptable sale of these locations.

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

                           PART II OTHER INFORMATION


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

                                           JAN BELL MARKETING, INC.
                                           (Registrant)



                                           By: /S/ DAVID P. BOUDREAU
                                              ---------------------------------
                                           Chief Financial Officer and Senior
                                           Vice President of Finance & Treasurer

Date:  June 16, 1998