Form 10-Q
period 1998-08-01
JAN BELL MARKETING INC
filed 1998-09-15
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Thirteen Weeks Ended August 1, 1998


                          Commission File Number 1-9647


                            JAN BELL MARKETING, INC.
--------------------------------------------------------------------------------
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


                   28,307,158 COMMON SHARES ($.0001 PAR VALUE)
                            AS OF SEPTEMBER 15, 1998

                                    FORM 10-Q
                                QUARTERLY REPORT


                       THIRTEEN WEEKS ENDED AUGUST 1, 1998


                                TABLE OF CONTENTS
                                -----------------

            PART I:  FINANCIAL INFORMATION                                                                     PAGE
                                                                                                                NO.

                     Item 1. Consolidated Financial Statements

                              A. Consolidated Balance Sheets...........................................         3
                              B. Consolidated Statements of Operations.................................         4
                              C. Consolidated Statements of Cash Flows.................................         6
                              D. Notes to Consolidated Financial Statements............................         7

                     Item 2. Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.......................................        10

            PART II: OTHER INFORMATION

                     Items 1, 2, 3 and 5 have been omitted because they are
                           not Applicable with respect to the current reporting period.

                     Item 4. Submission of Matters to a Vote of Security Holders.......................        18
                     Item 6. Exhibits and Reports on Form 8-K..........................................        18

                          PART I: FINANCIAL INFORMATION





Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)



                                                               August 1,      January 31,
                                                                 1998            1998
                                                               ---------      -----------
                                                              (Unaudited)
                                    ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                      $   5,632       $  48,432
Accounts receivable, net of allowance for doubtful
  accounts of $1,333 and $1,786, respectively                     26,492           6,271
Inventories                                                      139,837          69,193
Deferred income taxes                                              2,765           2,625
Other current assets                                               2,696           1,376
                                                               ---------       ---------
    Total current assets                                         177,422         127,897
Property, net                                                     24,456          18,143
Goodwill                                                          26,164           2,475
Other assets                                                       6,542           3,197
                                                               ---------       ---------
                                                               $ 234,584       $ 151,712
                                                               =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                               $  27,440       $   9,784
Accrued expenses                                                  12,386           6,349
Deferred liabilities                                               1,364              --
Deferred income taxes                                              6,587              --
                                                               ---------       ---------
   Total current liabilities                                      47,777          16,133

Long term debt                                                    40,714              --


STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value,
  50,000,000 shares authorized,
  28,269,524 and 25,981,970 shares
  issued and outstanding, respectively                                 3               3
Additional paid-in capital                                       191,275         180,649
Accumulated deficit                                              (43,407)        (43,295)
Foreign currency translation adjustment                           (1,778)         (1,778)
                                                               ---------       ---------
                                                                 146,093         135,579
                                                               ---------       ---------
                                                               $ 234,584       $ 151,712
                                                               =========       =========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)



                                             Thirteen Weeks       Thirteen Weeks
                                                 Ended               Ended
                                             August 1, 1998       August 2, 1997
                                             --------------       --------------
                                                         (Unaudited)

 Net sales                                         $60,352              $53,309

 Cost of sales and
   occupancy costs                                  46,389               41,365
                                             -------------        -------------
 Gross profit                                       13,963               11,944
 Store and warehouse
   operating and selling expenses                    9,460                8,056
 General and administrative expenses                 3,229                3,070
 Depreciation and amortization                       1,309                1,828
 Currency exchange loss                                145                    2
                                             -------------        -------------
 Operating loss                                       (180)              (1,012)
 Interest and other income                             726                  433
                                             -------------        -------------
 Income (loss) before income taxes                     546                 (579)
 Income tax provision                                   85                   64
                                             -------------        -------------

 Net income (loss)                                    $461                $(643)
                                             =============        =============

 Net income (loss) per common share                  $0.02               $(0.02)

 Weighted average shares outstanding            26,762,042           25,901,099






                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)



                                        Twenty-Six Weeks   Twenty-Six Weeks
                                            Ended              Ended
                                         August 1, 1998    August 2, 1997
                                         --------------    --------------
                                                    (Unaudited)

Net sales                                $    112,846       $    100,286

Cost of sales and
  occupancy costs                              86,722             77,999
                                         ------------       ------------
Gross profit                                   26,124             22,287

Store and warehouse
  operating and selling expenses               18,030             15,648
General and administrative expenses             6,372              6,457
Depreciation and amortization                   2,681              3,845
Currency exchange loss                            512                  2
                                         ------------       ------------

Operating loss                                 (1,471)            (3,665)
Interest and other income                       1,502                824
                                         ------------       ------------

Income (loss) before income taxes                  31             (2,841)
Income tax provision                              142                108
                                         ------------       ------------

Net loss                                 $       (111)      $     (2,949)
                                         ============       ============

Net loss per common share                $       0.00       $      (0.11)

Weighted average shares outstanding        26,490,765         25,897,820





                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                                  Twenty-Six Weeks Twenty-Six Weeks
                                                                                       Ended           Ended
                                                                                   August 1, 1998   August 2, 1997
                                                                                   --------------   --------------
                                                                                            (Unaudited)
             Cash flows from operating activities:
               Cash received from customers                                           $ 113,785       $  99,615
               Cash paid to suppliers and employees                                    (107,210)        (97,391)
               Interest and other income received                                         1,502             824
               Income taxes (paid) refunded                                                (284)             14
                                                                                      ---------       ---------
             Net cash provided by operating activities                                    7,793           3,062
                                                                                      ---------       ---------

             Cash flows from investing activities:
               Investment in Mayor's, net of cash acquired                              (54,395)             --
               Capital expenditures                                                        (735)           (987)
                                                                                      ---------       ---------
             Net cash used in investing activities                                      (55,130)           (987)
                                                                                      ---------       ---------

             Cash flows from financing activities:
               Borrowings under line of credit                                            5,425
               Debt repayment                                                            (2,864)             --
               Proceeds from sale of employee stock plans                                 2,921              34
               Payment of commitment fees                                                (1,018)           (400)
                                                                                      ---------       ---------
             Net cash provided by (used in) financing activities                          4,464            (366)
                                                                                      ---------       ---------

             Effect of exchange rate on cash                                                 72              (7)
                                                                                      ---------       ---------
             Net increase (decrease) in cash and cash equivalents                       (42,801)          1,702
             Cash and cash equivalents at beginning of period                            48,432          23,525
                                                                                      ---------       ---------
             Cash and cash equivalents at end of period                               $   5,631       $  25,227
                                                                                      =========       =========

             Reconciliation of net loss to net cash provided by
             operating activities;
             Net loss                                                                 $    (111)      $  (2,949)
             Adjustments to reconcile net loss to net cash provided
             by operating activities:
                Depreciation and amortization                                             2,681           3,845
                Currency exchange loss                                                      466               2
                (Increase) Decrease in assets (net of effect of acquisition in
                   1998):
                   Accounts receivable (net)                                                939            (670)
                   Inventories                                                            1,680           4,703
                   Other                                                                    (13)           (164)
                Increase (Decrease) in liabilities (net of effect of acquisition in 1998):
                   Accounts payable                                                       2,189          (2,120)
                   Accrued expenses                                                         (38)            415
                                                                                      ---------       ---------
             Net cash provided by operating activities                                $   7,793       $   3,062
                                                                                      =========       =========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  UNAUDITED FINANCIAL STATEMENTS

    The Company's consolidated financial statements for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 have not been audited by independent auditors, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 are not necessarily indicative of annual results because of the seasonality of the Company's business.

    The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 31, 1998, filed with the Securities Exchange Commission, as well as the Company's Form 8-K/A, which was filed with the Securities and Exchange Commission on September 15, 1998.

B.  MAYOR'S ACQUISITION

      In July 1998, Jan Bell consummated the acquisition of Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock and the refinancing of Mayor's outstanding debt through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of August 1, 1998 includes the acquired assets and liabilities of Mayor's and goodwill of approximately $23.8 million resulting from the Mayor's acquisition. Final determination of the goodwill balance will be made subsequent to the completion of certain appraisals and further review. Operating results of Mayor's will be included in the consolidated operations of Jan Bell for periods subsequent to August 1, 1998, which is the acquisition date for accounting purposes.

       In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action.

C.  RELATIONSHIP WITH SAM'S CLUB

    The Company operates an exclusive leased department at all existing and future domestic and Puerto Rico Sam's Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and twenty-six weeks ended August 1, 1998, approximately 93% of the Company's net sales were from Sam's customers. The loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

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

E.  INVENTORIES:

         Inventories are summarized as follows:

                                                                August 1,                    January 31,
                                                                  1998                          1998
                                                         -----------------------       -----------------------
                                                         Company        Held on        Company       Held on
                                                         Owned       Consignment        Owned      Consignment
                                                         -------     -----------       -------     -----------
                                                                     (Amounts shown in thousands)
           Precious and semi-precious gem jewelry
           related merchandise (and associated gold):
              Raw materials                             $ 12,287      $     --         $  5,439       $    --
              Finished goods                              65,700        13,103           33,513         1,756
           Gold jewelry-related merchandise               18,879           127           13,148           243
           Watches                                        28,343           ---            7,372           ---
           Other consumer products                        14,628           154            9,721            19
                                                        --------      --------         --------       -------
                                                        $139,837      $ 13,384         $ 69,193       $ 2,018
                                                        ========      ========         ========       =======

F.  INCOME TAXES

         The Company has a deferred tax asset of approximately $15.2 million, which currently is not reflected in the balance sheet as a result of a $12.4 million valuation allowance. The valuation allowance has been provided to offset the net deferred tax asset to the amount that the Company believes, after evaluation of currently available evidence, will more likely than not be realized. The Company has a Federal net operating loss carryforward of approximately $26.9 million, and a state net operating loss carryforward of approximately $118.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2012. The Company also has an alternative minimum tax credit carryforward of approximately $1.2 million to offset future Federal income taxes.

G.  COMPREHENSIVE INCOME (LOSS)

         Effective February 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income (loss) was as follows:

                                                    Thirteen           Thirteen         Twenty-Six        Twenty-Six
                                                   Weeks Ended        Weeks Ended      Weeks Ended       Weeks Ended
                                                  August 1,1998     August 2, 1997    August 1, 1998    August 2, 1997
                                                  -------------     --------------    --------------    --------------
     Net income (loss)                                 $461             $(643)            $(111)           $(2,949)
     Adjustment to reconcile net income
        (loss) to comprehensive income (loss):

        Foreign currency translation adjustment          --               (64)               --                (99)
                                                       ----             -----             -----            -------
     Comprehensive income (loss)                       $461             $(707)            $(111)           $(3,048)
                                                       ====             =====             =====            =======






H.  SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

         The Statement of Cash Flows for the twenty-six weeks ended August 1, 1998 does not include noncash financing and investing transactions associated with the issuance of common stock and debt for the acquisition of Mayor's. The components of the transactions are as follows:

         Fair value of assets acquired (including goodwill)           $  129,718
         Liabilities assumed                                              28,628
                                                                      ----------

         Net assets acquired                                             101,090

         Cash acquired                                                       990
         Issuance of common stock                                          7,705
         Borrowing under working capital facility                         38,000
                                                                      ----------

         Cash used to acquire Mayor's                                 $   54,395
                                                                      ==========

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report, in the Company's annual report on Form 10-K for the year ended January 31, 1998 filed with the Securities and Exchange Commission and the Company's Form 8-K filed with the Securities Exchange Commission on August 10, 1998 and amended on September 15, 1998. Operating results of Mayor's will be included in the consolidated operations of Jan Bell for periods subsequent to August 1, 1998, which is the acquisition date for accounting purposes. Consequently, the results of operations and other matters discussed below exclude reference to Mayor's.

    The Company operates an exclusive leased department at all existing and future domestic Sam's Wholesale Club ("Sam's") locations and at four Puerto Rico Sam's Club locations under an agreement which expires February 1, 2001. During the thirteen and twenty-six weeks ended August 1, 1998, approximately 93% of the Company's net sales were from Sam's customers.

    The results of operations for the thirteen and twenty-six weeks ended August 1, 1998 reflect the Company's ongoing strategy to achieve consistent earnings improvement in the retail marketplace. The Company has implemented merchandise strategies that emphasize higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved revenue growth in its Sam's Club departments as a result of obtaining temporary additional retail square footage for promotional programs, improved merchandise assortment, quality and distribution which has allowed the Company to generate more gross margin dollars. In addition, continued emphasis on cash management has allowed the Company to generate positive cash flows from operations. Finally, the Company's ongoing efforts to reduce and better balance its inventory levels and reduce the amount of discontinued inventory in stock and replace it with current merchandise has resulted in improved inventory turns and reduced average inventory requirements. Management believes there is additional opportunity for continued improvements in sales, gross margins and operating cash flows in its traditional business with Sam's.

    Net sales were $60.4 million and $112.8 million for the thirteen and twenty-six week periods ended August 1, 1998 compared to $53.3 million and $100.3 million for the thirteen and twenty-six week periods ended August 2, 1997. Net sales in the retail locations for the thirteen and twenty-six week periods ended August 1, 1998 were $56.7 million and $106.8 million compared to $48.8 million and $93.3 million for the thirteen and twenty-six week periods ended August 2, 1997. Comparable retail sales for the thirteen and twenty-six week periods ended August 1, 1998 were $56.1 million and $105.6 million compared to $48.5 million and $92.8 million for the thirteen and twenty-six week periods ended August 2, 1997. The increase in revenues for the thirteen and twenty-six weeks ended August 1, 1998 is mainly attributable to better merchandising strategies, improved placement of goods within the Sam's locations, and additional advertising and marketing in Sam's advertising and marketing vehicles. The sales increases primarily were in the Company's diamond jewelry, color jewelry, watch and sunglass product categories.

    However, sales in the future may be adversely impacted by general economic conditions, the level of spending in the wholesale club environment as well as the Mayor's primarily mall store based environments, and changes to the Company's existing relationship with Sam's. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

    Gross profit was $14.0 million or 23.1% of net sales for the thirteen weeks ended August 1, 1998 compared to $11.9 million or 22.4% of net sales for the thirteen weeks ended August 1, 1997. Gross profit was $26.1 million or 23.2% of net sales for the twenty-six weeks ended August 1, 1998 compared to $22.3 million or 22.2% of net sales for the twenty-six weeks ended August 2, 1997. The increase in gross profit as a percentage of net sales was primarily attributable to margin improvements in the Company's gold product categories, improvements as a percentage of sales in inventory shrinkage, as a result of the Company's midyear physical inventories and reduced markdowns as a percentage of sales related to the sale of discontinued and slow moving merchandise.

    Store and warehouse operating and selling expenses were $9.5 million and $18.0 million for the thirteen and twenty-six weeks ended August 1, 1998 compared to $8.1 million and $15.6 million for the thirteen and twenty-six weeks ended August 2, 1997. The increase in these expenses for the thirteen and twenty-six weeks ended August 1, 1998 compared to the thirteen and twenty-six weeks ended August 2, 1997 is primarily attributable to increased store payroll and increased advertising and marketing in Sam's advertising and marketing vehicles. The Company believes the investment in these costs contributed to the increase in sales previously discussed. Also contributing to the increase in expenses are costs that vary proportionately with sales such as check authorization charges and chargecard processing fees.

    General and administrative expenses were $3.2 million and $6.4 million for the thirteen and twenty-six weeks ended August 1, 1998 compared to $3.1 million and $6.5 million for the thirteen and twenty-six weeks ended August 2, 1997. The increase in these expenses for the thirteen weeks ended August 1, 1998 is primarily attributable to increased professional fees related to the Company's legal matters. The decrease for the twenty-six weeks ended August 1, 1998 is primarily attributable to professional fees related to the Company's strategic business development which were expensed in the twenty-six weeks ended August 2, 1997.

    The decrease in depreciation and amortization expense from $1.8 million and $3.8 million for the thirteen and twenty-six weeks ended August 2, 1997 to $1.3 million and $2.7 million for the thirteen and twenty-six weeks ended August 1, 1998 is primarily attributable to the significant fixed asset expenditures made to satisfy the requirements of the retail business during 1992 becoming fully depreciated during May 1997 as well as less amortization in 1998 related to the Company's terminated working capital facility with BankBoston Retail, Inc.

    The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. If it is determined that the business and financial risk in Mexico outweighs the long term growth benefits, the Company will seek to minimize the impact on the financial condition of the Company through a divestiture of this entity. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar resulted in direct charges or credits to the consolidated statements of operations during a portion of Fiscal 1997 and during the first and second quarter of 1998. During the thirteen and twenty-six weeks ended August 1, 1998, there was a foreign currency exchange loss of $.1 million and $.5 million, respectively. During the thirteen and twenty-six weeks ended August 2, 1997, there was an insignificant currency exchange loss.

    The increase in interest and other income to $.7 million and $1.5 million for the thirteen and twenty-six weeks ended August 1, 1998 from $.4 million and $.8 million for the thirteen and twenty-six weeks ended August 2, 1997 is a result of higher average cash balances available for investment during the first and second quarters of 1998.

    The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and twenty-six weeks ended August 1, 1998 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    In July 1998, Jan Bell consummated the acquisition of Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock and the refinancing of Mayor's outstanding debt through a new $80 working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing and at August 1, 1998, Jan Bell had approximately $41 million outstanding under its new facility and cash and cash equivalents totaling $5.6 million.

    The Company has entered into a new working capital facility of $80 million with the right to request an increase up to $110 million with a syndicate of banks led by Citicorp, U.S.A., Inc. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

    The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. The inventory increase as of August 1, 1998 of $71 million is the result of the inventory acquired in connection with the acquisition of Mayor's. In addition, inventory levels are expected to increase as a result of the Company's agreement with Value America, Inc., an Internet based distribution retailer that offers a wide selection of consumer products for sale at its Internet site WWW.VALUEAMERICA.COM. For the remainder of Fiscal 1998, based on discussions with Sam's, the Company expects a very limited increase in the number of leased departments it operates. However, Sam's has agreed to provide the Company with additional counter space during the Holiday selling season which will necessitate an increase in inventory levels. The Company believes that these increases in the Company's inventory levels will result in higher sales and gross margin dollars.

    Related to the integration of Mayor's, the Company is evaluating its potential capital expenditure requirements for the remainder of Fiscal 1998 that involve primarily investments in computer equipment, Mayor's store locations (new stores or remodeling), additional Sam's Club fine jewelry departments or refurbishings, and the expansion of the Company's executive offices in Sunrise, Florida. Excluding the results of this evaluation, the Company's capital expenditures are projected not to exceed $3 million.

    The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

    The Company believes that its cash on hand, projected cash from operations and availability under the working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1998. There can, however, be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

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

YEAR 2000 MATTERS

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations at the Company itself or with its vendors causing disruptions of operations, including, among other things, a temporary inability to process transactions and invoices, or engage in similar normal business activities.

      The Company has identified and assessed its systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The principal phases of the Year 2000 Project include:

 ASSESSMENT & INVENTORY

    In this phase, a project template classifying all software, hardware, and critical vendors with a status of compliant or non-compliant was prepared and provided to the project leaders for their respective departments. The leaders used this template as a worksheet to track and update any status changes as they occurred. This phase has been completed for all critical business units and will be continuously monitored for any status updates and new items that were not included in the initial assessment.

 PROJECT IMPLEMENTATION

    The implementation phase includes hardware and software conversions, upgrades and replacements. Additionally, systems relying on external data interchanges are being assessed to ensure compliance. Most of the non-compliant systems are scheduled to be replaced or converted by the end of 1998. One notable exception to this is a proposed point of sale (POS) system, which should be completed during 1999. As systems are upgraded, simulation tests will be executed to validate that the systems will work in year 2000 and beyond.

 SIMULATION TEST PLAN

    Tests will be performed on all business critical systems to identify and resolve any problems related to the Year 2000 rollover. A separate environment will be set up to duplicate the Company's production process.

 VENDOR MAINTENANCE PLAN

    All vendors critical to business continuity are being contacted to request their current status on the Year 2000 compliance issue. Vendor progress will be monitored on an ongoing basis.

 AUDIT

    A final internal audit and verification of Year 2000 readiness along with any applicable contingency plan is being defined to ensure that all necessary modifications are done and adequately tested and all program dependencies and interfaces are considered.

The Company estimates the potential direct and indirect costs required to address Year 2000 to be approximately $2 million. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems software and related computer technologies. The Company also believes that the Year 2000 issue will not have a significant impact on its financial position or results of operations, although there can be no assurance. Additionally, there can be no assurance that the systems of other companies of which the Company relies will be Year 2000 compliant, which could result in a material adverse effect on the Company. Finally the Company is evaluating possible contingency plans that may be necessary to implement in the event portions of the current Year 2000 plans are not executed successfully or unexpected events occur.

FUTURE OPERATING RESULTS

The future operating results of the Company may be affected by a number of factors, including without limitation the following:

      The Company markets its products through Sam's pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic locations and four Puerto Rico locations through February 1, 2001. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's are evaluating the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's are currently reviewing strategies that could lead to a modified relationship prior to the expiration date. The Company has been dependent on Sam's to conduct its business, and the loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company. The Mayor's acquisition is expected to reduce this dependence on Sam's.

      The Company is actively pursuing new growth opportunities outside of its existing business within Sam's and Mayor's and future business with Value America. Management is also considering other growth opportunities and may consider acquisitions of businesses similar or complementary to that of the Company, but there can be no assurance that such opportunities will not require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

      The Company's retail operation requires expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company will continue to look to expand the number of retail locations, thereby increasing the Company's customer base. The Company will also continue to review other available sources of revenue. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship with Sam's and the Company's business. The opening and success of the leased locations, Mayor's locations and locations to be opened or acquired in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail programs and concepts, and the ability of the Company to manage operations and future expansion and hire and train personnel.

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

      The Company also has relationships with certain significant vendors that the Company purchases a significant amount of inventory that would be unavailable from other sources, (e.g., Rolex Watches). A loss of such a relationship could have a material impact on the revenues of the Company. There can be no assurance that these significant vendor relationships will continue on an ongoing basis or be available at future locations.

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

      In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action.

      The Company also is involved in litigation arising from the normal course of business. Management believes these matters should not materially affect the financial position of the Company, however there can be no assurance as to the results of these legal matters.

      The working capital facility agreement contains covenants, which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

                           PART II: OTHER INFORMATION


ITEM 4.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held July 2, 1998. The shareholders of the Company elected as directors Thomas Epstein, Margaret Gilliam, and William Grayson to serve terms expiring in 2001. The election of directors by the Shareholders was by the following votes:

                           DIRECTOR           FOR         WITHHELD
                           --------           ---         --------
                       Thomas Epstein      22,655,472      84,956
                       Margaret Gilliam    22,653,334      87,094
                       William Grayson     22,658,223      82,205

    In addition to Messrs. Epstein and Grayson and Ms. Gilliam, the following are directors whose term of office continued after the Annual Meeting: Isaac Arguetty, Peter Offermann, Haim Bashan, Gregg Bedol, and Robert G. Robison. Effective as of July 28, 1998, Messrs. Getz and Hechler became directors of the Company for terms expiring at the next annual shareholders meeting.

    The shareholders ratified Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending January 30, 1999 by a vote of 22,634,577 in favor, 85,109 shares against and 20,742 shares abstaining.

ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

(10) Employment Agreement dated as of July 28, 1998 between the Company and Samuel A. Getz

(11) Stock Option Agreement and Letter of Grant dated as of July 28, 1998 between the Company and Samuel A. Getz

(12) Loan and Security Agreement among Citicorp USA, Inc. and the other parties hereto identified as lenders below, as Lenders, Citicorp USA, Inc., as Agent for the Lenders, and Jan Bell Marketing, Inc., JBM Retail Company, Inc., and Mayor's Jewelers, Inc., as Borrowers dated as of July 28, 1998

(27)    Financial Data Schedule (for SEC use only).

(b)     Reports on Form 8-K.

         The Company filed a report on August 10, 1998 relating to the closing of the Stock Purchase Agreement among Mayor's Jewelers, Inc., the Stockholders of Mayor's Jewelers, Inc. and Jan Bell Marketing, Inc on July 28, 1998.

         The Company filed an amended report on September 15, 1998, which includes historical financial statements and proforma financial information related to the acquisition of Mayor's Jewelers, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JAN BELL MARKETING, INC.
                                      ------------------------
                                             (Registrant)

                                      By: /s/ David P. Boudreau
                                          -----------------------------------
                                      Chief Financial Officer and Senior Vice
                                      President of Finance & Treasurer



Date:  SEPTEMBER 15, 1998
       ------------------