Form 10-Q
period 1998-10-31
JAN BELL MARKETING INC
filed 1998-12-15
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended October 31, 1998

                          Commission File Number 1-9647


                            JAN BELL MARKETING, INC.
              ----------------------------------------------------
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

                                 (954) 846-2719
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


                   28,314,823 COMMON SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 15, 1998

                                    FORM 10-Q
                                QUARTERLY REPORT


                      THIRTEEN WEEKS ENDED OCTOBER 31, 1998


                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION
                                                                        PAGE NO.

         Item 1. Consolidated Financial Statements

              A. Consolidated Balance Sheets..........................    3
              B. Consolidated Statements of Operations................    4
              C. Consolidated Statements of Cash Flows................    6
              D. Notes to Consolidated Financial Statements...........    7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................   10

PART II: OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports on Form 8-K.....................   17

                          PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                                       October 31,   January 31,
                                                                          1998          1998
                                                                       -----------   -----------
                                                                       (Unaudited)
                                     ASSETS

 CURRENT ASSETS:

 Cash and cash equivalents                                              $  8,239      $ 48,432
 Accounts receivable, net of allowance for doubtful
   accounts of $1,403 and $1,786, respectively                            24,603         6,271
 Inventories                                                             181,923        69,193
 Deferred income taxes                                                     2,765         2,625
 Other current assets                                                      3,038         1,376
                                                                        --------      --------
     Total current assets                                                220,568       127,897

 Property, net                                                            24,829        18,143
 Excess of cost over fair value of net assets acquired                    24,696         2,475
 Other assets                                                              6,249         3,197
                                                                        --------      --------
    Total assets                                                        $276,342      $151,712
                                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:

 Accounts payable                                                       $ 56,501      $  9,784
 Accrued expenses                                                         12,532         6,349
 Due to Mayor's Jewelers, Inc. shareholders                                6,205            --
 Short term portion of long term debt                                      2,464            --
 Deferred income taxes                                                     4,757            --
                                                                        --------      --------
    Total current liabilities                                             82,459        16,133

 Long term debt                                                           50,135            --
 Other long term liabilities                                               1,259            --
                                                                        --------      --------
   Total long term liabilities                                            51,394            --

 STOCKHOLDERS' EQUITY:

 Common stock, $.0001 par value,
   50,000,000 shares authorized,
   28,312,757 and 25,981,970 shares
   issued and outstanding, respectively                                        3             3
 Additional paid-in capital                                              191,385       180,649
 Accumulated deficit                                                     (47,121)      (43,295)
 Foreign currency translation adjustment                                  (1,778)       (1,778)
                                                                        --------      --------
   Total stockholders' equity                                            142,489       135,579
                                                                        --------      --------

   Total liabilities and stockholders' equity                           $276,342      $151,712
                                                                        ========      ========


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                            Thirteen Weeks      Thirteen Weeks
                                                 Ended               Ended
                                           October 31, 1998    November 1, 1997
                                           ----------------    ----------------
                                                       (Unaudited)

Net sales                                    $    79,011         $    45,219
Cost of sales and occupancy costs                 56,159              35,127
                                             -----------         -----------
Gross profit                                      22,852              10,092

Store and warehouse
  operating and selling expenses                  16,381               7,612
General and administrative expenses                6,428               3,658
Depreciation and amortization                      2,255               1,504
Currency exchange (gain) loss                        470                 (21)
                                             -----------         -----------

Operating loss                                    (2,682)             (2,661)

Interest and other income                              3                 437
Interest expense                                     882                  --
                                             -----------         -----------

Loss before income taxes                          (3,561)             (2,224)
Income tax provision                                 153                  83
                                             -----------         -----------

Net loss                                     $    (3,714)        $    (2,307)
                                             ===========         ===========

Net loss per common share                    $     (0.13)        $     (0.09)

Weighted average shares outstanding           28,302,124          25,916,240




                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                           Thirty-nine Weeks   Thirty-nine  Weeks
                                                 Ended               Ended
                                           October 31, 1998    November 1, 1997
                                           ----------------    ----------------
                                                       (Unaudited)

Net sales                                    $   191,857         $   145,505
Cost of sales and occupancy costs                142,881             113,126
                                             -----------         -----------
Gross profit                                      48,976              32,379

Store and warehouse
  operating and selling expenses                  34,411              23,261
General and administrative expenses               12,801              10,114
Depreciation and amortization                      4,935               5,349
Currency exchange (gain) loss                        982                 (19)
                                             -----------         -----------

Operating loss                                    (4,153)             (6,326)

Interest and other income                          1,508               1,261
Interest expense                                     886                  --
                                             -----------         -----------

Loss before income taxes                          (3,531)             (5,065)
Income tax provision                                 295                 191
                                             -----------         -----------

Net loss                                     $    (3,826)        $    (5,256)
                                             ===========         ===========

Net loss per common share                    $     (0.14)        $     (0.20)

Weighted average shares outstanding           27,094,551          25,903,944


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)


                                                                              Thirty-nine Weeks      Thirty-nine Weeks
                                                                                    Ended                  Ended
                                                                               October 31, 1998       November 1, 1997
                                                                              -----------------      -----------------
                                                                                             (Unaudited)
Cash flows from (used in) operating activities:
  Cash received from customers                                                    $ 194,482              $ 146,679
  Cash paid to suppliers and employees                                             (200,348)              (145,709)
  Interest and other income received                                                    736                  1,260
  Income taxes (paid) refunded                                                         (357)                   (49)
                                                                                  ---------              ---------
Net cash provided by (used in) operating activities                                  (5,487)                 2,181
                                                                                  ---------              ---------

Cash flows (used in) investing activities:
  Investment in Mayor's, net of cash acquired                                       (54,450)                    --
  Capital expenditures                                                               (2,589)                (1,389)
                                                                                  ---------              ---------
Net cash used in investing activities                                               (57,039)                (1,389)
                                                                                  ---------              ---------

Cash flows from (used in) financing activities:
  Borrowings under line of credit                                                    83,962                     --
  Line of credit repayments                                                         (69,516)                    --
  Proceeds from sale of employee stock plans                                          3,031                     84
  Increase in due to Mayor's shareholders                                             6,205                     --
  Payment of commitment fees                                                         (1,052)                  (400)
  Other                                                                                  --                    (25)
                                                                                  ---------              ---------
Net cash provided by (used in) financing activities                                  22,630                   (341)
                                                                                  ---------              ---------

Effect of exchange rate on cash                                                        (297)                    39
                                                                                  ---------              ---------
Net increase (decrease) in cash and cash equivalents                                (40,193)                   490
Cash and cash equivalents at beginning of period                                     48,432                 23,525
                                                                                  ---------              ---------
Cash and cash equivalents at end of period                                        $   8,239              $  24,015
                                                                                  =========              =========

Reconciliation of net loss to net cash provided by (used in)
 operating activities:
 Net loss                                                                         $ (3,826)              $  (5,256)
 Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                                     4,935                   5,349
   Currency exchange loss (gain)                                                     1,048                     (19)
   Provision for doubtful accounts                                                     275                      --
   (Increase) Decrease in assets (net of effect of acquisition in
      1998):
      Accounts receivable (net)                                                      2,350                   1,174
      Inventories                                                                  (41,407)                (21,655)
      Other                                                                           (117)                   (341)
   Increase (Decrease) in liabilities (net of effect of acquisition in 1998):
      Accounts payable                                                              31,284                  22,453
      Accrued expenses                                                                 (29)                    476
                                                                                  ---------              ---------
Net cash provided by (used in) operating activities                               $ (5,487)              $   2,181
                                                                                  =========              =========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  UNAUDITED FINANCIAL STATEMENTS

    The Company's consolidated financial statements for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 have not been audited by independent auditors, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are not necessarily indicative of annual results because of the seasonality of the Company's business.

    The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 31, 1998, filed with the Securities and Exchange Commission, as well as the Company's Form 8-K/A, which was filed with the Securities and Exchange Commission on September 15, 1998.

B.  MAYOR'S ACQUISITION

    In July 1998, Jan Bell consummated the acquisition of Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock and the refinancing of Mayor's outstanding debt through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of October 31, 1998 includes goodwill of approximately $22.2 million, net of $.4 million in accumulated amortization, resulting from the Mayor's acquisition. Final determination of the goodwill balance will be made subsequent to the completion of certain appraisals and further review. The operating results of Mayor's are included in the consolidated statements of operations and the consolidated statement of cash flows for periods subsequent to August 1, 1998, which is the acquisition date for accounting purposes.

    In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action. The consideration for the stock of the former minority shareholders is reflected in the October 31, 1998 balance sheet as due to Mayor's Jewelers, Inc. shareholders.

C.  RELATIONSHIP WITH SAM'S CLUB

    The Company operates full service jewelry departments at all existing and future domestic and four Puerto Rico Sam's Club ("Sam's") locations under an agreement which expires February 1, 2001. During the thirteen and thirty-nine weeks ended October 31, 1998, approximately 60% and 80% of the Company's net sales were from Sam's customers. The loss of the leased department arrangement with Sam's would have a material adverse effect on the business of the Company.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.  INVENTORIES:

         Inventories are summarized as follows:

                                                                      October 31,                       January 31,
                                                                         1998                              1998
                                                                 -----------------------           ------------------------
                                                                 Company       Held On             Company        Held On
                                                                  Owned      Consignment            Owned       Consignment
                                                                 -------     -----------           -------      -----------
                                                                                 (Amounts shown in thousands)
    Precious and semi-precious gem jewelry
      related merchandise (and associated gold):
      Raw materials                                            $ 11,307       $    --              $ 5,439       $    --
      Finished goods                                             84,340        21,061               33,513         1,756
    Gold jewelry-related merchandise                             27,974           352               13,148           243
    Watches                                                      37,379         1,243                7,372            --
    Other consumer products                                      20,923           184                9,721            19
                                                                --------      -------              -------       -------
                                                                $181,923      $22,840              $69,193       $ 2,018
                                                                ========      =======              =======       =======

E.  INCOME TAXES

    The Company has a deferred tax asset of approximately $15.2 million, which has been offset by a $12.4 million valuation allowance. The valuation allowance has been provided to offset the net deferred tax asset to the amount that the Company believes, after evaluation of currently available evidence, will more likely than not be realized. The Company has a federal net operating loss carryforward of approximately $26.9 million, and a state net operating loss carryforward of approximately $118.5 million. The federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1998 through 2012. The Company also has an alternative minimum tax credit carryforward of approximately $1.2 million to offset future federal income taxes.

F.  COMPREHENSIVE INCOME (LOSS)

    Effective February 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income (loss) was as follows:

                                                        Thirteen            Thirteen          Thirty-nine          Thirty-nine
                                                      Weeks Ended         Weeks Ended         Weeks Ended          Weeks Ended
                                                    October 31, 1998    November 1, 1997    October 31, 1998     November 1, 1997
                                                    ----------------    ----------------    ----------------     ----------------
     Net loss                                          $(3,714)            $(2,307)            $(3,826)              $(5,256)
     Adjustment to reconcile net
        Loss to comprehensive loss:

        Foreign currency translation adjustment             --                  61                  --                   (38)
                                                       -------             -------             -------               -------
     Comprehensive loss                                $(3,714)            $(2,246)            $(3,826)              $(5,294)
                                                       ========            =======             =======               =======


                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.  SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

    The Statement of Cash Flows for the thirty-nine weeks ended October 31, 1998 does not include noncash financing and investing transactions associated with the issuance of common stock and debt for the acquisition of Mayor's. The components of the transactions are as follows:

           Fair value of assets acquired (including goodwill)          $129,773
           Liabilities assumed                                           28,628
                                                                       --------
           Net assets acquired                                          101,145

           Cash acquired
                                                                            990
           Issuance of common stock                                       7,705
           Borrowing under working capital facility                      38,000
                                                                        -------
           Cash used to acquire Mayor's                                 $54,450
                                                                        =======

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report, in the Company's annual report on Form 10-K for the year ended January 31, 1998 filed with the Securities and Exchange Commission and the Company's Form 8-K filed with the Securities and Exchange Commission on August 10, 1998 and amended on September 15, 1998. Operating results of Mayor's are included in the consolidated operations of Jan Bell for periods subsequent to August 1, 1998, which is the acquisition date for accounting purposes.

    The Company operates two divisions: I.) 24 Mayor's and Maier & Berkele luxury jewelry stores ("Mayor's") and II.) full service jewelry departments at all existing and future domestic and four Puerto Rico Sam's Wholesale Club locations ("Sam's") under an agreement which expires February 1, 2001. During the thirteen and thirty-nine weeks ended October 31, 1998, approximately 60% and 80% of the Company's net sales were from Sam's customers. The Company also operated three Manhattan Diamond locations in the Gurnee Mills, The Orlando Belz Outlet Mall and a Vero Beach Outlet Mall. The Company sold these three locations during November 1998.

    The results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 reflect the Company's ongoing strategy to achieve consistent earnings improvement in the retail marketplace. The Company has implemented merchandise strategies that emphasize higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved revenue growth in its Sam's departments as a result of obtaining temporary additional retail square footage for promotional and pallet programs, improved merchandise assortments, higher merchandise quality offerings and improved distribution of merchandise which has allowed the Company to realize higher gross margin dollars. Management believes there is opportunity for continued improvements in sales, gross margins and operating cash flows in both its Mayor's and Sam's Club divisions.

    The following details the sales results for the divisions and periods indicated:


                                                  Thirteen          Thirteen           Thirty-nine         Thirty-nine
                                                Weeks Ended       Weeks Ended          Weeks Ended         Weeks Ended
                                               Oct. 31, 1998      Nov. 1, 1997        Oct. 31, 1998        Nov. 1, 1997
                                               -------------      ------------        -------------        ------------
         Net sales
             Sam's Club locations                   $48,088           $42,583            $154,875           $135,878
             Mayor's Jewelers                        26,695               N/A              26,695                N/A
             Other                                    4,228             2,636              10,287              9,627
         Total                                      $79,011           $45,219            $191,857           $145,505

         Percentage change
             Sam's Club locations                      12.9%              .7%               14.0%               (1.6%)
             Mayor's Jewelers                           N/A              N/A                 N/A                 N/A
             Other                                     60.4%             9.2%                6.9%                4.9%
         Total                                         74.7%             1.1%               31.9%               (1.2%)

         Comparative retail sales
             Sam's Club locations                   $47,809          $42,396            $153,422            $135,227
             Mayor's Jewelers                        24,688           25,366                 N/A                 N/A

         Percentage change
             Sam's Club locations                      12.8%            (1.0%)              13.5%               (3.1%)
             Mayor's Jewelers                          (2.7%)            N/A                 N/A                 N/A


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The increase in revenues in the Sam's locations for the thirteen and thirty-nine weeks ended October 31, 1998 is mainly attributable to the obtaining of temporary additional retail square footage for promotional and pallet programs, improved merchandise strategies, improved placement of goods within the Sam's locations, and additional advertising and marketing in Sam's advertising and marketing programs. These sales increases were in all product categories except fragrances, with the largest increases being in the diamond jewelry and watch product categories.

    Sales in the future could be adversely impacted by general economic conditions, the level of spending by customers, the inability to obtain the additional retail square footage for promotional and pallet programs in Sam's, and changes to the Company's existing relationship with Sam's Club. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry, the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

    Gross profit was $22.9 million or 28.9% of net sales for the thirteen weeks ended October 31, 1998 compared to $10.1 million or 22.3% of net sales for the thirteen weeks ended November 1, 1997. Gross profit was $49.0 million or 25.5% of net sales for the thirty-nine weeks ended October 31, 1998 compared to $32.4 million or 22.3% of net sales for the thirty-nine weeks ended November 1, 1997. Gross profit for Mayor's was $10.1 million or 37.9% of net sales for the thirteen weeks ended October 31, 1998. Gross profit for the Sam's division (which includes the Company's Israel, Mexico and Manhattan Diamond operations throughout the remaining discussion of Management's Discussion and Analysis) was $12.7 million or 24.3% of the net sales for the thirteen weeks ended October 31, 1998 compared to $10.1 million or 22.3% of net sales for the thirteen weeks ended November 1, 1997 and $38.9 million or 23.5% of the net sales for the thirty-nine weeks ended October 31, 1998 compared to $32.4 or 22.3% of the net sales for the thirty-nine weeks ended November 1, 1997. The increase in the Company's gross profit as a percentage of net sales is a result of higher margins in the recently acquired Mayor's division, in addition to margin improvements in the Sam's Club gold product categories, reduction in the Sam's Club shrinkage as a percentage of sales and reduced markdowns as a percentage of Sam's Club sales related to the sale of discontinued and slow moving merchandise.

    Store and warehouse operating and selling expenses were $16.4 million and $34.4 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $7.6 million and $23.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. Store and warehouse operating and selling expenses for Mayor's were $7.4 million for the thirteen weeks ended October 31, 1998. Store and warehouse operating and selling expenses for the Sam's division were $9.0 million and $27.0 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $7.6 million and $23.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. The increase in these expenses for the thirteen and thirty-nine weeks ended October 31, 1998 compared to the thirteen and thirty-nine weeks ended November 1, 1997 is primarily attributable to the Mayor's division expenditures which are excluded from the November 1, 1997 operating results, increased store payroll and incentives in Sam's Club and increased advertising and marketing in Sam's Club advertising and marketing programs. The Company believes the investment in these costs in the Sam's Clubs contributed to the increase in Sam's Club sales previously discussed. Also contributing to the increase in expenses are costs that vary proportionately with sales such as check authorization charges and chargecard processing fees.

    General and administrative expenses were $6.4 million and $12.8 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $3.7 million and $10.1 million for the thirteen and thirty-nine weeks ended November 1, 1997. General and administrative expenses for Mayor's were $2.8 million for the thirteen weeks ended October 31, 1998. General and administrative expenses for the Sam's division were $3.6 million and $10.0 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $3.7 million and $10.1 million for the thirteen and thirty-nine weeks ended November 1, 1997. General and administrative expenses have increased as a result of the Mayor's acquisition and increased professional fees related to the Company's legal matters. This increase is net of a decrease in expenses for the thirteen and thirty-nine weeks ended October 31, 1998 attributable to professional fees related to the Sam's division strategic business development and severance payments both of which were expensed during the thirty-nine weeks ended November 1, 1997 which did not occur in 1998. Management believes savings will be realized once the integration of Mayor's is complete.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Depreciation and amortization expense was $2.3 million and $4.9 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $1.5 million and $5.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. Depreciation and amortization expense for Mayor's was $.7 million for the thirteen weeks ended October 31, 1998. Depreciation and amortization expense for the Sam's division was $1.6 million and $4.3 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $1.5 million and $5.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. The increase is primarily a result of the depreciation of Mayor's fixed assets, and amortization of goodwill resulting from the Mayor's acquisition offset by decreased depreciation expense primarily attributable to the fixed assets of the Sam's retail business that became fully depreciated during May 1998.

    The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. The Company has determined that the business and financial risk in Mexico outweighs the long term growth benefits and the Company will seek to minimize the impact on the financial condition of the Company through a divestiture of this entity. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar resulted in direct charges or credits to the consolidated statements of operations during the last quarter of Fiscal 1997 and during the first three quarters of Fiscal 1998. During the thirteen and thirty-nine weeks ended October 31, 1998, there was a foreign currency exchange loss of $.5 million and $1.0 million, respectively. During the thirteen and thirty-nine weeks ended November 1, 1997, there was an insignificant currency exchange gain.

    Interest and other income was less than $100,000 and $1.5 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to $.4 million and $1.3 million for the thirteen and thirty-nine weeks ended November 1, 1997. The decrease for the thirteen weeks ended October 31, 1998 was primarily attributable to the significantly reduced cash balance available to invest subsequent to the purchase of Mayor's. The increase for the thirty-nine weeks ended October 31, 1998 is a result of higher average cash balances available for investment during the period prior to the Mayor's acquisition.

    Interest expense was $.9 million for the thirteen and thirty-nine weeks ended October 31, 1998 compared to no interest expense for the thirteen and thirty-nine weeks ended November 1, 1997. The increase in interest expense is attributable to the procurement of debt due to the acquisition of Mayor's.

    The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen and thirty-nine weeks ended October 31, 1998 are not necessarily indicative of results of operations for the entire fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    In July 1998, Jan Bell consummated the acquisition of Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. The Company has the right to request an increase up to $110 million contingent upon lender approval. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends. At October 31, 1998, Jan Bell had approximately $52 million outstanding under its new facility.

    The Company's working capital requirements are directly related to the amount of inventory required to support its retail operations. When compared to January 31, 1998, the inventory increase as of October 31, 1998 of $113 million is the result of the approximately $72 million of inventory acquired in connection with the acquisition of Mayor's as well as the build up of inventory in anticipation of the holiday selling season. For the remainder of Fiscal 1998, based on discussions with Sam's Club, the Company expects a limited increase in the number of leased departments it operates. However, Sam's Club has agreed to provide the Company with additional counter and retail floor space during this holiday selling season which will necessitate an increase in inventory levels.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes that these increases in the Company's inventory levels will result in higher sales and gross margin dollars while maintaining inventory turns.

    The Company is evaluating its capital expenditure requirements for the remainder of Fiscal 1998 which includes possible new and remodeled Mayor's store locations, investments in computer equipment, additional Sam's Club fine jewelry departments or refurbishings, and the expansion of the Company's executive offices in Sunrise, Florida. Pending the foregoing evaluation, the Company's capital expenditures are projected not to exceed $3 million. The Company expects to open approximately three to five new Mayor's locations next year with the estimated required investment to open a Mayor's location of approximately $1.2 million in capital expenditures (after consideration of lease concessions from landlords) and $4 million in inventories. Further, the Company expects to close four of the least profitable Mayor's stores by the first quarter of Fiscal 1999. The redistribution and liquidation of these stores inventories and fixed assets are not expected to have a material impact on the financial condition of the Company.

    The Company's business is highly seasonal, with seasonal working capital needs peaking in October and November before the holiday selling season.

    The Company believes that its cash on hand, projected cash from operations and availability under the working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1998 as well as Fiscal 1999. There can, however, be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

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

    In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued which established standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 1999.

    The Company is currently evaluating the requirements and related disclosures of SFAS No. 131 and 133.

YEAR 2000 MATTERS

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations at the Company itself or with its vendors causing disruptions of operations, including, among other things, a temporary inability to process transactions and invoices, or engage in normal business activities and processes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has identified and assessed its systems that could be affected by the Year 2000 issue and has developed an implementation plan to update all business systems to be Year 2000 compliant. The principal phases of the Year 2000 implementation plan include:

    ASSESSMENT & INVENTORY

    In this phase, a project template classifying all software, hardware, and critical vendors with a status of compliant or non-compliant was prepared and provided to the project leaders for their respective departments. The leaders used this template as a worksheet to track and update any status changes as they occurred. This phase has been completed for all critical business units and the template is being continuously updated to reflect new and /or integrated systems.

    PROJECT IMPLEMENTATION

    Compliance efforts have been in process since the fourth quarter of Fiscal 1997 and have consisted of a thorough review and assessment of all technological and operating applications and systems that require "Year 2000 Compliance", meaning that neither performance nor functionality will be affected by dates prior to, during and after Year 2000. Most technological and operating applications and systems have already been upgraded and/or replaced with Year 2000 compliant versions. As of October 31, 1998, the business is approximately 80% compliant, as the Company updated its financial systems, POS polling systems and office PC applications during the quarter. The process continues to upgrade and/or replace others to achieve compliance. As a result, the Company believes all applications and systems will be Year 2000 compliant by the end of summer 1999.

    SIMULATION TEST PLAN

    As significant portions of the Company's systems become compliant, the Company will implement simulation test plans to help ensure that rigorous testing is performed on all critical systems in a controlled environment that replicates current production systems. The Company anticipates being able to provide test information by the end of the second quarter of Fiscal 1999.

    VENDOR MAINTENANCE PLAN

    All vendors critical to business continuity are being contacted to request their current status on the Year 2000 compliance issue. Vendor progress is being monitored on an ongoing basis. Plans are in place to perform a review of specific vendors' Year 2000 status in the third quarter of 1999.

    AUDIT

    A final internal audit and verification of Year 2000 readiness is being developed to ensure that all necessary modifications are complete and adequately tested and all program dependencies and interfaces are considered.

    Additionally, contingency planning is being developed to manage potential failures resulting from power outages, communication and software failures, and non-compliant suppliers. In addition to the cost of internal resources, which the Company has not segregated or otherwise estimated, the Company estimates the potential direct and indirect costs required to address Year 2000 to be approximately $2 million, which includes costs allocated to software, hardware and related direct and indirect costs of implementation. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems software and related computer technologies, although there can be no assurance that such problems will not occur. Additionally, there can be no assurance that the systems of other companies, upon which the Company is dependent, will be Year 2000 compliant, and if not, there will not be a material adverse effect on the Company. Finally, the Company is evaluating possible contingency plans in the event portions of the current Year 2000 plans are not executed successfully or unexpected events occur.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE OPERATING RESULTS

    The future operating results of the Company may be affected by a number of factors, including without limitation the following:

    The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive leased department at all of Sam's existing and future domestic and four Puerto Rico locations through February 1, 2001. The Company and Sam's each have determined that the present relationship is in need of modification and believe that there is a basis to have a mutually beneficial relationship beyond 2001. Both the Company and Sam's are evaluating the mix of responsibilities to take better advantage of each company's expertise in merchandising and retailing. While the agreement as presently structured will not be extended beyond its primary term, the Company and Sam's are currently working on a new agreement that would provide for a restructured relationship in advance of the expiration date. While there is no fixed timetable, management believes a successful future working agreement with Sam's Club is achievable prior to expiration of the current arrangement. The Company has been dependent on Sam's Club to conduct its business and, without replacement business, the loss of the arrangement with Sam's Club would have a material adverse effect on the business of the Company.

    The Company is pursuing new growth opportunities outside of its existing business with Sam's and Mayor's and future arrangements with other retail ventures. Management considers other growth opportunities including acquisitions of businesses similar or complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

    The Company's operations require expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company will continue to look to expand the number of retail locations, thereby increasing the Company's customer base. The Company will also continue to review other available sources of revenue. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods marketplace and warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. Further consolidation of the warehouse club industry due to geographic constraints and market consolidation might also adversely affect the Company's existing relationship with Sam's Club and the Company's business. The opening and success of locations to be opened or acquired in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail programs and concepts, and the ability of the Company to manage operations and future expansion and hire and train personnel.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company also has relationships with certain significant vendors from whom the Company purchases a significant amount of inventory that would be unavailable from other sources, (e.g., Rolex watches). A loss of such a relationship could have a material impact on the revenues of the Company. There can be no assurance that these significant vendor relationships will continue on an ongoing basis or be available at future locations.

    The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources. The Company bears certain risks in purchasing parallel marketed goods which includes certain watches and other products. Because supplies of parallel marketed products are not always readily available, it can be a difficult process to match the customer demand to market availability. Parallel marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel marketed goods. While the Company believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, the Company is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against the Company or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation is introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit the Company's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. The Company has identified alternate sources of supply and categories of similar products, although the cost of certain products may increase or their availability may be lessened.

    In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action.

    The Company also is involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two contractual lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. The two contractual related lawsuits are expected to proceed to trial in the near term. The Company believes the facts and the law support its positions and that these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the results of these legal matters and the Company will incur legal fees regarding these items.

    During the year ended January 31, 1998, the Florida Department of Revenue commenced a sales tax audit on Mayor's Jewelers, Inc. for the tax periods July 1, 1990 through July 31, 1995. The original assessment was approximately $1.7 million of additional sales tax, interest and penalties. Mayor's has paid $242,000 of this original assessment and believes it has recorded an adequate accrual related to this assessment which the Company is vigorously contesting. During the year ended February 1, 1997 the Internal Revenue Service commenced an audit on Mayor's Jewelers, Inc. for the year ended January 31, 1996 which is still in process. At the time of the Mayor's acquisition, an escrow account was established from the amounts paid to Mayor's shareholders to fund all or portions of such potential losses. However, the outcome of these audits, the sufficiency of this escrow and the impact on future operations, if any, is currently uncertain.

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

                           PART II: OTHER INFORMATION



ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K


         27.1     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         The Company filed a report on August 10, 1998 relating to the closing of the Stock Purchase Agreement among Mayor's Jewelers, Inc., the Stockholders of Mayor's Jewelers, Inc. and Jan Bell Marketing, Inc. on July 28, 1998.

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


                                    JAN BELL MARKETING, INC.
                                    (Registrant)



                                    By: /s/ DAVID P. BOUDREAU
                                        ---------------------------------------
                                        Chief Financial Officer and Senior Vice
                                        President of Finance & Treasurer



Date:  December 15, 1998