Form 10-K405
period 1999-01-30
JAN BELL MARKETING INC
filed 1999-04-28
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         FOR THE FISCAL YEAR ENDED JANUARY 30, 1999 OR

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 846-2718

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                        RIGHTS TO PURCHASE COMMON SHARES

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 16, 1999, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $76,890,443. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 16, 1999, 28,369,974 shares of Common Stock ($.0001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 1999 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 49.

                            JAN BELL MARKETING, INC.

                                TABLE OF CONTENTS

PART I                                                                                     PAGE NO.
                                                                                           --------
         Item 1       Business                                                                 4
         Item 2       Properties                                                              14
         Item 3       Legal Proceedings                                                       15
         Item 4       Submission of Matters to a Vote of Security Holders                     15

PART II

         Item 5       Market for the Registrant's Common Stock and Related
                      Stockholder Matters                                                     16
         Item 6       Selected Financial Data                                                 17
         Item 7       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                               19
         Item 8       Financial Statements and Supplementary Data                             28
         Item 9       Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                48

PART III

         Item 10      Directors and Executive Officers of the Registrant                      49
         Item 11      Executive Compensation                                                  49
         Item 12      Security Ownership of Certain Beneficial Owners and
                      Management                                                              49
         Item 13      Certain Relationships and Related Transactions                          49

PART IV

         Item 14      Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K                                                                49

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The information in this section pertains to the business of Jan Bell Marketing, Inc. and subsidiaries ("Jan Bell" or the "Company") including its wholly-owned subsidiary Mayor's Jewelers, Inc. ("Mayor's") which was acquired on July 28, 1998. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

MAYOR'S JEWELERS

         Mayor's is a leading upscale retailer of fine quality guild jewelry, watches and giftware. Mayor's was founded in 1910 and currently operates 17 stores in Florida under the "Mayor's" name and four stores in the Atlanta, Georgia metropolitan area under the "Mayor's" and "Maier & Berkele" name (both referred to as "Mayor's"). Mayor's has a long-established reputation in its principal market areas as a premier guild jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a guild jeweler, the Company does not sell "costume" or gold filled jewelry; rather, all of its jewelry products are constructed of 14 or 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality and craftsmanship. The average price per item of all merchandise sold in Fiscal 1998 was approximately $1,100, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

         Mayor's distinguishes itself from most of its competitors by offering a larger selection of distinctive and higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training in its sales force. Mayor's experienced buyers procure distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor's to sell fine quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best trained staffs of sales professionals in the industry as a result of Mayor's emphasis on classroom training, in-store training and participation in industry-recognized educational programs, particularly those offered by the Gemological Institute of America (GIA).

         In connection with the acquisition of Mayor's by Jan Bell, total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through an $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc.

SAM'S CLUB

         Jan Bell retails fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, ("Sam's"), a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates a concession at all of Sam's existing and future domestic and Puerto Rico locations through February 1, 2001. The Company offers products at Sam's including fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "Warehouse Membership Clubs." During April 1999, the Company was informed by Sam's that the concession agreement would not be renewed beyond its expiration date. During the Company's fiscal year ended on January 30, 1999 ("Fiscal 1998"), sales to Sam's customers accounted for approximately 73% of the Company's net sales. This percentage is expected to decrease to approximately 60% when a full year of Mayor's sales are reflected in Jan Bell's operating results. Although the Company's acquisition of Mayor's will mitigate the loss of the Sam's business, the concession non-renewal will have a material adverse effect on the business of the Company. To compensate for the loss of the Sam's business, the Company will focus its attention and resources on expanding Mayor's into a national retailer. In addition, the Company will consider other acquisitions. In the interim, the Company will seek to develop a transition plan on how best to exit from the Sam's Club business. During this time, the impact on the Company's revenue and profitability is uncertain primarily attributable to operational matters, inventory management and associate turnover and retention. Management recognizes the need for and is focused on developing an efficient exit strategy as well as plans for future growth. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

GROWTH OPPORTUNITIES

         The Company will seek to expand its business beyond the arrangement with Sam's. The acquisition of Mayor's was a significant initial step towards that goal. Through the reduction of working capital requirements, continual profitability and the infusion of capital expected from the Sam's termination by way of inventory reductions, the Company believes that it has the financial strength to embark on other retail growth strategies.

         Management intends to capitalize on the Mayor's business strategy to pursue growth opportunities in selected new geographic markets where the local demographics and the nature of competition would support new high-volume luxury guild jewelry stores. In Fiscal 1999 and subsequent years, the Company intends to add new stores (five to ten per year are targeted) either through new store openings or, as the opportunity arises, through acquisitions. The Company estimates that the investment required to open a new Mayor's store is approximately $1.2 million for fixtures and leasehold improvements (after landlord concessions) and approximately $3 million for inventory. The Company has identified potential new markets which appear attractive, but there can be no assurance that the Company will be able to find appropriate sites or in fact develop or acquire new stores in these or other markets.

         Currently, the Company is the predominant supplier of fine jewelry and watches to Internet retailers Value America (Nasdaq: VUSA), ShopNow.com and IMALL (Nasdaq: IMAL). The Company also has a Mayor's website (www.mayors.com), which provides information about Mayor's and offers for sale a limited selection of jewelry, watches and gift items. The Company expects to introduce its Mayor's estate Internet site during the second quarter of Fiscal 1999. The Company will review other Internet opportunities on an on-going basis.

         Management is considering other growth opportunities and potential acquisitions of businesses similar or complementary to that of the Company, but there can be no assurance that such opportunities will arise or will be profitable to the Company. The pursuit of any such growth opportunities will require a significant investment of funds and management attention. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         The Company's principal offices are located at 14051 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-2718).

SPECIAL RETAIL RISK CONSIDERATIONS

         The Company's retail operations require expertise in the areas of merchandising, sourcing, selling, personnel, training, systems and accounting. The Company must look to increases in the number of retail locations to occur, thereby increasing the Company's customer base, for expansion. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods marketplace, the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase. The opening and success of current locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the locations and future expansion and hire and train personnel. Please refer to
Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

PRODUCTS

MAYOR'S

         Mayor's offers a large selection of distinctive and high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond jewelry, rings, wedding bands, earrings, bracelets, necklaces, pearls, charms, and high fashion watches often not available from other jewelers in its markets. All of Mayor's jewelry products are constructed of 14 or 18 karat gold, platinum, or sterling silver with significant emphasis on quality and craftsmanship. Mayor's carries a large selection of brand name watches, including Rolex, Baume & Mercier, Patek Philippe, Cartier, Omega, Gucci, Bvlgari, Bedat, Charriol, Tag Heuer and Raymond Weil, designer jewelry including Quadrillion, David Yurman, Pasquale Bruni and Carrera Y Carrera, and a variety of high quality giftware, including Lalique, Baccarat, Mont Blanc, Moser and Herend.

         Management believes that Mayor's is one of the largest authorized jewelers for selected products in North America. Management believes that the wide selection of merchandise positions the Mayor's stores as a "destination of choice" for purchasers of fine quality jewelry and watches.

         During the last six months of Fiscal 1998 net sales by product were as follows: watches - 39%; bridal diamonds - 24%; diamond fashion - 13%; other - 24%. The Rolex brand, which is included in watch sales, accounted for 26% of total Mayor's sales.

SAM'S AND WAREHOUSE MEMBERSHIP CLUBS

         The Sam's division principal products are gold jewelry set with diamonds and/or other precious and semi-precious gemstones, gold chains, other forms of gold and silver jewelry and watches. This product line includes chains, pendants, bracelets, watches, rings and earrings. Other consumer products include perfumes and fragrances, sunglasses, writing instruments, and collectible and giftware products.

         During Fiscal 1998, approximately 82% of net sales were in jewelry and watches and approximately 18% of net sales were in other consumer products. In each of Fiscal 1997 and Fiscal 1996, respectively, approximately 80% and 76% of net sales were in jewelry and watches and approximately 20% and 24% of net sales were in other consumer products.

         The Sam's division products are classically designed to offer broad consumer appeal. Following the warehouse club philosophy of limiting the assortment in each product category, the merchandise offered at a typical location includes approximately 300 jewelry items, 100 watches and 200 other consumer products. This assortment is more focused than the average number of items typically stocked by jewelry counters in department stores and other jewelry retailers.

         The Company's principal customers for these products during Fiscal 1998, 1997 and 1996 were members of Sam's. In Fiscal 1998, 1997 and 1996, approximately 73%, 93% and 94% respectively, of the Company's net sales originated from Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive licensed concession at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001. During April 1999, the Company was informed by Sam's that the concession arrangement would not be renewed beyond its expiration date. It is anticipated that Jan Bell will continue to operate pursuant to the terms of the existing agreement until the expiration scheduled for February 1, 2001.

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

         Jan Bell employees staff the jewelry department at each Sam's location with the inventory owned by Jan Bell until sold to Sam's members. In exchange for the right to operate the department and the use of the retail space, Jan Bell pays a tenancy fee of 9% of net sales. While Sam's is responsible for paying utility costs, maintenance and certain other expenses associated with operation of the departments, the Company provides and maintains all fixtures and other equipment necessary to operate the departments.

PURCHASING

MAYOR'S

         The Mayor's staff of experienced buyers procures distinctive merchandise directly from manufacturers, diamond cutters, and other supplier's worldwide enabling Mayor's to sell fine quality merchandise often not available from others jewelers in its markets. Buyers generally specialize in purchasing merchandise in categories such as diamonds, watches, gold jewelry, and giftware. Buyers frequently visit both Mayor's and competitors' stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs.

         The Company's worldwide buying power allows Mayor's to pass its savings on to its clients through competitively priced merchandise at Mayor's stores. While Mayor's does not emphasize discounting, it does actively compete with other jewelry retailers on the basis of price, particularly with regard to brand name items such as watches, with respect to which comparison shopping is common.

         DIAMOND AND GEMSTONES

         During Fiscal 1998, revenues from sales of diamond jewelry and diamond jewelry with gemstones represented approximately 39% of Mayor's net sales. Whenever possible, Mayor's purchases unset diamonds and other precious gemstones directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy and pearls from Japan. These diamonds and other gemstones are frequently furnished to independent goldsmiths for setting, polishing and finishing pursuant to Company instructions, as well as to Mayor's facilities in order to deliver a finished product at the best possible value.

         WATCHES

         Mayor's purchases watches from a number of leading manufactures and suppliers. During Fiscal 1998, merchandise supplied by Rolex, the Company's largest supplier, accounted for approximately 26% of Mayor's net sales. Although management believes the Company enjoys excellent relationships with all of its major suppliers of watches, there is no assurance that its operations would not be adversely affected if it were no longer able to purchase watches from such suppliers. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         In Fiscal 1998, Mayor's purchased jewelry and giftware for sale in Mayor's stores from over 500 suppliers. Many of these suppliers have long standing relationships with Mayor's. Another source of jewelry is Mayor's estate division, which purchased approximately $2.2 million in jewelry from estates, individuals and bank and trust departments during the six months subsequent to the acquisition. Management believes that the estate division often provides Mayor's with the ability to obtain jewelry and raw material inventory at significant savings, thereby increasing gross profit margins.

SAM'S

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

         The world supply and price of diamonds is influenced considerably by the Central Selling Organization ("CSO"), which is the marketing arm of DeBeers Consolidated Mines, Ltd. ("DeBeers"), a South African company. Through CSO, DeBeers, over the past several years, has supplied a substantial amount of the world demand for rough diamonds, selling to gem cutters and polishers at controlled prices periodically throughout the year.

         The continued availability of diamonds to the Company is dependent, to some degree, upon the political and economic situation in South Africa and Russia, which has been unstable. Several other countries are also major suppliers of diamonds, including Botswana and Zaire. In the event of an interruption of diamond supplies, or a material or prolonged reduction in the world supply of finished diamonds, the Company could be adversely affected. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         GOLD PRODUCTS

         Finished gold products and gold castings are purchased from a relatively small number of manufacturers in Israel, Italy, New York and California. The Company believes that there are numerous alternative sources for gold chain and castings, and the failure of any of its current manufacturers would not have a material adverse effect on the Company.

         WATCHES

         The Company purchased approximately 49% and 63% of watches through parallel marketed means during Fiscal 1998 and Fiscal 1997, respectively, as well as approximately 51% and 37% of watches directly from other manufacturers during Fiscal 1998 and Fiscal 1997 respectively. Parallel-marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "REGULATION."

         OTHER PRODUCTS

         The Company purchases sunglasses, fine writing instruments, fragrances and collectibles directly from manufacturers and vendors, as well as through parallel marketed means. See "REGULATION."

AVAILABILITY OF PRODUCTS FOR MAYOR'S AND SAM'S

         Although purchases of several critical raw materials, notably gold and gemstones, are made from a limited number of sources, the Company believes that there are numerous alternative sources for all raw materials used in the manufacture of its finished jewelry, and that the failure of any principal supplier would not have a material adverse effect on operations. Any changes in foreign or domestic laws and policies affecting international trade may have a material adverse effect on the availability or price of the diamonds, other gemstones, precious metals and non-jewelry products purchased by the Company. Because supplies of parallel marketed products are not always readily available, it can be a difficult process to match the customer demand to market availability. See "REGULATION" and Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

CHANGING PRICES AND AVAILABILITY

         Changes in foreign or domestic laws and policies affecting international trade may also have an adverse effect on the availability or price of the diamonds, gemstones and precious metals required by the Company. Other risks to the Company's supplies of merchandise include fluctuation in the price of precious gems and metals. Because substantially all of the Company's purchase transactions are denominated in U.S. dollars, the Company does not engage in any hedging activities in foreign currencies. See "Currency Exchange Gain/Loss" in Management's Discussion and Analysis of Financial Conditions and Results of Operations regarding the Company's forward sales contracts of the Mexican peso. The Company does not speculate in gems or precious metals or engage in any hedging activity with respect to possible fluctuations in the prices of these items, since historically the Company has been able to make compensatory adjustments in its retail prices as material fluctuations in the price of supplies have occurred. If such fluctuations should be unusually large, rapid or prolonged, there is no assurance that the necessary adjustments could be made quickly enough to prevent the Company from being adversely affected. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

SEASONALITY

         The Company's jewelry business is highly seasonal, with the fourth quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 47% of the Company's Fiscal 1998 net sales were made during the fourth quarter. This percentage is expected to approximate 40% when a full year of Mayor's sales are included in Jan Bell's operating results.

MANUFACTURING

MAYOR'S

         In addition to Mayor's purchases of finished jewelry and the subcontracting of certain fabrication activities to others, Mayor's also has a jewelry design studio and manufacturing and repair facility located in its executive offices. In keeping with Mayor's identity as a full service guild jeweler, this studio and workshop offers custom designed jewelry in response to customers' special requests and manufactures jewelry for retail sale when it is economical to do so. Mayor's also provides jewelry and watch refurbishment and repair services, which are performed in stores or at the Mayor's centralized repair facility. In addition to repair work, jewelers will perform other work, including ring sizing on new purchases and repairs covered under warranty.

SAM'S

         The Company performs certain jewelry manufacturing in Israel. During Fiscal 1998, approximately 29% of diamond and gemstone products purchased were manufactured by the Company in Israel. The remaining gemstone products were manufactured or purchased from third parties. All gold and watch products are manufactured by third parties.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

MAYOR'S

         GENERAL

         The Company distinguishes itself from most of its competitors by offering a larger selection of distinctive and higher quality merchandise at many different price points. Mayor's keeps substantially its entire inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store. If a client desires an item which is not available in a particular store, it can be transferred from another store, generally in less than twenty-four hours. To assist in this process, each sales professional is instructed to contact the Company's customer service department, which in turn uses Mayor's imaging system which includes substantially all of the inventory to determine if another store carries the requested merchandise.

         The Company believes that the elegant ambiance of its stores and attractive merchandise displays play an important role in providing an atmosphere for encouraging sales. The Company pays careful attention to detail in the design and layout of each of its stores, particularly lighting, colors, choice of materials and placement of display cases. The Company also places substantial emphasis on its window displays as a means of attracting walk-in traffic and reinforcing its distinctive image. The Company's display department designs and creates window and store merchandise case displays for all stores. Window displays are frequently changed to provide variety and to reflect seasonal events such as Christmas, Valentine's Day and Mother's Day.

         A manager, two assistant managers, six additional sales professionals, and an office manager staff a typical Mayor's Store with approximately $5 million in annual sales. Each store manager reports to one of four regional directors. The four regional directors report to the Vice President of Mayor's Store Operations. Many Mayor's stores also have a watchmaker or jeweler on the premises to make repairs. Management believes that the availability of these craftsmen reinforces the Company's image as a full-service guild jeweler and encourages customers to patronize its stores.

         PERSONNEL AND TRAINING

         Mayor's places substantial emphasis on the professionalism of its sales force to maintain its position as a leading upscale jeweler. Mayor's strives to hire only highly motivated, friendly and customer-oriented individuals. All new sales professionals attend a 10 day course where they are trained in technical areas of the jewelry business, specific service techniques and Mayor's commitment to client service. In general, Mayor's trains its sales personnel to establish a personal rapport with each client, to identify client preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales professionals are key components of Mayor's success.

         As part of Mayor's commitment to training, the Company established "Mayor's University", a formalized system of in-house training with a primary focus on client service that involves extensive classroom training, the use of detailed operational manuals, in-store mentorship programs and product knowledge testing. All attendees must perform satisfactorily on written tests and quizzes that are administered during the training program in order to retain their employment with the Company. To help ensure successful skill transference from the classroom training environment to the sales floor, a training manager works with each new sales professional on a one-to-one basis in the store. Each new sales professional is partnered with a mentor in the store, who trains the new associate on basic operational procedures. In addition, the Company conducts in-house training seminars on a periodic basis and administers training modules with audits to (i) enhance the quality and professionalism of all sales professionals, (ii) measure the level of knowledge of each sales professional and (iii) identify needs for additional training. The Company also provides store managers with more extensive management and client service training that emphasizes "on-the-job" coaching and training instruction techniques.

         Mayor's also stresses external training for its sales professionals. The Company encourages all associates (and requires all store managers) to complete a series of courses offered by the Gemological Institute of America
(GIA), an independent industry-recognized diamond grading laboratory and gemological school, and pays for the tuition costs of those who complete each course.

         ADVERTISING AND PROMOTION

         Mayor's marketing philosophy is to build on its well-established reputation in each of its market areas as a premier guild jeweler offering fine quality merchandise in an elegant, sophisticated environment conducive to the purchase of luxury items. Mayor's stresses its role as a fashion leader that does not promote discounting, but instead prices all of its merchandise with the goal of delivering consistent value to its clients. Mayor's marketing efforts, which consist of advertising, direct mailings, promotional events, attractive store design and elegant display, are shaped in large part by demographic and consumer trends affecting both the jewelry industry generally and Mayor's specifically.

         Mayor's advertisements stress its image as a full service guild jeweler, its tradition of integrity, value and reliability, its longevity in the jewelry business and its emphasis on superior client service. In addition, advertisements frequently associate Mayor's with internationally recognized brand names such as Rolex, Patek Philippe, Cartier and Mikimoto. Advertising and promotions for all stores are developed by Company personnel at its headquarters in conjunction with outside advertising agencies. During the six months after acquisition, Mayor's purchased $5.6 million (6.8% of net sales) of advertising, which is net of the portion which was reimbursed by its suppliers.

         CREDIT OPERATIONS

         Sales under Mayor's proprietary credit cards accounted for approximately 31% of the Company's net sales during the six months ended January 30, 1999. Mayor's credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

         Mayor's extends credit solely to its Mayor's customers under its own revolving charge plan with up to two-year payment terms. Finance charges, which are subject to rate ceilings imposed by state law, are currently assessed on customers' balances at a rate of 1.5% per month. Customers that exceed higher credit standards may also be offered a 90-day, interest free payment plan. All clients may also take advantage of Mayor's layaway plan, which allows them to set items aside and pay for the items over a limited period of time with no interest charges.

         Mayor's credit department, located at the Company's Sunrise corporate office, makes all credit decisions. Neither sales personnel or store managers are authorized to grant credit. Mayor's has developed a detailed creditworthiness analysis on which it bases its credit decisions. A customer will generally receive a credit approval or denial in less than 15 minutes. Mayor's custom-designed, computerized accounts receivable systems provide credit office personnel with on-line decision making information, including new accounts processing, credit authorizations and customer inquiries.

         As of January 30, 1999 Mayor's had approximately 58,000 credit card holders. Mayor's utilizes its credit card customer base in its targeting marketing programs.

         Mayor's has a collections department, which follows up on delinquent accounts. Collectors are trained on collection programs, which have been developed in house by the credit organization. Early stage delinquencies are handled with an approach to customer goodwill. If accounts progress in delinquency, more assertive action is taken. Ultimately, if a delinquent account cannot be collected in house, outside legal action is undertaken. During the six month period ended January 30, 1999, Mayor's bad debt expense as a percentage of credit sales was approximately 3.5%.

SAM'S

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

         The counter manager reports to either an operating manager or a regional director. Each region generally has two operating managers that report to a regional director of the respective area. The Company currently has 11 regional directors. The regional directors report directly to the Vice President of Sam's Operations.

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

         DEPARTMENT COUNT

         The following table sets forth data regarding the number of departments at Sam's locations which the Company operated:

                                                FISCAL      FISCAL       FISCAL
                                                 1998        1997         1996
                                                 ----        ----         ----

         Departments:
         Operated, beginning of period            447         440          437
         Sam's Clubs opened during period           8           8            9
         Sam's Clubs closed during period           0           1            6
                                                  ---         ---          ---
         Operated, end of period                  455         447          440
                                                  ---         ---          ---
         Net increase                               8           7            3
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

DISTRIBUTION

         The Company's Mayor's and Sam's retail locations receive the majority of their merchandise directly from the Company's distribution warehouse located in Sunrise, Florida. Merchandise is shipped from the distribution warehouse utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to the retail locations from suppliers. The Company transfers merchandise between retail locations to balance inventory levels and to fulfill customer requests.

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

COMPETITION

         The retailing industry is highly competitive. The Company's competitors include foreign and domestic jewelry retailers, national and regional jewelry chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service. With the consolidation of the retail industry that is occurring, the Company believes that competition both within the warehouse club industry and with other competing general and specialty retailers and discounters will continue to increase.

REGULATION

         The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

         Jan Bell bears certain risks in purchasing parallel marketed goods which includes certain watches and other products. Parallel-marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel-marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation is introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is provided primarily through bank cards such as Visa/registered trademark/, Mastercard/registered trademark/ and Discover/registered trademark/, without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

EMPLOYEES

         As of April 1, 1999, the Company employed approximately 1,612 persons on a full-time basis, including approximately 1,107 in regional and local sales, 203 in inventory and distribution and 302 in administrative and support functions. In addition, the Company also employed approximately 1,892 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

         The Company's corporate headquarters is owned by the Company and located on 11.1 acres in a 131,000 square foot building in Sunrise, Florida. In March 1999, the Company sold the previous corporate headquarters, a 64,000 square foot building on 3.7 acres, located adjacent to the current headquarters.

         As of April 1, 1999, Mayor's had a total of 27 leased stores, of which 21 were operating and 6 are in the process of being constructed or are in the design phase. Mayor's leases its stores, with rent generally the greater of a percentage of the store's sales volume (subject to certain adjustments) or a fixed minimum base rent. The Mayor's lease terms generally range from two to 15 years. Due to Mayor's high volume of sales, Mayor's has historically paid rent for most stores based on sales. Lease rental payments are also subject to annual increases for tax and maintenance. At three of the stores, the leases have expired; Mayor's is renegotiating leases for these locations and expects the terms of such new leases to be on substantially the same terms as the prior lease as adjusted for appropriate rent increases and space increases. The following table summarizes all store leases:

                                 TOTAL
OPERATING STORES              SQUARE FEET    EXPIRATION                LOCATION
----------------              -----------    ----------                --------
Altamonte Springs                    3138           (1)   Altamonte Springs, FL
Aventura Mall                        3447      Dec-2008        N. Miami Bch, FL
Boca Town Center                     5878      Jan-2007          Boca Raton, FL
Boynton Beach Mall                   3065      Jan-2007       Boynton Beach, Fl
Brandon                              4110      Jun-2005             Brandon, FL
Broward Mall                         2236      Dec-2004          Plantation, FL
Coral Gables                         2500      Mar-2000        Coral Gables, FL
Dadeland Mall                        5700      Jan-2007               Miami, FL
The Falls                            1480           (1)               Miami, FL
Florida Mall                         3233      Jan-2007             Orlando, FL
Galleria Mall                        3682           (1)      Ft. Lauderdale, FL
Gardens Mall                         2907      Jan-2004  Palm Beach Gardens, FL
International Mall                   3226      Jan-2006               Miami, FL
Orlando Fashion Square               4095      Jun-2005             Orlando, FL
Seminole                             3461      Apr-2009             Sanford, FL
Treasure Coast                       2506      Jan-2001        Jensen Beach, FL
Westland Mall                        4200      Jan-2000             Hialeah, FL
Buckhead Store                      10000      Apr-2009             Atlanta, GA
Lenox Square Mall                    4587      Dec-2003             Atlanta, GA
North Point Mall                     2135      Dec-2002          Alpharetta, GA
Perimeter Mall                       5157      Jan-2009             Atlanta, GA

FUTURE STORES                                                                      EXPECTED OPENING
-------------                                                                      ----------------
Citrus Park Town Center              3890           (1)               Tampa, FL       Nov-1999
Lincoln Road                         4250      Apr-2009         Miami Beach, FL       Sep-1999
Mall of Georgia                      3486           (1)          Mill Creek, GA       Oct-1999
The Palladium at City Place          6000      Oct-2010     West Palm Beach, FL       Oct-2000
Shops at Sunset                      2051      Jan-2009             S Miami, FL       May-1999
Southgate Plaza                      4200           (1)            Sarasota, FL       Nov-1999

(1) Final terms are currently being negotiated.

         As of April 1, 1999, the Company had licensed concession operations at 458 Sam's locations in 49 states throughout the United States and Puerto Rico. The typical licensed concession consists of approximately 260 to 275 square feet.

         The Company leases on a quarter to quarter basis one distribution and one office facility with an aggregate of approximately 4,000 square feet in Mexico City. The Company leases facilities in Israel of 11,000 square feet for manufacturing and offices and 2,000 square feet for production and offices pursuant to leases which expire in May 2001.

ITEM 3. LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3. Although certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages; however, the Company believes that no litigation which is currently pending involving the Company will have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended January 30, 1999.

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

                                                           HIGH           LOW
                                                           ----           ---
         Year Ended January 30, 1999
           Thirteen Weeks Ended May 2, 1998                $5.94         $2.69
           Thirteen Weeks Ended August 1, 1998              7.94          4.63
           Thirteen Weeks Ended October 31, 1998            7.25          4.00
           Thirteen Weeks Ended January 30, 1999            7.50          4.50

         Year Ended January 31, 1998
           Thirteen Weeks Ended May 3, 1997                $2.38         $1.94
           Thirteen Weeks Ended August 2, 1997              2.63          2.13
           Thirteen Weeks Ended November 1, 1997            3.25          2.31
           Thirteen Weeks Ended January 31, 1998            3.06          2.31

         The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 16, 1999 was $2.81. On April 16, 1999, the Company had 727 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

               Effective July 28, 1998, the Company consummated the acquisition of Mayor's Jewelers, Inc. Total consideration consisted of approximately $18 million in cash, 2 million shares of Jan Bell Marketing, Inc. common stock and the refinancing of Mayor's outstanding debt. The Company issued the common stock in reliance on the exemption in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                             FIFTY-
                                                    FIFTY-TWO    FIFTY-TWO    FIFTY-TWO       THREE      FIFTY-TWO
                                                      WEEKS        WEEKS        WEEKS         WEEKS        WEEKS
                                                      ENDED        ENDED        ENDED         ENDED        ENDED
                                                    JAN. 30,     JAN. 31,      FEB. 1,       FEB. 3,     JAN. 28,
                                                      1999         1998         1997          1996         1995
                                                    ---------    ---------    ---------     --------     ---------
INCOME STATEMENT DATA:
Net Sales                                            $361,048     $247,890     $243,079     $254,004     $305,685

Cost of Sales                                         260,121      188,004      183,636      199,579      255,725
                                                     --------     --------     --------     --------     --------
Gross profit                                          100,927       59,886       59,443       54,425       49,960
Store and warehouse operating and
  selling expenses                                     58,481       33,082       33,368       35,261       42,596
General and administrative
  expenses                                             19,052       13,521       11,577       11,486       16,195
Other charges (1)                                          --           --        5,643           --       47,773
Depreciation and amortization
  expense                                               7,102        6,928        8,236        8,674        9,511
Currency exchange (gain) loss                           1,121          333          (26)         597        5,474
                                                     --------     --------     --------     --------     --------
Operating income (loss)                                15,171        6,022          645       (1,593)     (71,589)
Interest expense                                       (1,748)          --         (999)      (3,196)      (3,534)
Interest and other income                               1,538        1,756        1,269        1,477          419
                                                     --------     --------     --------     --------     --------
Income (loss) before income taxes                      14,961        7,778          915       (3,312)     (74,704)
Income tax provision (benefit)                         (2,257)      (2,265)         154          130          353
                                                     --------     --------     --------     --------     --------
Net income (loss)                                    $ 17,218     $ 10,043     $    761     $ (3,442)    $(75,057)
                                                     ========     ========     ========     ========     ========
Net income (loss) per common share
  Basic                                                 $0.63        $0.39        $0.03       $(0.13)     $(2.92)
                                                     ========     ========     ========     ========     ========
  Diluted                                               $0.60        $0.39        $0.03       $(0.13)     $(2.92)
                                                     ========     ========     ========     ========     ========

BALANCE SHEET DATA (AT PERIOD END):

Working capital                                      $130,505     $111,764     $ 96,828     $ 96,762     $ 88,742
Total assets                                          247,720      151,712      139,385      153,173      186,752
Credit facility, less amounts
  classified as current                                26,409           --           --        7,500           --
Stockholders' equity                                  163,686      135,579      125,373      125,225      127,335


(1)      Other charges for the fifty-two weeks ended February 1, 1997, include
         (a) $2 million in severance payments to the Company's former President and Chief Executive Officer; (b) $630,000 write-off of financing costs in connection with the Company's repayment of senior notes; (c) $1.5 million write-down of the corporate headquarters building which the Company placed on the market for sale; and (d) $1.5 million provision for the closing of two Jewelry Depot locations.

         Other charges in the fifty-two weeks ended January 28, 1995, include
         (a) $23.8 million write-off of Goodwill associated with the 1991 acquisition of the minority interest in the Big Ben '90 joint venture;
         (b) $17.7 million


         to provide for liquidation of inventory predominantly sold in the wholesale watch division, which the Company decided to close, and certain other inventory in order to raise cash for liquidity purposes as a result of the then uncertain status of credit availability due to the Company's failure to comply with certain covenants in its debt agreements, and $2.7 million for obligations under licensing agreements for the use of trade names on watches previously sold in the wholesale division; (c) $3.0 million for severance payments to terminated employees and the settlement of certain employment contracts in connection with the closing of the wholesale watch division and the buy-out of the uninvested portions of bonus stock awards; and (d) other costs of $.6 million, consisting of financing costs incurred primarily in connection with the original senior note agreement which was substantially amended and a bank credit facility which was terminated and replaced, less a recovery of previously accrued expenses resulting from the settlement of the terminated lease department agreement with Pace Membership Warehouse, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The years ended January 30, 1999, January 31, 1998 and February 1, 1997 are referred to herein as Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. The operating results of Mayor's are included in the consolidated operations of Jan Bell for periods subsequent to August 1, 1998, which is the acquisition date for accounting purposes. As the Mayor's business is highly seasonal with fourth quarter (which includes the Christmas shopping season) historically contributing significantly higher sales and operating results than any other quarter, it should be noted that the six months of operating results included are not representative of the operating results for an annual period. Therefore, operating results will be impacted in Fiscal 1999 when the less profitable first six months of the year, which are not included in the operating results for Fiscal 1998, are included.

         The Company operates two divisions. The first is Mayor's and Maier & Berkele luxury jewelry stores. The second is an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001. As of January 30, 1999, the Company operated a licensed concession department in 455 Sam's locations. On April 6, 1999, the Company was informed that this agreement would not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's Club to conduct its business, and without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company. The Mayor's acquisition has reduced this dependency on Sam's. During Fiscal 1998, approximately 73% of the Company's net sales were to Sam's customers. Moreover, this percentage is expected to decrease in Fiscal 1999 when a full year of Mayor's sales are included in the Company's operating results. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to pursue growth of the Mayor's chain as well as considered for use in other acquisitions.

         The results of operations for Fiscal 1998, Fiscal 1997 and Fiscal 1996 reflect the Company's consistent strategy to achieve continual earnings improvement in the retail marketplace. During this time the Company implemented merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved revenue growth in its Sam's departments as a result of obtaining temporary additional square footage for promotional and pallet programs, improved merchandise assortments, higher quality merchandise offerings and improved distribution of merchandise which have allowed the Company to realize higher gross margin dollars. Management does not expect any significant additional improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's.

          The results of operations for Fiscal 1998 also include the results of Mayor's for the period subsequent to the acquisition date of July 28, 1998. During this period, the Company began to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business. These include efforts to reduce and better balance inventory levels, reduce the amount of discontinued inventory in stock and replace with current merchandise, and increase inventory turns. Also, the Company believes gross margins can be increased through reducing purchasing costs of inventory and a reduction of discounts given at the point of sale on nondiscontinued inventory. Management also believes there is opportunity for reductions in Mayor's operating expenses once the Mayor's integration is completed Fiscal 1999.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season.

         The following table sets forth for the periods indicated the percentage of net sales for certain items in the Company's Statements of Income:

                                                   INCOME AND EXPENSE ITEMS AS A
                                                      PERCENTAGE OF NET SALES
                                                   -----------------------------
                                                      YEAR      YEAR      YEAR
                                                      ENDED     ENDED     ENDED
                                                    JAN. 30,  JAN. 31,   FEB. 1,
                                                      1999      1998      1997
                                                    --------  --------   -------
Net sales                                            100.0%    100.0%    100.0%
Cost of sales                                         72.0      75.8      75.5
                                                     -----     -----     -----
Gross profit                                          28.0      24.2      24.5
Store and warehouse operating and selling expenses    16.2      13.4      13.7
General and administrative expenses                    5.3       5.5       4.8
Other charges                                           --        --       2.3
Depreciation and amortization                          2.0       2.8       3.4
Currency exchange loss                                  .3        .1        --
                                                     -----     -----     -----
Operating income                                       4.2       2.4        .3
Interest expense                                       (.5)      (--)      (.4)
Interest and other income                               .4        .7        .5
                                                     -----     -----     -----
Income before income taxes                             4.1       3.1        .4
Provision (benefit) for income taxes                   (.7)      (.9)       .1
                                                     -----     -----     -----
Net income                                             4.8%      4.0%       .3%
                                                     =====     =====     =====

SALES

                                 YEAR ENDED        YEAR ENDED        YEAR ENDED
                                JAN. 30, 1999     JAN. 31, 1998     FEB. 1, 1997
                                -------------     -------------     ------------
Net sales
    Sam's Club locations           $263,705          $233,555          $230,041
    Mayor's Jewelers                 82,221               N/A               N/A
    Other                            15,122            14,335            13,038
                                   --------          --------          --------
Total                              $361,048          $247,890          $243,079
                                   ========          ========          ========

Percentage change
    Sam's Club locations              12.9%              1.5%               .9%
    Mayor's Jewelers                    N/A               N/A               N/A
    Other                              5.5%             10.0%            (50.1%)
Total                                 45.6%              2.0%             (4.3%)

Comparative retail sales
    Sam's Club locations           $260,117          $230,937
    Mayor's Jewelers                    N/A               N/A

Percentage change
    Sam's Club locations              12.6%              0.4%
    Mayor's Jewelers                    N/A               N/A

               The increase in revenues and comparative retail sales in the Sam's locations for Fiscal 1998 is mainly attributable to merchandise strategies the Company has implemented to emphasize higher margin products. Further, the Company has achieved revenue growth in its Sam's departments as a result of obtaining temporary additional retail square footage for promotional and pallet programs, improved merchandise assortments, higher merchandise quality offerings and improved distribution of merchandise which has allowed the Company to realize higher gross margin dollars. These sales increases were in all product categories except fragrances, with the largest increases being in the diamond jewelry, semi-precious gem, and watch product categories.

         The increase in 1997 net sales was driven by an improvement in fourth quarter sales of $102.4 million compared to $95.8 million during the comparable period of Fiscal 1996. This increase of $6.6 million during the Christmas selling season was primarily attributable to better merchandising strategies, improved placement of goods within the Sam's locations, and additional advertising and marketing in Sam's advertising and marketing vehicles. The sales increases primarily were in the Company's diamond and gold jewelry product categories.

         Wholesale sales during Fiscal 1998, 1997 and 1996 were $15.0 million, $14.4 million and $13.1 million, respectively. These sales were primarily made by the Company's subsidiaries in Israel and Mexico.

         Sales in the future will be adversely impacted when the Sam's Agreement expires on February 1, 2001. In addition, sales may also be impacted by general economic conditions, the level of spending by customers and the inability to obtain the additional retail square footage for promotional and pallet programs in Sam's during the period the Agreement remains in effect. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry, the warehouse club industry, and with other competing general and specialty retailers and discounters will continue to increase. The Company will continue to focus on developing retail opportunities outside its business with Sam's. This will include consideration of expanding the Mayor's chain into a national luxury retailer, as well as the acquisition of other retailers.

COST OF SALES AND GROSS PROFIT

         Gross profit in Fiscal 1998 was 28.0% compared to 24.2% and 24.5% in Fiscal 1997 and Fiscal 1996, respectively. Gross profit for Mayor's was 37.0% during the six-month period subsequent to acquisition. Gross profit in Fiscal 1998 was 25.3% for the Sam's division (which includes the Company's Israel, Mexico, and Manhattan Diamonds operations throughout the remaining discussion). The increase in Fiscal 1998 is primarily a result of higher margins in the recently acquired Mayor's division. In addition, the Company recognized slight margin improvements in the Sam's Club division. The decline in gross margin in Fiscal 1997 was primarily attributed to inventory reserves the Company has provided related to discontinued and slow moving merchandise, partially offset by an increase in gross margin recognized on sales in certain product categories, and improvements as a percentage of sales in inventory shrinkage and product handling costs.

STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES

         Store and warehouse operating and selling expenses increased by $25.4 million in Fiscal 1998 from Fiscal 1997 and decreased $0.3 million in Fiscal 1997 from Fiscal 1996. Store and warehouse operating and selling expenses for Mayor's were $20.1 million for the third and fourth quarters of Fiscal 1998. Store and warehouse operating and selling expenses for the Sam's division were $38.4 million for Fiscal 1998. The increase in these expenses for Fiscal 1998 is primarily attributable to the Mayor's division expenditures which are excluded from Fiscal 1997 operating results, increased store payroll and incentives in Sam's, and increased advertising and marketing in Sam's advertising and marketing programs. The Company believes the investment in these costs in Sam's contributed to the increase in Sam's sales previously discussed. Also contributing to the increase in expenses are costs that vary proportionately with sales, such as check authorization charges and charge card processing fees. The decrease in Fiscal 1997 is primarily attributed to a decrease in bad debt expense and reduced advertising and marketing costs during holiday seasons, offset by increased store payroll as a result of additional stores and annual pay increases.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $5.5 million in Fiscal 1998 from Fiscal 1997, and increased by $1.9 million in Fiscal 1997 from Fiscal 1996. General and administration expenses for Mayor's were $5.3 million for the third and fourth quarter of Fiscal 1998. General and administrative expenses for the Sam's division were $13.8 million for Fiscal 1998. The increase in Fiscal 1998 was primarily a result of the Mayor's general and administrative expenses, Mayor's integration costs and increased professional fees related to the Company's legal matters. This increase is net of a decrease in expenses for Fiscal 1998 attributable to professional fees related to the Sam's division strategic business development and severance payments, both of which were expensed during Fiscal 1997, which did not occur in 1998. Management believes savings will be realized once the integration of Mayor's is complete. In Fiscal 1997, the increase is primarily attributed to increases in litigation costs, severance pay related to terminated employees and management bonuses which are based upon the profitability of the Company.

OTHER CHARGES

         Other charges in Fiscal 1996 consisted of approximately $2.0 million in severance payments to the Company's former President and Chief Executive Officer, the write-off of $630,000 of financing costs in connection with the prepayment of certain then existing debt, $1.5 million write-down of the carrying value of the Company's former corporate headquarters building which became held for sale, and a $1.5 million provision for the closing of two of the Jewelry Depot locations which includes a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets. These two locations were closed during November 1997 and January 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses were $7.1 million in Fiscal 1998, $6.9 million in Fiscal 1997 and $8.2 million in Fiscal 1996. Depreciation and amortization expense for Mayor's was $2.0 million for the third and fourth quarters of Fiscal 1998. Depreciation and amortization expense for the Sam's division was $5.1 million for Fiscal 1998. The increase is primarily a result of the depreciation of Mayor's fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of Citicorp financing costs. This increase was mitigated by decreased depreciation expense primarily attributable to the fixed assets of the Sam's retail business that became fully depreciated during May 1997. The decrease in Fiscal 1997 is primarily attributable to the significant fixed asset expenditures made to satisfy the requirements of the retail business during 1992 becoming fully depreciated during May 1997. In addition, the corporate headquarters building was depreciated during Fiscal 1996 but not in Fiscal 1997 and Fiscal 1998 since during Fiscal 1997 the building was unoccupied and held for sale during both these years.

CURRENCY EXCHANGE GAIN/LOSS

         The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. If it is determined that the risk in Mexico outweighs the long term growth benefits, the Company will seek to maximize its return through a divestiture of this entity. Changes in the exchange rates for the Mexican peso relative to the U.S. dollar resulted in direct charges or credits to the Consolidated Statements of Income during a portion of Fiscal 1997 and all of Fiscal 1998. During Fiscal 1998, there was a foreign currency exchange loss of $1.1 million and $.3 million during Fiscal 1997. During 1996, Mexico had greater stability which resulted in a gain of $26,000.

         The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. During Fiscal 1998, a maximum of $2.5 million in Mexico peso forward sale contracts were outstanding at any one time. As of January 30, 1999, there were $2.5 million of contracts outstanding. Forward sales contracts are accounted for on a mark to market basis.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income was $1.5 million in Fiscal 1998, $1.8 million in Fiscal 1997 and $ 1.3 million in Fiscal 1996. The decrease for Fiscal 1998 was primarily attributable to the significantly reduced cash balance available to invest subsequent to the purchase of Mayor's, net of an increase as a result of higher average cash balances available for investment during the period prior to the Mayor's acquisition. The increase in interest income in Fiscal 1997 is a result of higher average cash balances generated from operations available for investment during Fiscal 1997. Interest expense was $1.7 million for Fiscal 1998. There was no interest expense in Fiscal 1997, attributable to the absence of debt throughout Fiscal 1997. Interest expense was $1.0 million in Fiscal 1996 related to a credit facility that expired in 1998. The increase in interest expense in Fiscal 1998 is attributable to the procurement of debt due to the acquisition of Mayor's. There were no short-term borrowings in Fiscal 1997.

INCOME TAXES

         The Company's effective income tax rate was (15.1)% in Fiscal 1998, (29.1)% in Fiscal 1997 and 16.8% in Fiscal 1996. As a result of net income realized in Fiscal 1998, Fiscal 1997, and Fiscal 1996, the Company recorded in Fiscal 1998 and Fiscal 1997 an income tax benefit of $2.8 million and $2.6 million, respectively, which primarily represents the net operating loss carryforwards which management believes are more likely than not to be utilized. The Company does not anticipate recording a material income tax benefit in Fiscal 1999. Further, it expects that a portion of its income in Fiscal 2000 will be provided for at statutory rates. The Company has a remaining deferred tax asset of approximately $12.8 million which is reduced by a $10 million valuation allowance. Valuation allowances have been provided to offset the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized.

         The Company has a Federal net operating loss carryforward of approximately $28 million, and a state net operating loss carryforward of approximately $90.1 million. Separately stated, Jan Bell has a Federal net operating loss carryforward of approximately $22.4 million and a state net operating loss carryforward of approximately $78.0 million. Mayor's has a Federal net operating loss carryforward of approximately $5.6 million and a state net operating loss of approximately $12.1 million. Due to Section 382 limitations, the amount of Mayor's NOL which the Company can utilize each year is approximately $1.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1999 through 2013. The Company also has an alternative minimum tax credit carryforward of approximately $1.4 million to offset future Federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 30, 1999, cash and cash equivalents totaled $5.4 million and the Company had $26.3 million outstanding under its working capital facility. The borrowings under this facility were a result of the July 1998 acquisition of Mayor's. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through an $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at January 30, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of
 .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

         During Fiscal 1998, cash flows from operating activities provided $28.6 million in cash. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. During Fiscal 1998 these seasonal needs were supplied by the Company's internally generated working capital and borrowings under the Citicorp credit facility. During Fiscal 1998, the Company's peak level of inventory was $190.5 million requiring a maximum outstanding borrowing on the line of credit of $63.6 million. The Company anticipates less borrowings during Fiscal 1999 as the Company will attempt to reduce the Sam's Division inventories in contemplation of the expiration of the Sam's agreement on February 1, 2001.

         Net cash used in investing activities was $65.4 million in Fiscal 1998 primarily related to the $59 million in cash used to purchase Mayor's. In addition, approximately $6.3 million was invested in capital expenditures. Fiscal 1998 capital expenditures include back office computer software and hardware as well as costs associated with new and remodeled Mayor's locations. The Company currently plans to open at least 5 Mayor's stores during 1999. Under its Mayor's growth strategy, the Company plans to open 5-10 new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to the inventories. The Company closed three Mayor's stores in January 1999. The inventory from these stores then redistributed to other open stores or will be redistributed to new stores opening in 1999. The Company also estimates it will make back office capital expenditures of approximately $4.0 million during 1999 primarily for new systems in the payroll/human resources area, for a new Mayor's credit and collections computer system, Year 2000 system additions and modifications as well as other management information system enhancements.

         On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. The acquired shares will be held in treasury or canceled.

         The Company believes that its cash on hand, projected cash from operations (which are expected to increase as a result of an expected decrease in Sam's inventory levels) and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for Fiscal 1999; however, there can be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met.

         SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. The Company has not determined the impact that this statement will have on its financial position or the results of its operations upon adoption.

YEAR 2000 MATTERS

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and invoices, distribute merchandise to its retail location or engage in similar business activities.

         Management has recognized the need to minimize the risk that its operations and relationship with vendors and other pertinent parties will not be adversely effected by software processing errors arising from calculations using the year 2000 or beyond. A significant number of the Company's computer applications and systems require modification in order to render these systems Year 2000 compliant. Failure by the Company to resolve internal Year 2000 issues could result in an inability to process its daily business for a period of time. However, the Company presently believes that scenario is not likely given the progress made in its Year 2000 Compliance Plan.

         The Company has used a combination of internal and external sources to analyze and make the needed corrections to its information systems, personal computers, hardware and network applications. These systems included areas such as credit, point of sale, payroll, merchandise buying and distribution and financial and management reporting. Non-compliant programs and systems are being replaced and/or modified. Testing has begun and will be substantially complete by the fourth quarter of 1999. Most technological and operating applications and systems have already been upgraded and/or replaced with Year 2000 compliant versions. As of January 31, 1999, the Company estimates that the business is approximately 80% compliant. The Company has communicated and will continue to communicate with its suppliers and others with which it does business to monitor and evaluate the Year 2000 conversion process.

         Non-information systems such as office, distribution and store security, environmental issues and phone networks are also being evaluated for Year 2000 compliance. Non-compliant systems have been, or will be corrected or upgraded by September 1999.

         The Company has made contact with its critical vendors during the course of its Year 2000 compliance plan. The Company's payroll processing service provider has indicated that its major systems will operate with correct date logic for Year 2000. The Company's service providers, including those administering employee benefits, have also indicated that they are or will be Year 2000 compliant, as have most of the Company's major merchandise vendors.

         The Company's expenditures related to the Year 2000 issue approximated $440,000 through January 31, 1999. It is expected that expenditures in Fiscal 1999 will approximate $2.3 million. Included in this $2.3 million is approximately $1.3 million of new computer hardware and software which will significantly upgrade the Company's financial systems. The Company expects to fund these costs through its cash provided by operations, as well as borrowings under its working capital facility, if needed. Certain of these costs are being expensed as incurred.

         The Company has developed basic contingency plans to restore the material functions of each of its systems or activities in case of a Year 2000 failure. The Company plans to continually refine these plans and make them more comprehensive as additional information becomes available from testing or third party suppliers.

         There can be no assurances that the Company will be able to complete all the modifications in the required time frame, that unanticipated events may occur, or that all issues will have been identified before problems occur.

         The Company's Year 2000 efforts are ongoing and the overall plan including the contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of business, that will be dependent in part upon the ability of third parties to be compliant. Although the Company is addressing all Year 2000 issues to lessen potential problems, the Company is unable to eliminate them or to estimate the final effect Year 2000 risks will have on operational results.

INTEREST RATE AND FOREIGN EXCHANGE MARKET RISKS

INTEREST RATE RISK

         The Company's credit facility accrues interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company's earnings per share of a one-percentage point interest rate change on the outstanding balance as of January 30, 1999 would increase or decrease earnings per share by $.01 per share.

         The Company extends credit to its Mayor's customers under its own revolving charge plan with up to two-year payment terms. Finance charges are generally currently assessed on customers' balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company's finance charge income.

FOREIGN EXCHANGE RISK

         The Company has operations in Israel and Mexico. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. The Company manages the Mexican peso currency exchange rate exposure through the use of forward sales contracts, generally for periods not exceeding three months. During Fiscal 1998, a maximum of $2.5 million in Mexico peso forward sales contracts were outstanding at any one time. As of January 30, 1999, there were $2.5 million contracts outstanding which were marked to market at that date. The Company also has foreign currency exchange translation exposure resulting from the translation of foreign currency-denominated earnings into U.S. dollars in the Company's consolidated financial statements. Management estimates that, as of January 30, 1999, a ten percent change in the Peso foreign exchange rate would not have a material impact on the Company's annual earnings.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like "plans," "expects," "believes," "will," "anticipates," "intends," "projects," "estimates," "could," "would," "may," "planned," "goal," and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company's strategy for growth, expansion plans, sources or adequacy of capital, the Sam's Club transition, expenditures, financial results and Year 2000 matters are forward-looking statements.

         One must carefully consider such statements and understand that many factors could cause actual results to differ from the forward-looking statements, such as inaccurate assumptions and other risks and uncertainties, some known and some unknown. No forward-looking statement is guaranteed and actual results may vary materially. Such statements are made as of date provided, and the Company assumes no obligation to update any forward-looking statements to reflect future developments or circumstances.

         One should carefully evaluate such statements by referring to the factors described in the Company's filings with the SEC, especially on Form's 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Item 2 of the Form's 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties. In addition to the factors discussed in this report, the following are some of the important factors that could cause results to vary.

         The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive licensed concession at all of Sam's existing and future domestic and four Puerto Rico locations through February 1, 2001. On April 6, 1999, the Company was informed by Sam's that its concession agreement would not be renewed beyond its expiration date. The Company has been dependent on Sam's Club to conduct its business and, without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company.

         The Company is pursuing new growth opportunities outside of its existing business with Sam's and Mayor's and future arrangements with other retail ventures. Management continuously considers other growth opportunities including acquisitions of businesses similar or complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

         The Company plans to open five Mayor's stores in 1999. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

         All but two of the Mayor's stores are located in major regional malls. The success of the Company's operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor's stores. The loss of mall anchor tenants in the regional malls where the Mayor's stores are located, the opening of competing regional malls or other economic downturns affecting customer mall traffic could have an adverse effect on the Company's net sales and profitability.

         The working capital facility agreement contains covenants, which require the Company to maintain financial ratios including a leverage ratio, fixed charge ratio, tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                    PAGE
                                                                    ----
Independent Auditors' Report                                         29
Consolidated Balance Sheets as of January 30, 1999
  and January 31, 1998.                                              30

Consolidated Statements of Income for
  the Year Ended January 30, 1999,
  the Year Ended January 31, 1998, and
  the Year Ended February 1, 1997                                    31

Consolidated Statements of Stockholders'  Equity for
  the Year Ended January 30, 1999,
  the Year Ended January 31, 1998, and
  the Year Ended February 1, 1997                                    32

Consolidated Statements of Cash Flows for
  the Year Ended January 30, 1999,
  the Year Ended January 31, 1998, and
  the Year Ended February 1, 1997                                    33

Notes to Consolidated Financial Statements                           35

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

         We have audited the accompanying Consolidated Balance Sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the three fiscal years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 6, 1999

                            JAN BELL MARKETING, INC.

                           CONSOLIDATED BALANCE SHEETS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             JANUARY 30,      JANUARY 31,
                                                                1999             1998
                                                             -----------      -----------
ASSETS
Current Assets:
Cash and cash equivalents                                     $  5,434         $ 48,432
Accounts receivable (net of allowance for doubtful
  accounts of $3,504 and $1,786, respectively)                  31,628            6,271
Inventories                                                    144,579           69,193
Deferred income taxes                                            2,769            2,625
Other current assets                                             2,340            1,376
                                                              --------         --------
  Total current assets                                         186,750          127,897
Property, net                                                   27,013           18,143
Excess of cost over fair value of net assets acquired           25,551            2,475
Other assets                                                     8,406            3,197
                                                              --------         --------
Total assets                                                  $247,720         $151,712
                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                              $ 34,732         $  9,784
Accrued expenses                                                15,368            6,349
Due to former Mayor's shareholders                               6,145                -
                                                              --------         --------
  Total current liabilities                                     56,245           16,133
                                                              --------         --------
Long term debt                                                  26,409                -
Other long term liabilities                                      1,380                -
                                                              --------         --------
  Total long term liabilities                                   27,789                -
                                                              --------         --------
Commitments and Contingencies

Stockholders' Equity:
Common stock, $.0001 par value,
  50,000,000 shares authorized,
  28,358,475 and 25,981,970 shares
  issued and outstanding, respectively                               3                3
Additional paid-in capital                                     191,538          180,649
Accumulated deficit                                            (26,077)         (43,295)
Accumulated other comprehensive
  income                                                        (1,778)          (1,778)
                                                              --------         --------
Total stockholders' equity                                     163,686          135,579
                                                              --------         --------
Total liabilities and
  stockholders' equity                                        $247,720         $151,712
                                                              ========         ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                          JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                             1999             1998             1997
                                          -----------      -----------      -----------
Net sales                                   $361,048         $247,890         $243,079
Cost of sales and occupancy costs            260,121          188,004          183,636
                                            --------         --------         --------
Gross profit                                 100,927           59,886           59,443
                                            --------         --------         --------
Store and warehouse
  operating and selling expenses              58,481           33,082           33,368
General and administrative expenses           19,052           13,521           11,577
Other charges                                     --               --            5,643
Depreciation and amortization                  7,102            6,928            8,236
Currency exchange (gain) loss                  1,121              333              (26)
                                            --------         --------         --------
                                              85,756           53,864           58,798
                                            --------         --------         --------
Operating income                              15,171            6,022              645

Interest and other income                      1,538            1,756            1,269
Interest expense                              (1,748)               0             (999)
                                            --------         --------         --------
Income before income taxes                    14,961            7,778              915
Income tax provision (benefit)                (2,257)          (2,265)             154
                                            --------         --------         --------
Net income                                  $ 17,218         $ 10,043         $    761
                                            ========         ========         ========
Net income per common share:
Basic                                          $0.63            $0.39          $.03
Diluted                                        $0.60            $0.39          $.03

Weighted average shares outstanding:
Basic                                     27,401,952       25,919,427       25,859,255
Diluted                                   28,804,352       26,006,635       26,017,364

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                        ACCUMULATED
                                    COMMON                  ADDITIONAL                                     OTHER
                                    SHARES       COMMON      PAID-IN      ACCUMULATED  COMPREHENSIVE   COMPREHENSIVE
                                    ISSUED        STOCK      CAPITAL        DEFICIT        INCOME         INCOME           TOTAL
                                  ----------     ------     ----------    -----------  -------------   -------------     --------
Balance at February 3, 1996       25,833,541       $3        $180,716      $(54,099)                      $(1,395)       $125,225
Comprehensive Income:
  Net income                                                                    761       $   761                             761
  Foreign currency translation
       adjustment                                                                            (345)           (345)           (345)
                                                                                          -------
                                                                                          $   416
                                                                                          =======
Purchase plan exercise                34,671                       68                                                          68
Issuance of common stock              21,334                      363                                                         363
Cancellation of stock warrants                                   (709)                                                       (709)
401(k) Plan contribution               4,882                       10                                                          10
                                  ----------       --        --------      --------                       -------        --------
Balance at February 1, 1997       25,894,428        3         180,448       (53,338)                       (1,740)        125,373
Comprehensive Income:
  Net income                                                                 10,043       $10,043                          10,043
  Foreign currency translation
       adjustment                                                                             (38)            (38)            (38)
                                                                                          -------
                                                                                          $10,005
                                                                                          =======
Purchase plan exercise                30,209                       60                                                          60
Issuance of common stock              57,333                      141                                                         141
                                  ----------       --        --------      --------                       -------        --------
Balance at January 31, 1998       25,981,970        3         180,649       (43,295)                       (1,778)        135,579
Comprehensive Income:
  Net income                                                                 17,218       $17,218                          17,218
Purchase plan exercise                30,921                      106                                                         106
Issuance of common stock             816,034                    3,078                                                       3,078
Issuance of common stock-Mayor's
  Acquisition                      1,529,550                    7,705                                                       7,705
                                  ----------       --        --------      --------       -------         -------        --------
Balance at January 30, 1999       28,358,475       $3        $191,538      $(26,077)      $17,218         $(1,778)       $163,686
                                  ==========       ==        ========      ========       =======         =======        ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                   1999           1998           1997
                                                -----------    -----------    -----------
Cash flows from operating activities:
   Cash received from customers                  $ 356,726      $ 247,662      $ 242,632
   Cash paid to suppliers and
   employees                                      (327,386)      (222,760)      (213,802)
   Interest and other income
      received                                       1,532          1,657          1,269
   Interest paid                                    (1,748)            --           (998)
   Income taxes paid                                  (501)          (142)          (154)
                                                 ---------      ---------      ---------
Net cash provided by operating activities           28,623         26,417         28,947
                                                 ---------      ---------      ---------

Cash flows from investing activities:
   Investment in Mayor's, net of cash acquired     (59,111)            --             --
   Capital expenditures                             (6,275)        (1,708)        (2,306)
   Acquisition of Manhattan Diamonds stores             --             --           (500)
                                                 ---------      ---------      ---------
Net cash used in investing activities              (65,386)        (1,708)        (2,806)
                                                 ---------      ---------      ---------
Cash flows from financing activities:
   Borrowings under line of credit                 267,083             --             --
   Line of credit repayments                      (278,887)            --        (17,500)
   Proceeds from sale of employee stock plans        3,184             --             --
   Increase in due to Mayor's shareholders           3,766             --             --
   Payment of commitment fee                        (1,052)            --             --
   Other                                                --            135            133
                                                 ---------      ---------      ---------
Net cash provided by (used in)
  financing activities                              (5,906)           135        (17,367)
                                                 ---------      ---------      ---------
Effect of exchange rate changes                       (329)            63           (204)
                                                 ---------      ---------      ---------
Net increase (decrease) in cash
  and cash equivalents                             (42,998)        24,907          8,570
Cash and cash equivalents at
  beginning of year                                 48,432         23,525         14,955
                                                 ---------      ---------      ---------
Cash and cash equivalents at
  end of year                                    $   5,434      $  48,432      $  23,525
                                                 =========      =========      =========

                                                                     (CONTINUED)


                                                YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                   1999           1998           1997
                                                -----------    -----------    -----------
Reconciliation of net income to
   net cash provided by operating
   activities:
Net income                                       $  17,218      $  10,043      $     761
Adjustments to reconcile
   net income to net cash
   provided by operating activities:
     Depreciation and amortization                   7,102          6,928          8,236
     Impairment of long-lived assets                    --             --          1,500
     Deferred income tax benefit                    (2,875)        (2,625)            --
     Currency exchange (gain)/loss                   1,067            237            (26)
     Provision for doubtful accounts                   756             --             --
(Increase) decrease in assets (net of effect
   acquisition in 1998):
     Accounts receivable (net)                      (5,079)          (227)          (446)
     Inventories                                    (2,818)        10,607         15,519
     Other assets                                      813           (670)          (201)
Increase (decrease) in liabilities (net of
   effect acquisition in 1998):
     Accounts payable                                9,454          1,564          2,222
     Accrued expenses                                2,985            560          1,382
                                                 ---------      ---------      ---------
Net cash provided by
   operating activities                          $  28,623      $  26,417      $  28,947
                                                 =========      =========      =========

                                                                     (CONCLUDED)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED
             JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

A.       NATURE OF BUSINESS:

         The Company is principally engaged in the sale of jewelry, watches and other consumer products through two separate divisions. The first division operates Mayor's Jewelers and Maier and Berkele luxury jewelry stores. This division operated 24 locations in South and Central Florida and metropolitan Atlanta, Georgia. The second division currently operates 453 full service jewelry departments at all existing domestic and five Puerto Rico Sam's Wholesale Club locations ("Sam's").

         The Company's consolidated financial statements are prepared on a 52/53 week retail fiscal year basis. The fifty-two weeks ended January 30, 1999, January 31, 1998 and February 1, 1997 are referred to herein as Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

B.       EXPIRATION OF SAM'S AGREEMENT:

         In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive licensed concession at all existing and future Sam's locations through February 1, 1999, later extended to February 1, 2001. On April 6, 1999, the Company was informed that the Agreement will not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's Club to conduct its business and without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the future business of the Company. The Mayor's acquisition has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to aggressively pursue growth of the Mayor's chain as well as considered for use in acquiring other companies. As consideration for entering into the Agreement, the Company paid to Sam's a one-time fee of $7.0 million, which is included in Other Assets in the Consolidated Balance Sheets, and is being amortized over the term of the Agreement. The unamortized amount as of January 30, 1999 and January 30, 1998 was approximately $1.9 million and $2.8 million, respectively. The Company pays Sam's a concession fee of 9% of net sales.

C.       MAYOR'S ACQUISITION:

         In July 1998, Jan Bell acquired Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of January 30, 1999 includes goodwill of approximately $23.4 million, net of $.7 million in accumulated amortization, resulting from the Mayor's acquisition. The operating results of Mayor's are included in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows for the year ended January 30, 1999, effective as of August 1, 1998, which is the acquisition date for accounting purposes.

         In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheet as of January 30, 1999 and classified as Due to Former Mayor's Shareholders.

         The following table presents unaudited pro forma consolidated operating results as if the Company's acquisition of Mayor's had been consummated as of February 2, 1997. The unaudited pro forma results include adjustments to historical amounts including additional amortization of the excess of costs over the fair value of net assets acquired, increased interest on borrowings to finance the acquisition, and the reduced investment income or available funds used to finance the acquisition. The pro forma consolidated operating results do not purport to present actual operating results had the acquisition been made at the beginning of Fiscal 1997, or the results which may occur in the future.

                                        1998            1997
                                        ----            ----
Net sales                             $422,682        $390,081
                                      ========        ========
Net income                             $13,391         $ 8,289
                                       =======         =======
Net income per share:
    Basic                                 $.47            $.30
                                          ====            ====
    Diluted                               $.45            $.30
                                          ====            ====

D.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (1) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         (2) USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management in the consolidated financial statements include the allowance for uncollectible accounts receivable, allowance for inventory valuation, litigation and sales tax liability reserves.

         (3) SALES OF CONSIGNMENT MERCHANDISE -- Income is recognized on the sale of inventory held on consignment at such time as the merchandise is sold.

         (4) SALES RETURNS -- The Company generally gives its customers the right to return merchandise purchased by them and records an accrual at the time of sale for the amount of gross profit on estimated returns.

         (5) ACCOUNTS RECEIVABLE - - Accounts receivable arise primarily from customers' use of the Mayor's credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. Finance charge income for the period since acquisition was $1.1 million for the six months ended January 30, 1999 and is recorded as a reduction of store and warehouse operating and selling expenses in the accompanying Consolidated Statement of Income for the year ended January 30, 1999.

         Certain sales plans of Mayor's provide for revolving lines of credit under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying January 30, 1999 Consolidated Balance Sheet. The portion of these receivables as of January 30, 1999 that is not scheduled to be collected during the year ending January 29, 2000 is approximately $3.1 million or 13% of total accounts receivable.

         (6) INVENTORIES -- The Sam's division inventories are valued at the lower of cost (first-in, first-out method) or market. The Company's Mayor's division inventories are valued at last-in, first-out ("LIFO") cost which is not in excess of market. Under the first-in, first-out ("FIFO") cost method of accounting, the Mayor's LIFO inventories would have been $75,000 higher than that what is reported at January 30, 1999. The Company records reserves for lower of cost or market, damaged goods, and obsolete and slow-moving inventory.

         Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale are included in inventory. The amount of these costs included in inventory as of January 30, 1999 and January 31, 1998 was approximately $5.3 million and $3.5 million, respectively.

         (7) PROPERTY -- Property is stated at cost net of accumulated deprecation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

                                                                   ESTIMATED
         ASSET                                                    USEFUL LIFE
         -----                                                    -----------
         Building                                                  30 years
         Furniture and fixtures                                     5 years
         Automobiles and trucks                                     3 years
         Computer hardware and software                             3 years

         Leasehold improvements are amortized over the shorter of the term of the respective lease, including renewal options, or the useful life of the asset.

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

         (10) COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED ("GOODWILL") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill resulting from the Mayor's acquisition is being amortized using the straight line method over 15 years. Goodwill resulting from the Company's acquisition of Exclusive Diamonds, Inc. in 1990 is being amortized using the straight line method over 20 years. Accumulated amortization related to the Company's Goodwill at January 30, 1999 and January 31, 1998 was approximately $2.8 million and $1.7 million, respectively.

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

         (13) FOREIGN CURRENCY -- The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's Club locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel, the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. In Mexico, the U.S. dollar is the functional currency since the economy is considered highly inflationary. Changes in the exchange rates for the Mexican Peso relative to the U.S. dollar resulted in direct charges or credits to the statement of income during a portion of Fiscal 1997 and all of Fiscal 1998.

         The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. Forward sales contracts are accounted for on a mark to market basis. Exchange rate gains and losses on foreign currency transactions are reported as a currency exchange gain or loss in the Consolidated Statements of Earnings, except for intercompany transactions with subsidiaries that are of a long-term investment nature, which are reported in the same manner as translation adjustments. At January 30, 1999 and January 31, 1998, the Company had approximately $2.5 million of forward exchange contracts outstanding with dates of maturity of March 1999 and March 1998 respectively.

         (14) ADVERTISING COSTS -- Advertising costs are charged to expense as incurred or, for direct response advertising, capitalized and amortized in proportion to related revenues. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $7 million, $.5 million, and $1.0 million in Fiscal 1998, 1997, and 1996, respectively.

         (15) PRE-OPENING EXPENSES -- Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

         (16) NEWLY ADOPTED ACCOUNTING STANDARDS - During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 was adopted as of January 1, 1998, and, as required by SFAS No. 130, the Company has reclassified its 1997 and 1996 consolidated financial statements. Accumulated other comprehensive income as presented in the accompanying consolidated statements for 1998 represents net income and for 1997 and 1996, net income and foreign currency translation adjustments.

         During 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performances as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about the products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information.

         (17) NEWLY ISSUED ACCOUNTING STANDARDS -- In June 1998, Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of all fiscal years beginning after June 15, 1999. Management has not determined what effect, if any, adoption of SFAS 133 will have on the consolidated financial statements.

         (18) EARNINGS PER SHARE - Basic earnings per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings per share assumes under the treasury stock method that dilutive stock options and warrants are exercised.

E.       INVENTORIES:

Inventories are summarized as follows:

                                                    JANUARY 30,                     JANUARY 31,
                                                       1999                             1998
                                                       ----                             ----
                                                COMPANY       HELD ON          COMPANY         HELD ON
                                                 OWNED      CONSIGNMENT         OWNED        CONSIGNMENT
                                                 -----      -----------         -----        -----------
                                                             (AMOUNTS SHOWN IN THOUSANDS)
Precious and semi-precious gem jewelry-
  related merchandise (and
  associated gold):
  Raw materials                               $  6,953         $    --         $ 5,439          $   --
  Finished goods                                73,392          15,824          33,513           1,756
Gold jewelry-related merchandise:
  Finished goods                                20,076             231          13,148             243
  Watches                                       30,417           1,308           7,372              --
Other consumer products                         13,741             160           9,721              19
                                              --------         -------         -------          ------
                                              $144,579         $17,523         $69,193          $2,018
                                              ========         =======         =======          ======

F. PROPERTY:

The components of property are as follows:

                                       JANUARY 30,     JANUARY 31,
                                          1999            1998
                                          ----            ----
                                           (AMOUNTS SHOWN IN
                                               THOUSANDS)

Land                                     $ 4,171         $ 4,171
Buildings and improvements                10,592          10,086
Furniture and fixtures                    34,553          19,614
Leasehold improvements                    14,142             534
Automobiles and trucks                       712             320
                                         -------         -------
                                          64,170          34,725
Less accumulated depreciation            (37,157)        (16,582)
                                         -------         -------
                                         $27,013         $18,143
                                         =======         =======

         Subsequent to year end, the Company's former corporate headquarters building was sold. Based upon the selling price of $3.3 million, a gain of approximately $215,000 was recognized in March 1999.

         Depreciation expense for Fiscal 1998, Fiscal 1997 and Fiscal 1996 was approximately $4.9 million, $5.0 million and $5.3 million respectively.

G. LONG-TERM DEBT:

         On July 28,1998, the Company entered into a loan and security agreement with a syndicate of banks led by Citicorp, U.S.A., Inc. for an $80 million credit facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at January 30, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. Of this total, an aggregate maximum of $10 million can be used for the issuance of one or more Letters of Credit. The proceeds from this credit facility were used primarily to refinance Mayor's outstanding debt.

         The credit facility is collateralized by substantially all of the Company's assets. Under the terms of the agreement the Company is required to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth. The agreement also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends.

         The credit facility bears interest at floating rates, currently a portion is based upon LIBOR plus 1.5% and the remaining portion at the bank's adjusted base rate plus .25%, at the Company's option. The interest rate at January 30, 1999 based upon LIBOR and the banks adjusted base rate was 6.44% and 8%, respectively. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. At January 30, 1999, the Company had approximately $26 million outstanding under this facility and had $.3 million in letters of credit outstanding.

         Information concerning the Company's short-term borrowings follows:

                                       YEAR ENDED      YEAR ENDED     YEAR ENDED
                                        JAN. 30,        JAN. 31,        FEB. 1,
                                          1999            1998           1997
                                          ----            ----           ----
                                              (DOLLARS SHOWN IN THOUSANDS)

Maximum borrowings outstanding
  during the period                     $13,746            --          $ 4,100
Average outstanding balance
  during the period                       1,351            --              193
Weighted average interest rate
  for the period                           7.7%            --             8.5%

H. INCOME TAXES:

         The significant items comprising the Company's net deferred taxes as of January 30, 1999 and January 31, 1998 are as follows:

                                                    JAN. 30,           JAN. 31,
                                                      1999               1998
                                                      ----               ----
                                                    (AMOUNTS SHOWN IN THOUSANDS)

Deferred Tax Liabilities:
  Difference between book and
    tax basis of property                            $    --           $ 1,071
  Purchase accounting differences in
    basis of inventories acquired                      8,312                --
                                                     -------           -------
                                                       8,312             1,071
Deferred Tax Assets:
  Difference between book and
    tax basis of property                                156                --
  Sales returns and doubtful accounts
    allowances not currently deductible                2,209               719
  Inventory reserves not currently deductible          1,747             1,441
  Federal net operating loss and tax
    credit carryforward                               10,657            14,335
  Acquired tax assets                                  2,147                --
  State net operating loss carryforward                4,165             3,684
  Other                                                   --               959
                                                     -------           -------
                                                      21,081            21,138
                                                     -------           -------
  Net deferred tax asset before valuation
    allowance                                         12,769            20,067
  Valuation allowance                                 10,000            17,442
                                                     -------           -------
  Net Deferred Tax Asset                               2,769           $ 2,625
                                                     =======           =======

         The components of income (loss) before income taxes are as follows:

                                    YEAR              YEAR              YEAR
                                    ENDED             ENDED             ENDED
                                   JAN. 30          JAN. 31,           FEB. 1,
                                    1999              1998              1997
                                    ----              ----              ----
                                             (AMOUNTS SHOWN IN THOUSANDS)

Domestic                             16,731           $6,117          $ 2,692
Foreign                              (1,770)           1,661           (1,777)
                                    -------          -------          -------
                                    $14,961           $7,778          $   915
                                    =======           ======          =======

         The components of the provision (benefit) for income taxes consist of the following:

                                      YEAR              YEAR               YEAR
                                      ENDED             ENDED             ENDED
                                    JAN. 30,          JAN. 31,           FEB. 1,
                                      1999              1998               1997
                                      ----              ----               ----
                                           (AMOUNTS SHOWN IN THOUSANDS)

Current:
Federal                               $   427          $   210             $ 97
State                                     (3)               21                6
Foreign                                   194              129               51
                                      -------          -------             ----
Total Current                             618              360              154
                                      -------          -------             ----
Deferred:
Federal                                (2,875)          (2,625)              --
State                                      --               --               --
Foreign                                    --               --               --
Total Deferred                         (2,875)          (2,625)              --
                                      -------          -------             ----
Total provision (benefit) for
  income taxes                        $(2,257)         $(2,265)            $154
                                      =======          =======             ====

         The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for reasons summarized below:

                                       YEAR             YEAR            YEAR
                                       ENDED            ENDED           ENDED
                                     JAN. 30,         JAN. 31,         FEB. 1,
                                       1999             1998             1997
                                       ----             ----             ----
Statutory rate                         35.0%            35.0%            35.0%
Benefit of graduated rates               --             (1.0)            (1.0)
State taxes (net of
federal benefit)                         --             (6.0)             1.2
Tax effect of
  foreign subsidiaries                  5.4              5.0               --
Reduction in valuation allowance      (63.6)           (67.5)           (31.3)
Alternative minimum tax                 2.8              2.7             10.6
Nondeductible expenses                  0.8               --               --
Other                                   4.5              2.7              2.3
                                      -----            -----            -----
                                      (15.1%)          (29.1%)           16.8%
                                      =====            =====            =====

         The Company has a Federal net operating loss carryforward of approximately $28 million and a state net operating loss carryforward of approximately $90.1 million. Separately stated, Jan Bell has a Federal net operating loss carryforward of approximately $22.4 million and a state net operating loss carryforward of approximately $78.0 million. Mayor's has a Federal net operating loss carryforward of approximately $5.6 million and a state net operating loss of approximately $12.1 million. Due to Section 382 limitations, the amount of Mayor's NOL which the Company can utilize each year is approximately $1.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1999 through 2013. The Company also has an alternative minimum tax credit carryforward of approximately $1.4 million to offset future Federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized. The change in the valuation allowance of approximately $7.4 million is the result of a reduction of approximately $9.5 million due to the utilization of NOL carryforwards and an increase of $2.1 million applicable to net tax assets recorded on the acquisition of Mayor's.

         At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The effect in Fiscal 1998, Fiscal 1997 and Fiscal 1996 was not material. The "approved enterprise" tax benefit is available to EDI until the year 2000.

         The Company is the sole shareholder of Jan Bell de Mexico, S.A. de C.V. ("Jan Bell de Mexico") and Elico Mexicana S.A. de C.V. ("Elico"). Elico employs individuals and leases them to Jan Bell de Mexico. Elico is taxed at a rate of 34% on net income and Jan Bell de Mexico is taxed at an inflation adjusted rate of approximately 26% of its net worth. Accordingly, during Fiscal 1998 the Company recorded a tax provision of approximately $133,000 for its Mexico operations.

         The Company has not provided Federal and state income taxes on approximately $10.1 million of undistributed earnings of foreign subsidiaries which it considers invested in such subsidiaries indefinitely. The amount of unrecognized deferred tax liability on the unremitted earnings of the foreign subsidiaries at January 31, 1999 approximates $3.8 million exclusive of any benefit from utilization of foreign tax credits. At January 31, 1999, the Company has approximately $2.4 million of unrecognized foreign tax credits which, depending on circumstances, may be available to reduce federal income taxes on the unremitted earnings of the foreign subsidiaries in the event such earnings are repatriated.

I. COMMITMENTS AND CONTINGENCIES:

         In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at $3.25 to $4.00 per share which expire May 1, 2005. Additionally, the Company had outstanding warrants to purchase 700,000 shares of common stock at $24.70 per share which expired December 16, 1998.

         Operating Leases- The Company had a land and building lease with a trust which expired on January 30, 1999, which has been extended on a month to month basis through May 1999. Certain beneficiaries of the trust were shareholders of Mayor's prior to the acquisition and are also current shareholders of Jan Bell. Rent expense related to this lease was $190,000 for the six month period subsequent to acquisition. The Company leases all of its Mayor's division retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. The Company also has non-cancelable operating leases for copiers, postage machines, and computer equipment. At January 30, 1999, the Company was obligated for the following minimum annual rentals under operating leases:

         1999                                                $ 2,696,000
         2000                                                  2,747,000
         2001                                                  2,492,000
         2002                                                  2,507,000
         2003                                                  2,322,000
         Thereafter                                            9,129,000
                                                             -----------
                                                             $21,893,000

         Rent expense for the Mayor's stores was approximately $3.7 million including $1.5 million of contingent rent during the six months ended January 30, 1999.

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

J. LEGAL PROCEEDINGS:

         In addition to the Mayor's acquisition discussed in Note C, the Company is also involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. One state court action is expected to go to jury trial sometime during or after August 1999. A federal court action was tried in January 1999, and the federal court issued a final judgment in favor of the Company, including an award of attorney's fees and costs. The Company believes the facts and the law support its positions and that these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the result of these legal matters and the Company will incur ongoing legal fees.

K.       OTHER CHARGES:

         Other charges in Fiscal 1996 consisted of approximately $2 million in severance payments to the Company's former President and Chief Executive Officer, the write-off of $630,000 of financing costs in connection with the prepayment of certain then outstanding debt, $1.5 million write-down of the carrying value of the Company's former corporate headquarters building which became held for sale, and a $1.5 million provision for the closing of two store locations which included a $1.0 million accrual for costs associated with terminating the leases and a $500,000 write-down of fixed assets. These two locations were closed during November 1997 and January 1998.

L.       EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

         As of January 30, 1999 the Company had 858,437 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

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

         A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 30,921, 30,209, and 34,671 shares were issued during the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

PROFIT SHARING PLANS

         In December 1992, the Board of Directors approved the Jan Bell Marketing, Inc. 401(K) Profit Sharing Plan & Trust, which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a cash contribution of 25% of the employee's pretax contribution, up to 4% of the employees compensation, in any calendar year. Mayor's also has a profit sharing plan which covers all of its employees. Contributions to the Mayor's plan were made at the discretion of the Company. On November 1, 1998, employee contributions to the Mayor's plan ceased and participants were given the option to join the Jan Bell plan.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 1998, Fiscal 1997 and Fiscal 1996 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:

                                              FISCAL       FISCAL        FISCAL
                                               1998         1997          1996
                                               ----         ----          ----

Net income/(loss) (in thousands)
  As reported                                $17,218       $10,043       $  761
  Proforma                                   $ 9,899       $ 7,762       $ (147)
Income/(loss) per share
  As reported                                   $.63          $.39        $ .03
  Proforma basic                                $.36          $.30        $(.01)
  Proforma diluted                              $.34          $.30        $(.01)

         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 1998, Fiscal 1997 and Fiscal 1996: expected volatility of 67%, 53% and 65%, respectively, risk-free interest rate of 5.23%, 5.70% and 6.53%, respectively, expected lives of approximately five years for all three years, and a dividend yield of zero for all three years. The weighted average fair values of options granted during Fiscal 1998, Fiscal 1997 and Fiscal 1996 were $3.90, $1.34, and $1.36 respectively.

         The following is a summary of the activity in the option plans during Fiscal 1998, Fiscal 1997 and Fiscal 1996:

                                          FISCAL 1998           FISCAL 1997            FISCAL 1996
                                          -----------           -----------            -----------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                       SHARES     PRICE     SHARES       PRICE      SHARES      PRICE
                                      ---------    -----   ---------     ------    ---------     ------
Outstanding at beginning of year      6,951,624    $4.41   4,315,042     $ 6.07    4,641,126     $ 6.02
Granted                               1,101,009     5.61   3,334,500       2.58      175,000       2.24
Canceled                               (318,478)    9.65    (640,585)      6.26     (479,750)      4.31
Exercised                              (816,031)    3.77     (57,333)      2.46      (21,334)      2.51
                                      ---------    -----   ---------     ------    ---------     ------
Outstanding at end of year            6,918,124    $4.43   6,951,624     $ 4.41    4,315,042     $ 6.07
                                      =========    =====   =========     ======    =========     ======

         A summary of the status of the option plans as of January 30, 1999 is presented below:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                   -------------------              -------------------
                                               WEIGHTED AVG
                                                 REMAINING       WEIGHTED                        WEIGHTED
   RANGE OF                                     CONTRACTUAL       AVERAGE                         AVERAGE
   EXERCISE                    NUMBER              LIFE          EXERCISE          NUMBER        EXERCISE
    PRICES                   OUTSTANDING        (IN YEARS)         PRICE         EXERCISABLE       PRICE
    ------                   -----------        ----------         -----         -----------       -----
$ 2.06 - $2.08                   95,000             7.7         $   2.06            80,000        $   2.06
$ 2.09 - $3.09                3,721,303             8.3         $   2.57         1,381,957        $   2.47
$ 3.10 - $4.64                  908,509             7.3         $   4.14           632,968        $   3.99
$ 4.65 - $6.95                1,315,020             7.9         $   5.64           637,520        $   5.46
$ 6.96 - $10.43                 427,026             3.5         $   9.00           427,026        $   9.00
$10.44 - $14.10                 451,266             3.1         $  12.98           451,266        $  12.98
---------------               ---------             ---         --------         ---------        --------
$ 2.06 - $14.10               6,918,124             7.4         $   4.43         3,610,737        $   5.34
===============               =========             ===         ========         =========        ========

M. SEGMENT INFORMATION:

         The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for the fiscal year ended January 30, 1999. SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach defines the internal organization used by management in its operating decision making. SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

         The Company retails fine jewelry and related products within two operating divisions; Sam's Club which caters primarily to warehouse club members and Mayor's, which the Company considers a luxury jeweler. These operating segments follow the management organization structure of the Company. The accounting policies of the segments are the same as those described in the significant accounting policies (See Note D).

               The Company evaluates the performance of its segments based on revenues, gross profit and segment contributions. Intercompany revenues and expenses are eliminated from consolidated results. The following is a summary of significant accounts and balances by segment, reconciling to the Company's totals.

                                             YEAR ENDED             YEAR ENDED                 YEAR ENDED
                                         JANUARY 30, 1999        JANUARY 31, 1998           FEBRUARY 1, 1997
                                       -------------------       ----------------           ----------------
NET SALES
---------
  Sam's Club                                  $278,828               $247,890                     $243,079
  Mayor's                                       82,470                     --                           --
                                              --------               --------                     --------
                                               361,298                247,890                      243,079
  Elimination                                     (250)                    --                           --
                                              --------               --------                     --------
                                              $361,048               $247,890                     $243,079
                                              ========               ========                     ========
GROSS PROFIT
------------
  Sam's Club                                  $ 70,481               $ 59,886                     $ 59,443
  Mayor's                                       30,486                     --
                                              --------               --------                     --------
                                               100,967                 59,886                       59,443
  Elimination                                      (40)                    --                           --
                                              --------               --------                     --------
                                              $100,927               $ 59,886                     $ 59,443
                                              ========               ========                     ========
SEGMENT CONTRIBUTION
--------------------
  Sam's Club                                  $ 11,416               $  6,022                     $    645
  Mayor's                                        3,795                     --                           --
                                              --------               --------                     --------
  Reportable segments                           15,211                  6,022                          645
  Elimination                                      (40)                   --                            --
                                              --------               --------                     --------
                                                15,171                  6,022                          645
                                              --------               --------                     --------
  Interest income                                1,531                  1,684                        1,156
  Other income                                       7                     72                          113
  Interest expense                              (1,748)                    --                         (999)
                                              --------               --------                     --------
  Income before income taxes                  $ 14,961               $  7,778                     $    915
                                              ========               ========                     ========
INVENTORIES
-----------
Sam's Club                                    $ 76,548               $ 69,193
Mayor's                                         68,031                     --
                                              --------               --------
                                              $144,579               $ 69,193
                                              ========               ========
LONG LIVED ASSETS
-----------------
Sam's Club                                    $ 50,403               $ 23,815
Mayor's                                         10,567                     --
                                              --------               --------
                                              $ 60,970               $ 23,815
                                              ========                =======
DEPRECIATION AND AMORTIZATION
-----------------------------
Sam's Club                                    $  5,790               $  6,928                     $  8,236
Mayor's                                          1,312                     --                           --
                                              --------               --------                     --------
Total                                         $  7,102               $  6,928                     $  8,236
                                              ========               ========                     ========

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

         The following methods and assumptions were used to estimate fair value:

                  -The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short term nature.

                   -The Company reflects its Peso forward sales contracts on a mark to market basis.

                  -The fair value of the Company's long term debt approximates carrying value based on the quoted market prices for the same or similar issues.

O.       SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES:

         The Statement of Cash Flows for the year ended January 30, 1999 does not include noncash financing and investing transactions associated with the issuance of common stock and debt for the acquisition of Mayor's. The components of the transaction are as follows:

                  Fair value of assets acquired (including goodwill) $134,434
                  Liabilities assumed                                  28,628
                                                                     --------
                  Net assets acquired                                 105,806

                  Cash acquired                                           990
                  Issuance of common stock                              7,705
                  Borrowing under working capital facility             38,000
                                                                     --------
                  Cash used to acquire Mayor's                       $ 59,111

P.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      THIRTEEN WEEKS ENDED
                                                      --------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     MAY 2,          AUG. 1,        OCT. 31,         JAN. 30,
                                      1998            1998            1998             1999
                                      ----            ----            ----             ----
Net Sales                            $52,493         $60,352         $79,011         $169,191
Gross Profit                          12,160          13,963          22,852           51,952
Net income (loss)                       (572)            461          (3,714)          21,044
Basic earnings (loss) per
  Common Share                         (0.02)           0.02           (0.13)            0.74
Diluted earnings (loss) per
  Common Share                         (0.02)           0.02           (0.13)            0.68

                                                      THIRTEEN WEEKS ENDED
                                                      --------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     MAY 3,          AUG. 2,         NOV. 1,         JAN. 31,
                                      1997            1997            1997             1998
                                      ----            ----            ----             ----
Net Sales                            $46,977         $53,309         $45,219         $102,385
Gross Profit                          10,343          11,944          10,092           27,507
Net income (loss)                     (2,307)           (643)         (2,307)          15,300
Basic earnings (loss) per
  Common Share                         (0.09)          (0.02)          (0.09)            0.59
Diluted earnings (loss) per
  Common Share                         (0.09)          (0.02)          (0.09)            0.58

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

INDEPENDENT AUDITORS' REPORT.

CONSOLIDATED BALANCE SHEETS - January 30, 1999 and January 31, 1998.

CONSOLIDATED STATEMENTS OF INCOME - Years Ended January 30, 1999 and January 31, 1998 and February 1, 1997.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years Ended January 30, 1999 and January 31, 1998 and February 1, 1997.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended January 30, 1999 and January 31, 1998 and February 1, 1997.

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

4.1 -         Specimen Certificate. Incorporated by reference from Company's Form 10-K filed in March 1991.

4.2 -         Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Company's Form 10-K filed in
              March 1991.

4.3 -         Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Company's Form 10-K filed in March 1991.

4.4 -         Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Company's Definitive Proxy
              Statement filed in April 1993.

4.5 -         Rights Agreement dated November 21, 1996 incorporated by reference from Form 8-K filed November 21, 1996.

10.1 -        Form of Indemnification  Agreement. Incorporated by reference from Company's Form S-1 (No. 33-26947) declared effective in February 1989.

10.2 -        Agreement with Sam's dated July 19, 1993. Incorporated by reference from Company's 8-K filed in July 1993.

10.3 -        Addendum to Sam's Agreement dated July 19, 1993. Incorporated by reference from Company's 10-K filed in April 1994.

10.4 -        Warrant Agreement dated May 31, 1995 between the Company and Various Lenders. Incorporated by reference from
              Company's Form 10-K/A filed in May 1995.

10.5 -        Warrant Agreement dated May 31, 1995 between the Company, GBFC, Inc. and Foothill Capital Corporation. Incorporated
              by reference from Company's Form 10-K/A filed in May 1995.

10.6 -        Employment Agreement dated June 2, 1997 between Isaac Arguetty and the Company Incorporated by reference from the
              Company's Form 10-Q filed September 17, 1997.

10.7 -        Employment Agreement dated October 20, 1997 between David Boudreau and the Company. Incorporated by reference from
              Company's Form 10-K filed March 1, 1998.

10.8 -        Employment Agreement dated October 20, 1997 between William Grayson and the Company. Incorporated by reference from
              Company's Form 10-K filed March 1, 1998.

10.9 -        Employment  Agreement dated October 20, 1997 between Marc Weinstein and the Company. Incorporated by reference from
              Company's Form 10-K filed March 1, 1998.

10.10-        Employment Agreement dated as of July 28, 1998 between Samuel A. Getz and the Company Incorporated by reference from
              Company's Form 10-Q filed September 15, 1998.


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.11-        Stock Option Agreement dated as of July 28, 1998 between Samuel A. Getz and the Company Incorporated by reference from
              Company's Form 10-Q filed September 15, 1998.

10.12-        Loan and Security Agreement among Citicorp USA, Inc. and JBM Retail Company, Inc., Mayor's Jewelers, Inc. and the
              Company Incorporated by reference from Company's Form 10-Q filed September 15, 1998.

21.1 -        Subsidiaries of Registrant

23.1 -        Consent of Deloitte & Touche LLP

27.1 -        Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended January 30, 1999.


                                   SCHEDULE II

           JAN BELL MARKETING, INC. VALUATION AND QUALIFYING ACCOUNTS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                                                       CHARGED TO
                                                            BEGINNING     MAYOR'S       COST AND                        ENDING
DESCRIPTION                                                  BALANCE    ACQUISITION     EXPENSES       DEDUCTIONS      BALANCE
-----------                                                  -------    -----------     --------       ----------      -------
Fiscal year ended February 1, 1997
  Allowance for Doubtful
    Accounts                                                  $  702          --          $  925         $  188         $1,439
  Inventory Allowances                                         6,307          --           3,898          5,063          5,142
Fiscal year ended January 31, 1998
  Allowance for Doubtful
    Accounts                                                   1,439          --             413             66          1,786
  Inventory Allowances                                         5,142          --           8,175          9,585          3,732
Fiscal year ended January 30, 1999
  Allowance for Doubtful
    Accounts                                                   1,786      $3,237           1,031          2,550          3,504
  Inventory Allowances                                         3,732       4,814           6,037          7,720          6,863

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             JAN BELL MARKETING, INC.

Date: April 28, 1999

                                             /s/ Isaac Arguetty
                                             Isaac Arguetty,
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                         CAPACITY                      DATE
       ---------                         --------                      ----
/s/ ISAAC ARGUETTY           Chairman of the Board and            April 28, 1999
Isaac Arguetty               Chief Executive Officer

/s/ DAVID BOUDREAU           Chief Financial Officer              April 28, 1999
David Boudreau               and Senior Vice President of
                             Finance & Treasurer

/s/ HAIM BASHAN              Director                             April 28, 1999
Haim Bashan

/s/ GREGG BEDOL              Director                             April 28, 1999
Gregg Bedol

/s/ TOM EPSTEIN              Director                             April 28, 1999
Tom Epstein

/s/ SAMUEL GETZ              Director                             April 28, 1999
Samuel Getz

/s/ MARGARET GILLIAM         Director                             April 28, 1999
Margaret Gilliam

/s/ WILLIAM GRAYSON          Director                             April 28, 1999
William Grayson

/s/ PETER OFFERMANN          Director                             April 28, 1999
Peter Offermann

/s/ ROBERT ROBISON           Director                             April 28, 1999
Robert Robison

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
                                   SEE PAGE 50 FOR A COMPLETE LIST OF EXHIBITS
                                   FILED, INCLUDING EXHIBITS INCORPORATED BY
                                   REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

21.1                               Subsidiaries of Registrant

23.1                               Consent of Deloitte & Touche LLP

27.1                               Financial Data Schedule (for SEC use only).