Form 10-Q
period 1999-05-01
JAN BELL MARKETING INC
filed 1999-06-15
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Thirteen Weeks Ended May 1, 1999

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

                                 (954) 846-2718
                                 --------------
              (Registrant's telephone number, including area code)

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

                   27,197,008 COMMON SHARES ($.0001 PAR VALUE)
                               AS OF JUNE 11, 1999

                                    FORM 10-Q
                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED MAY 1, 1999

                                TABLE OF CONTENTS
                                -----------------

PART I:  FINANCIAL INFORMATION                                                                    PAGE NO.
         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets........................................................  3
                 B. Consolidated Statements of Operations..............................................  4
                 C. Consolidated Statements of Cash Flows..............................................  5
                 D. Notes to Consolidated Financial Statements.........................................  6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................................................  8

         Item 3. Quantitative and Qualitative Disclosures About Market Risks........................... 13

PART II: OTHER INFORMATION

                 Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports
                 on Form 8-K .......................................................................... 15

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                                                             MAY 1,         JANUARY 30,
                                                                                              1999             1999
                                                                                              ----             ----
                                                                                          (UNAUDITED)
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                                    $ 10,281         $  5,434
Accounts receivable, net of allowance for doubtful
   accounts of $3,241 and $3,504, respectively                                                 25,892           31,628
Inventories                                                                                   160,212          144,579
Deferred income taxes                                                                           2,769            2,769
Other current assets                                                                            2,034            2,340
                                                                                             --------         --------
   Total current assets                                                                       201,188          186,750
Property, net                                                                                  24,715           27,013
Excess of cost over fair value of net assets acquired                                          26,970           25,551
Other assets                                                                                    6,422            8,406
                                                                                             --------         --------
   Total assets                                                                              $259,295         $247,720
                                                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                             $ 46,744         $ 34,732
Accrued expenses                                                                               11,764           15,368
Due to former Mayor's shareholders                                                              4,360            6,145
                                                                                             --------         --------
   Total current liabilities                                                                   62,868           56,245

Long term debt                                                                                 35,061           26,409
Other long term liabilities                                                                     1,042            1,380
                                                                                             --------         --------
   Total long term liabilities                                                                 36,103           27,789

Stockholders' Equity:
Common stock, $.0001 par value,
   50,000,000 shares authorized,
   28,131,474 and 28,358,475 shares
   issued and outstanding                                                                           3                3
Additional paid-in capital                                                                    191,566          191,538
Accumulated deficit                                                                          (28,922)         (26,077)
Accumulated other comprehensive income                                                        (1,629)          (1,778)
Less: 238,500 shares of treasury stock, at cost                                                 (694)                -
                                                                                             --------         --------
   Total stockholders' equity                                                                 160,324          163,686
                                                                                             --------         --------

   Total liabilities and
      stockholders' equity                                                                   $259,295         $247,720
                                                                                             ========         ========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                           THIRTEEN         THIRTEEN
                                          WEEKS ENDED      WEEKS ENDED
                                          MAY 1, 1999      MAY 2, 1998
                                         ------------      -----------
                                                  (Unaudited)

Net sales                                $     87,660      $     52,493
Cost of sales and occupancy costs              65,396            40,333
                                         ------------      ------------
Gross profit                                   22,264            12,160

Store and warehouse
    operating and selling expenses             16,070             8,584
General and administrative expenses             5,282             3,128
Depreciation and amortization                   2,764             1,372
Currency exchange loss                            302               367
                                         ------------      ------------
                                               24,418            13,451
                                         ------------      ------------
Operating loss                                 (2,154)           (1,291)

Interest and other income                           8               776
Interest expense                                  561                --
                                         ------------      ------------
Loss before income taxes                       (2,707)             (515)

Income tax provision                              138                57
                                         ------------      ------------

Net loss                                 $     (2,845)     $       (572)
                                         ============      ============

Net loss per common share                $      (0.10)     $      (0.02)

     (basic and diluted)
Weighted average shares
     outstanding (basic and diluted)       28,354,986        26,219,488

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                 THIRTEEN             THIRTEEN
                                                                WEEKS ENDED          WEEKS ENDED
                                                                MAY 1, 1999          MAY 2, 1998
                                                             ------------------    ----------------
                                                                          (Unaudited)
Cash flows from operating activities:
      Cash received from customers                                 $ 93,503             $ 54,200
      Cash paid to suppliers and employees                         (93,747)             (50,286)
      Interest and other income received (paid)                       (867)                  776
      Income taxes paid                                               (221)                (248)
                                                                   --------             --------
Net cash (used in) provided by operating activities                 (1,332)                4,442

Cash flows from investing activities:
      Capital expenditures                                          (1,826)                (314)
      Proceeds from sale of fixed assets                              2,083                   --
                                                                   --------             --------
Net cash provided by (used in) investing activities                     257                (314)

Cash flows from financing activities:
      Proceeds from sale of employee  stock plans                        28                1,974
      Purchase of treasury stock                                      (694)                   --
      Cash paid for deferred financing costs                           (38)                   --
      Cash paid to former Mayor's shareholder                       (1,785)                   --
      Borrowings under line of credit                               116,093                   --
      Line of credit repayments                                   (107,674)                   --
                                                                   --------             --------
Net cash provided by financing activities                             5,930                1,974

Effect of exchange rate changes                                         (8)                 (49)
                                                                   --------             --------

Net increase in cash and cash equivalents                             4,847                6,053
Cash and cash equivalents at beginning of period                      5,434               48,432
                                                                      -----               ------
Cash and cash equivalents at end of period                         $ 10,281             $ 54,485
                                                                   ========             ========
Reconciliation of net loss to net cash (used in)
 provided by operating activities:
Net loss                                                          $ (2,845)             $  (572)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Depreciation and amortization                                   2,764                1,372
      Currency exchange loss                                             30                  290
      Provision for doubtful accounts                                 (201)                   --
     (Increase) Decrease in assets:
         Accounts receivable (net)                                    6,044                1,707
         Inventories                                               (15,633)             (13,776)
         Other                                                          101                  386
      Increase (Decrease) in liabilities:
         Accounts payable                                            12,012               15,530
         Accrued expenses                                           (3,604)                (495)
                                                                   --------             --------
Net cash (used in) provided by operating activities                $(1,332)             $  4,442
                                                                   ========             ========

Supplemental disclosure of cash flows information:
       Capital lease obligations incurred                          $    481             $     --
                                                                   ========             ========

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A. BASIS OF PRESENTATION

     The Company's financial statements as of May 1, 1999 and for the thirteen week periods ended May 1, 1999 and May 2, 1998 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 1, 1999 and May 2, 1998 are not necessarily indicative of annual results because of the seasonality of the Company's business. In addition, the May 1, 1999 results include the operations of Mayor's Jewelers, Inc. ("Mayor's") which was acquired on July 28, 1998. The May 2, 1998 results exclude Mayor's operations.

     The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 31, 1999 filed with the Securities Exchange Commission.

B. EXPIRATION OF SAM'S AGREEMENT:

     In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive licensed concession at all existing and future Sam's Club ("Sam's") locations through February 1, 1999, later extended to February 1, 2001. On April 6, 1999, the Company was informed that the Agreement will not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's Club to conduct its business and without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the future business of the Company. The Mayor's acquisition has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to pursue growth of the Mayor's chain as well as considered for use in future acquisitions.

C. MAYOR'S ACQUISITION:

     In July 1998, Jan Bell acquired Mayor's Jewelers, Inc. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of May 1, 1999 includes goodwill of approximately $24.9 million, net of $1.2 million in accumulated amortization, resulting from the Mayor's acquisition.

     In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheets as of May 1, 1999 and January 30, 1999 as Due to Former Mayor's Shareholders.

D. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of all fiscal years beginning after June 15, 2000. Management has not determined what effect, if any, adoption of SFAS 133 will have on the consolidated financial statements.

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E. INVENTORIES

     Inventories are summarized as follows:

                                                          MAY 1, 1999                    JANUARY 30, 1999
                                                          -----------                    ----------------
                                                                 (amounts shown in thousands)
                                                   COMPANY          HELD ON          COMPANY          HELD ON
                                                    OWNED         CONSIGNMENT         OWNED         CONSIGNMENT
                                                 ----------       -----------     ------------     ------------
   Precious and semi-precious gem jewelry-
       related merchandise (and
       associated gold):
       Raw materials                              $   6,450          $      ---    $  6,953        $      ---
       Finished goods                                81,809              14,901      73,392            15,824
   Gold jewelry-related merchandise:
       Finished goods                                18,384                 240      20,076               231
   Watches                                           36,035                 495      30,417             1,308
   Other consumer products                           17,534                 151      13,741               160
                                                  ---------          ----------    --------        ----------
                                                  $ 160,212          $   15,787    $144,579        $   17,523
                                                  =========          ==========    ========        ==========

F. INCOME TAXES

     The Company has a deferred tax asset of approximately $12.8 million which has been offset by a $10.0 million valuation allowance. The valuation allowance has been provided to reduce the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized. This evaluation considers the non renewal of the Sam's Agreement as well as the Company's determination to defer recognizing a deferred tax benefit until the Company has more experience with the Mayor's operation and is able to better estimate future earnings trends and other information. The Company has a Federal net operating loss carryforward of approximately $28.0 million, and a state net operating loss carryforward of approximately $90.1 million. Separately stated, Jan Bell has a federal net operating loss carryforward of approximately $22.4 million and a state net operating loss carryforward of approximately $78.0 million. Mayor's has a federal net operating loss carryforward of approximately $5.6 million and a state net operating loss carryforward of approximately $12.1 million. Due to
Section 382 limitations, the amount of Mayor's net operating loss carryforward which the Company can utilize each year is approximately $1.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1999 through 2013. The Company also has an alternative minimum tax credit carryforward of approximately $1.4 million to offset future Federal income taxes.

G. COMPREHENSIVE INCOME (LOSS)

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive loss was as follows:


                                                  THIRTEEN        THIRTEEN
                                                WEEKS ENDED      WEEKS ENDED
                                                MAY 1, 1999      MAY 2, 1998
                                                -----------      -----------
Net loss                                          $(2,845)        $  (572)
Adjustment to reconcile net loss
  to comprehensive loss:
   Foreign currency translation adjustment           (149)             --
                                                  -------         -------
Comprehensive loss                                $(2,994)        $  (572)
                                                  =======         =======

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's annual report on Form 10-K for the year ended January 30, 1999 filed with the Securities Exchange Commission.

     The Company operates two divisions. The first is Mayor's and Maier & Berkele luxury jewelry stores. The second is an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001. As of May 1, 1999, the Company operated a licensed concession department in 458 Sam's locations. On April 6, 1999, the Company was informed that this agreement would not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's Club to conduct its business, and without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company. The Mayor's acquisition has reduced this dependency on Sam's. During the thirteen weeks ended May 1, 1999, approximately 66% of the Company's net sales were to Sam's customers. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to pursue growth of the Mayor's chain as well as considered for use in future acquisitions.

     The results of operations for the thirteen weeks ended May 1, 1999 reflect the Company's consistent strategy to achieve continual earnings improvement in the retail marketplace. During this time the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, the Company has achieved revenue growth in its Sam's departments as a result of obtaining temporary additional square footage for promotional and pallet programs, improved merchandise assortments, higher quality merchandise offerings and improved distribution of merchandise which have allowed the Company to realize higher gross margin dollars. Management does not expect any significant additional improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's.

     The results of operations for the thirteen weeks ended May 1, 1999 include the results of Mayor's. Since the acquisition on July 28, 1998, the Company began to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business. These include efforts to reduce and better balance inventory levels, reduce the amount of discontinued inventory in stock and replace with current merchandise, and increase inventory turns. Also, the Company believes gross margins may be increased through offering a balanced merchandise presentation that emphasizes a greater assortment of higher margin diamond, semi-precious gem, pearl and gold jewelry products and categories. Further, the Company will seek to achieve gross margin improvement through a reduction of discounts given at the point of sale on nondiscontinued inventory. Management also believes there is opportunity for reductions in Mayor's operating expenses once the Mayor's integration is completed during Fiscal 1999.

SALES

                                                          THIRTEEN                    THIRTEEN
                                                        WEEKS ENDED                 WEEKS ENDED
                                                         MAY 1, 1999                 MAY 2, 1998
                                                        -----------                 -----------
         Net sales
             Sam's Club locations                           $57,538                     $52,493
             Mayor's  Jewelers                               30,122                         N/A
                                                            -------                     -------
         Total                                              $87,660                     $52,493
                                                            =======                     =======

         Percentage change
             Sam's Club locations                              9.6%                       11.7%
             Mayor's  Jewelers                                  N/A                         N/A
         Total                                                67.0%                       11.7%

         Comparative retail sales
             Sam's Club locations                           $54,531                     $49,281
             Mayor's  Jewelers                              $25,966                         N/A

         Percentage change
             Sam's Club locations                             10.7%                       11.8%
             Mayor's  Jewelers                               (0.1%)                         N/A

     The increase in revenues and comparative retail sales in the Sam's locations for the thirteen weeks ended May 1, 1999 is mainly attributable to merchandise strategies the Company has executed to emphasize higher margin products. Further, the Company has achieved revenue growth in its Sam's departments as a result of obtaining temporary additional retail square footage for promotional and pallet programs, improved merchandise assortments, higher merchandise quality offerings and improved distribution of merchandise which has allowed the Company to realize higher gross margin dollars.

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

     Gross profit was 25.4% for the thirteen weeks ended May 1, 1999 compared to 23.2% for the thirteen weeks ended May 2, 1998. Gross profit for Mayor's was 26.1% for the thirteen weeks ended May 1, 1999. Gross profit for the thirteen weeks ended May 1, 1999 was 25.1% for the Sam's division (which includes the Company's Israel and Mexico operations during both thirteen week periods as well as the Manhattan Diamonds operations during the thirteen weeks ended May 2,
1998). The increase for the thirteen weeks ended May 1, 1999 is primarily a result of higher margins in the recently acquired Mayor's division. In addition, the Company recognized margin improvements in the Sam's Club division.

     Store and warehouse operating and selling expenses increased by $7.5 million for the thirteen weeks ended May 1, 1999 compared to the thirteen weeks ended May 2, 1998. Store and warehouse operating and selling expenses for Mayor's were $7.1 million for the thirteen weeks ended May 1, 1999. Store and warehouse operating and selling expenses for the Sam's division were $8.9 million for the thirteen weeks ended May 1, 1999. The increase in these expenses for the thirteen weeks ended May 1, 1999 is primarily attributable to the Mayor's division expenditures which are excluded from the thirteen weeks ended May 2, 1998 operating results, and increased store payroll and incentives in Sam's. The Company believes the investment in these costs in Sam's contributed to the increase in Sam's sales discussed previously. Also contributing to the increase in Sam's division expenses are costs that vary proportionately with sales, such as check authorization charges and charge card processing fees.

     General and administrative expenses increased $2.1 million for the thirteen weeks ended May 1, 1999 compared to the thirteen weeks ended May 2, 1998. General and administration expenses for Mayor's were $1.9 million for the thirteen weeks ended May 1, 1999. General and administrative expenses for the Sam's division were $3.4 million for the thirteen weeks ended May 1, 1999. The increase for the thirteen weeks ended May 1, 1999 was primarily a result of the Mayor's general and administrative expense. Also, the Company incurred expenses related to the development of programs geared to market directly to its customers. In addition to estate and insurance replacement services, the Company is currently evaluating catalog and internet retail opportunities for their long term potential for earnings contribution for the Company. Management believes savings opportunities are available once the integration of Mayor's is complete.

     Depreciation and amortization expenses were $2.8 million for the thirteen weeks ended May 1, 1999 compared to $1.4 million for the thirteen weeks ended May 2, 1998. The increase is primarily a result of the depreciation of Mayor's fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to its working capital facility with Citicorp, USA.

     Interest and other income was $8,000 for the thirteen weeks ended May 1, 1999 compared to $.8 million for the thirteen weeks ended May 2, 1998. The decrease for the thirteen weeks ended May 1, 1999 was attributable to the significantly reduced cash balance available to invest subsequent to the purchase of Mayor's. Interest expense related to the Company's working capital facility was $.6 million for the thirteen weeks ended May 1, 1999. There was no interest expense for the thirteen weeks ended May 2, 1998.

CURRENCY EXCHANGE GAIN/LOSS

     The Company has operations in Mexico (the Company supplies selected fine jewelry, watches and fragrances to Sam's locations in Mexico, a warehouse club joint venture in Mexico between Wal-Mart Stores and Cifra S.A.) and Israel. In Israel the functional currency exchange rate between the Israeli Shekel and U.S. dollar is government regulated and not currently subject to significant currency exchange rate fluctuations. Throughout 1998, in Mexico the U.S. dollar was the functional currency since the economy was considered highly inflationary. As of January 1, 1999, Mexico's economy is no longer considered to be highly inflationary. The economic and political instability of the business environment in Mexico requires the Company to constantly review its operating strategy. As a result of the termination of the Sam's agreement in February 2001 and the Company's determination that the risk in Mexico outweighs the long term growth benefits, the Company plans to seek to maximize its return through a divestiture of this entity during Fiscal 1999. During the thirteen weeks ended May 1, 1999, there was a foreign currency exchange loss of $.3 million compared to $.4 million for the thirteen weeks ended May 2, 1998.

     The Company manages the Mexican peso currency exchange rate exposure to minimize the effect of exchange rate gains and losses on its cash flows through the use of forward sales contracts, generally for periods not exceeding three months. During the first quarter of 1999, a maximum of $2.5 million in Mexico peso forward sale contracts were outstanding at any one time. As of May 1, 1999, there were $2.5 million of contracts outstanding. Forward sales contracts are accounted for on a mark to market basis.

SEGMENT INFORMATION

     The Company retails fine jewelry and related products within two operating divisions; Sam's Club which caters primarily to warehouse club members and Mayor's, which the Company considers a luxury guild jeweler. The Company has identified these segments based on how management evaluates the respective business. The following is a summary of significant accounts and balances by segment for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively, that reconciles to the consolidated financial statements for the comparable period.

                                 THIRTEEN          THIRTEEN
                                WEEKS ENDED       WEEKS ENDED
                                MAY 1, 1999       MAY 2, 1998
                                -----------       -----------
NET SALES
   Sam's Club                     $ 57,795         $ 52,493
   Mayor's                          30,122               --
                                  --------         --------
                                    87,917           52,493
   Elimination                        (257)              --
                                  --------         --------
                                  $ 87,660         $ 52,493
                                  ========         ========

SEGMENT CONTRIBUTION
   Sam's Club                     $    460         $ (1,291)
   Mayor's                          (2,620)              --
                                  --------         --------
   Reportable segments              (2,160)          (1,291)
   Elimination                           6               --
                                  --------         --------
                                    (2,154)          (1,291)
                                  --------         --------
   Interest & other income               8              776
   Interest expense                   (561)              --
                                  --------         --------
   (Loss) before taxes            $ (2,707)        $   (515)
                                  ========         ========

     The retail jewelry business is seasonal in nature with a higher proportion of sales and significant portion of earnings generated during the fourth quarter holiday selling season. As a result, operating results for the thirteen weeks ended May 1, 1999 are not necessarily indicative of operations for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 1, 1999, cash and cash equivalents totaled $10.3 million and the Company had $34.7 million outstanding under its working capital facility. The borrowings under this facility were a result of the July 1998 acquisition of Mayor's. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through an $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at May 1, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

     During the thirteen weeks ended May 1, 1999, net cash used in operating activities was $1.3 million. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. The Company anticipates less borrowings during Fiscal 1999 as the Company will attempt to reduce the Sam's Division inventories in contemplation of the expiration of the Sam's agreement on February 1, 2001.

     Net cash provided by investing activities was $.3 million during the thirteen weeks ended May 1, 1999 primarily related to the proceeds received from the sale of the Company's old executive office building net of fixed assets additions. There was no significant gain or loss on the sale of this office building. The Company has opened two new Mayor's stores and plans to open three more Mayor's stores during 1999. Further, the Company is currently remodeling one location and plans to move one other store during 1999. Under its Mayor's growth strategy, the Company plans to open five to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to the inventories. The Company also estimates it will make back office capital expenditures of approximately $4.0 million during 1999 primarily for new systems in the payroll/human resources area, for a new Mayor's credit and collections computer system, Year 2000 system additions and modifications as well as other management information system enhancements.

     On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. The Company may repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. The acquired shares will be held in treasury or canceled. During the thirteen weeks ended May 1, 1999 the Company purchased 238,500 shares at a cost of $694,000 which are held in treasury.

     The Company believes that its cash on hand, projected cash from operations (which are expected to increase as a result of an expected decrease in Sam's inventory levels) and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 1999; however, there can be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

NEW ACCOUNTING PRONOUNCEMENT

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

     SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2000. The Company has not determined the impact that this statement will have on its financial position or the results of its operations upon adoption.

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

     The Company has used a combination of internal and external sources to analyze and make the needed corrections to its information systems, personal computers, hardware and network applications. These systems included areas such as credit, point of sale, payroll, merchandise buying and distribution and financial and management reporting. Non-compliant programs and systems are being replaced and/or modified. Testing has begun and will be substantially completed by the fourth quarter of 1999. Most technological and operating applications and systems have already been upgraded and/or replaced with Year 2000 compliant versions. As of May 1, 1999, the Company estimates that the business is approximately 85% compliant. The Company has communicated and will continue to communicate with its suppliers and others with which it does business to monitor and evaluate the Year 2000 conversion process.

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

     The Company's cumulative expenditures related to the Year 2000 issue approximated $.9 million through May 1, 1999. It is expected that the remaining Year 2000 expenditures will approximate $1.4 million. Included in this $2.3 million is approximately $.9 million of new computer hardware and software which will significantly upgrade the Company's financial systems. The Company expects to fund these costs through its cash provided by operations, as well as borrowings under its working capital facility, if needed. Certain of these costs are being expensed as incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISKS

     See the disclosure in our 1998 Annual Report on Form 10-K, filed April 28, 1999. We do not believe that the risk we face related to interest rate changes has changed materially different than at the date of such Report.

FOREIGN EXCHANGE RATE RISK

     See the disclosure in our Annual Report on Form 10-K, filed April 28, 1999. We do not believe that the risk we face related to foreign currencies has changed materially different than at the date of such Report.

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

     During 1999 the Company has opened one new Mayor's store and replaced the Perimeter Maier & Berkele store with a new 5,100 square foot Mayor's store. The Company plans to open three additional Mayor's stores during the remainder of 1999. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

                                     JAN BELL MARKETING, INC.
                                     ------------------------
                                     (Registrant)

                                     By: /s/ DAVID P. BOUDREAU
                                     ---------------------
                                     Chief Financial Officer and
                                     Senior Vice President of
                                     Finance & Treasurer

Date:  June 15, 1999