Form 10-Q
period 1999-07-31
JAN BELL MARKETING INC
filed 1999-09-13
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen Weeks Ended July 31, 1999

                 Commission File Number 1-9647

                    JAN BELL MARKETING, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         DELAWARE                                       59-2290953
   ----------------------                     -------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

                 14051 N.W. 14TH STREET, SUNRISE, FLORIDA 33323
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (954) 846-2718
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                   24,585,291 COMMON SHARES ($.0001 PAR VALUE)
                            AS OF SEPTEMBER 10, 1999

                                    FORM 10-Q
                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED JULY 31, 1999

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

        PAGE NO.

      Item 1. Consolidated Financial Statements

            A. Consolidated Balance Sheets.................................3
            B. Consolidated Statements of Operations.......................4-5
            C. Consolidated Statements of Cash Flows.......................6-7
            D. Notes to Consolidated Financial Statements..................8-11

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................12-15

      Item 3. Quantitative and Qualitative Disclosures About Market Risks..16

PART II: OTHER INFORMATION

            Items 1, 2, 3, and 5 have been omitted because they are not applicable with respect to the current reporting period.

      Item 6. Exhibits and Reports
             on Form 8-K...................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                              JULY 31,    JANUARY 30,
                                                                1999         1999
                                                             ----------   ----------
                                                            (UNAUDITED)
                        ASSETS

Current Assets:

Cash and cash equivalents ..............................      $  4,178    $  3,530
Accounts receivable, net of allowance for doubtful
   accounts of $2,725 and $3,344, respectively .........        19,139      25,385
Inventories ............................................        73,001      67,975
Deferred income taxes ..................................         2,769       2,769
Other current assets ...................................         2,001       1,596
                                                              --------    --------
   Total current assets ................................       101,088     101,255

Property, net ..........................................        22,900      25,281
Goodwill ...............................................        29,064      25,857
Other assets ...........................................         2,245       4,084
                                                              --------    --------
   Total non-current assets                                     54,209      55,222

Net assets of discontinued operations ..................        77,188      77,388
Deferred loss on discontinued operations ...............         3,170        --
                                                              --------    --------
   Total assets ........................................      $235,655    $233,865
                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable .........................................   $  23,646    $  25,746
Accrued expenses .........................................       9,155       10,499
Due to former Mayor's stockholders .......................       4,361        6,145
                                                             ---------    ---------
   Total current liabilities .............................      37,162       42,390

Long term debt ...........................................      40,000       26,409
Other long term liabilities ..............................       1,157        1,380
                                                             ---------    ---------
   Total long term liabilities ...........................      41,157       27,789

Stockholders' Equity:

Common stock, $.0001 par value, 50,000,000 shares authorized,

   28,407,591 and 28,358,475 shares issued and outstanding           3            3
Additional paid-in capital ...............................     191,687      191,538
Accumulated deficit ......................................     (28,299)     (26,077)
Accumulated other comprehensive income ...................        --         (1,778)
Less: 1,949,600 shares of treasury stock, at cost ........      (6,055)        --
                                                             ---------    ---------
   Total stockholders' equity ............................     157,336      163,686
                                                             ---------    ---------
   Total liabilities and stockholders' equity ............   $ 235,655    $ 233,865
                                                             =========    =========

        See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)

                                                THIRTEEN            THIRTEEN
                                              WEEKS ENDED          WEEKS ENDED
                                                JULY 31,            AUGUST 1,
                                                  1999                1998
                                              -------------        ------------
                                                        (UNAUDITED)

Net sales                                       $   31,989            $     --
Cost of sales                                       20,385                  --
                                              -------------        ------------

Gross profit                                        11,604                  --

Store operating and selling                          9,350                  --
expenses

General and administrative expenses                  3,979                  --
Depreciation and amortization                        2,147                  --
                                              -------------        ------------
                                                    15,476                  --
                                              -------------        ------------

Operating loss                                      (3,872)                 --

Interest and other income                               47                  --
Interest expense                                      (489)                 --
                                              -------------        ------------
Loss before income taxes                            (4,314)                 --
Income tax provision                                    --                  --
                                              -------------        ------------
Net loss from continuing operations                 (4,314)                 --
Income from discontinued operations,
   net of income tax expense of $178
   and $85, in 1999 and 1998,
   respectively                                      4,937                461
                                              -------------        ------------
Net income                                     $       623        $       461
                                              =============        ============

Weighted average shares
outstanding

   (Basic and Diluted)                          27,097,892         26,762,042

Basic and Diluted earnings (loss) per share:

   Continuing operations                        $    (0.16)          $    0.00
   Discontinued operations                      $     0.18           $    0.02
                                              -------------        ------------
   Net income                                   $     0.02           $    0.02
                                              =============        ============

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          (Amounts shown in thousands except share and per share data)

                                               TWENTY-SIX           TWENTY-SIX
                                               WEEKS ENDED          WEEKS ENDED
                                              JULY 31, 1999       AUGUST 1, 1998
                                              -------------       --------------
                                                        (UNAUDITED)

Net sales                                       $   61,909            $     --
Cost of sales                                       39,618                  --
                                              -------------        ------------

Gross profit                                        22,291                  --

Store operating and selling expenses                18,175                  --
General and administrative expenses                  9,017                  --
Depreciation and amortization                        4,387                  --
                                              -------------        ------------
                                                    31,579                  --

Operating loss                                     (9,288)                  --

Interest and other income                              37                   --
Interest expense                                   (1,049)                  --
                                              -------------        ------------
Loss before income taxes                          (10,300)                  --
Income tax provision                                   --                   --
                                              -------------        ------------
Net loss from continuing operations               (10,300)                  --
Income from discontinued operations,
   net of income tax expense of $315 and
   $142, in 1999 and 1998, respectively              8,078               (111)
                                              -------------        ------------
Net loss                                       $    (2,222)         $    (111)
                                              =============        ============


Weighted average shares outstanding
   (basic and diluted)                          27,726,439          28,278,560

Basic and Diluted earnings (loss) per share:
   Continuing operations                        $    (0.37)          $    0.00
   Discontinued operations                      $     0.29           $    0.00
                                              -------------        ------------
   Net loss                                     $    (0.08)          $    0.00
                                              =============        ============

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Amounts shown in thousands except share and per share data)

                                                          TWENTY-SIX        TWENTY-SIX
                                                          WEEKS ENDED       WEEKS ENDED
                                                         JULY 31, 1999     AUGUST 1, 1998
                                                         -------------     --------------
                                                                  (UNAUDITED)
Cash flows from operating activities:
      Cash received from customers                          $  68,155         $    --
      Cash paid to suppliers and employees                    (75,685)             --
      Interest and other income paid                           (1,012)             --
                                                            ---------         ---------
Net cash used in continuing operations                         (8,542)             --
Net cash provided by discontinued operations                    6,886            11,594
                                                            ---------         ---------
Net cash used in operating activities                          (1,656)           11,594

Cash flows from investing activities:

      Capital expenditures                                     (3,143)             --
      Proceeds from sale of fixed assets                        2,083              --
      Investment  in Mayor's,  net of cash  acquired
      in 1998                                                  (2,654)          (54,395)
                                                            ---------         ---------
Net cash used in investing activities                          (3,714)          (54,395)

Cash flows from financing activities:

      Proceeds from sale of employee stock plans                  149              --
      Purchase of treasury stock                               (6,055)             --
      Cash paid to former Mayor's shareholder                  (1,785)             --
      Borrowings under line of credit                         224,885              --
      Line of credit repayments                              (211,176)             --
                                                            ---------         ---------
Net cash provided by financing activities                       6,018              --

Net increase in cash and cash equivalents                         648           (42,801)
Cash and cash equivalents at beginning of period                3,530            48,432
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $   4,178         $   5,631
                                                            =========         =========


                                                                     (continued)

                            JAN BELL MARKETING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          (Amounts shown in thousands except share and per share data)

                                                           TWENTY-SIX      TWENTY-SIX
                                                           WEEKS ENDED     WEEKS ENDED
                                                             JULY 31,        AUGUST 1,
                                                               1999            1998
                                                           ------------    ------------
                                                                    (UNAUDITED)
Cash flows used in operating activities:
Net loss                                                    $ (2,222)        $   --
Deduct income from discontinued operations                    (8,078)            --
                                                            --------         --------
Loss from continuing operations                              (10,300)            --
Adjustments to reconcile net loss from continuing
 operations to net cash used in continuing
 operating activities:
      Depreciation and amortization                            4,387             --
      Provision for doubtful accounts                            812             --
     (Increase) Decrease in assets:
        Accounts receivable (net)                              5,434             --
        Inventories                                           (5,026)            --
        Other                                                   (405)            --
      Increase (Decrease) in liabilities:
        Accounts payable                                      (2,100)            --
        Accrued expenses                                      (1,344)            --
                                                            --------         --------
Net cash used in continuing operations                      $ (8,542)        $   --

Net cash provided by discontinuing operations                  6,886           11,594
                                                            --------         --------
Net cash provided by (used in) operating activities         $ (1,656)        $ 11,594
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

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

     The Company's financial statements as of July 31, 1999 and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of annual results because of the seasonality of the Company's business. Prior year results of operations and cash flows have been reclassified to reflect the results of the Sam's division as discontinued operations (See "Expiration of Sam's Agreement and Discontinued Operations" below for further discussion). Since Mayor's Jewelers, Inc. ("Mayor's") was acquired subsequent to the second quarter of the prior fiscal year, the related operating results for the thirteen and twenty-six weeks ended August 1, 1998 are not included in the Company's statement of operations and statement of cash flows for such periods.

     The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission.

B.  EXPIRATION OF SAM'S AGREEMENT AND DISCONTINUED OPERATIONS

     In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive licensed concession at all existing and future Sam's Club ("Sam's") locations through February 1, 1999, later extended to February 1, 2001. On April 6, 1999, the Company was informed that the Agreement will not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's to conduct its business and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the future business of the Company subsequent to February 1, 2001. The Mayor's acquisition (see Note C) has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to develop the luxury jeweler platform through the opening of new stores and strategic acquisitions during the remainder of 1999 and beyond.

     As a result of this announcement, the Company has developed and adopted a plan for the disposal of the Sam's business. This plan includes the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V, which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico, as well as the planned future sale or liquidation of the Company's Israel subsidiary, Exclusive Diamonds International, Limited, which manufactures diamond jewelry primarily for retail sale in the Sam's Club jewelry counters. Consequently, the Company will now account for its Sam's Club operations, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements.

     Net sales and income from discontinued operations are as follows:

                                              THIRTEEN            THIRTEEN
                                             WEEKS ENDED        WEEKS ENDED
                                            JULY 31, 1999      AUGUST 1, 1998
                                            --------------     --------------
                                              (amounts shown in thousands)

Net sales                                     $    61,584        $    60,352
Cost of sales                                     (38,266)           (38,945)
Operating expenses                                (18,240)           (21,586)
Interest income (net)                                  37                725
                                            --------------      -------------
Income from operations                              5,115                546
Income tax provision                                (178)               (85)
                                            --------------      -------------
Income from discontinued operations           $     4,937         $      461
                                            ==============      =============

                                              TWENTY-SIX          TWENTY-SIX
                                              WEEKS ENDED        WEEKS ENDED
                                             JULY 31, 1999      AUGUST 1, 1998
                                             --------------     --------------
                                              (amounts shown in thousands)

Net sales                                    $    119,379       $    112,846
Cost of sales                                     (73,756)           (72,564)
Operating expenses                                (37,283)           (41,752)
Interest income (net)                                  53              1,501
                                            --------------      -------------
Income from operations                              8,393                 31
Income tax provision                                 (315)              (142)
                                            --------------      -------------
Income (loss) from discontinued
operations                                   $      8,078       $       (111)
                                            ==============      =============

     Net assets of discontinued operations have been recorded at their estimated net realizable value and are as follows:

                                              JULY 31,          JANUARY 30,
                                                1999                1999
                                            --------------      -------------
                                              (amounts shown in thousands)

Inventories                                   $    71,715        $    76,604
Other current assets                                6,772              8,891
Property, plant and equipment, net                  1,329              1,732
Other non-current assets                            3,444              4,016
Trade payables                                     (2,472)            (8,961)
Other current liabilities                          (3,600)            (4,894)
                                            --------------      -------------
Net assets of discontinued  operations        $    77,188        $    77,388
                                            ==============      =============

     The income from discontinued operations was $4.9 million and $8.1 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively. A significant portion of this income is a result of a reduction in expenses caused by the reallocation of continuing corporate overhead and certain back office expenses from the Sam's division to the Mayor's division. As a result, the loss from continuing operations was $4.3 and $10.3 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The balance sheet caption deferred loss on discontinued operations of $3.2 million represents the loss incurred on the sale of the Mexico subsidiary. This amount has been deferred as management expects that the Company will realize a net profit from the remaining operations and wind down of the Sam's division.

C.  MAYOR'S ACQUISITION

     In July 1998, Jan Bell acquired Mayor's Jewelers, Inc. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of July 31, 1999 includes goodwill of approximately $29.0 million, which is net of $1.8 million in accumulated amortization, resulting from the Mayor's acquisition.

     In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheets as of July 31, 1999 and January 30, 1999 as Due to Former Mayor's Shareholders.

D.  INVENTORIES

     Inventories are summarized as follows:

                                     JULY 31, 1999           JANUARY 30, 1999
                                     -------------           ----------------
                                           (amounts shown in thousands)

                                   COMPANY        HELD ON       COMPANY         HELD ON
                                    OWNED      CONSIGNMENT       OWNED        CONSIGNMENT
                                   -------     -----------      -------       -----------

  Precious and semi-precious gem
  jewelry-related merchandise
  (and associated gold):
      Raw materials               $     --       $      --     $   2,745      $       --
      Finished goods                41,356          10,476        35,098          15,635
  Gold jewelry-related
  merchandise:
      Finished goods                 5,544             507         6,663              62
  Watches                           23,909             706        19,920           1,308
  Other consumer products            2,192             177         3,549             160
                                  --------       ---------      --------      -----------
                                  $ 73,001       $  11,866     $  67,975      $   17,165
                                  ========       =========     =========      ===========

E.  INCOME TAXES

     The Company has a deferred tax asset of approximately $12.8 million which has been offset by a $10.0 million valuation allowance. The valuation allowance has been provided to reduce the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized. This evaluation considers the non renewal of the Sam's Agreement as well as the Company's determination to defer recognizing a deferred tax benefit until the Company has more experience with the Mayor's operation and is able to better estimate future earnings trends and other information. The Company has a Federal net operating loss carryforward of approximately $28.0 million, and a state net operating loss carryforward of approximately $90.1 million. Separately stated, Jan Bell has a federal net operating loss carryforward of approximately $22.4 million and a state net operating loss carryforward of approximately $78.0 million. Mayor's has a federal net operating loss carryforward of approximately $5.6 million and a state net operating loss carryforward of approximately $12.1 million. Due to
Section 382 limitations, the amount of Mayor's net operating loss carryforward which the Company can utilize each year is approximately $1.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1999 through 2013. However, due to the nonrenewal of the Sam's agreement, it is more likely than not that Jan Bell's state net operating loss carryforward will not be fully utilized. The Company also has an alternative minimum tax credit carryforward of approximately $1.4 million to offset future federal income taxes.

F.  COMPREHENSIVE INCOME (LOSS)

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income (loss) was as follows:

                                    THIRTEEN       THIRTEEN       TWENTY-SIX     TWENTY-SIX
                                   WEEKS ENDED    WEEKS ENDED     WEEKS ENDED    WEEKS ENDED
                                 JULY 31, 1999  AUGUST 1, 1998   JULY 31, 1999  AUGUST 1, 1998
                                 -------------  --------------   -------------  --------------
Net income (loss)                      $   623     $      461    $   (2,222)    $      (111)
Adjustment to reconcile net
  income (loss) to
  comprehensive income (loss):
Foreign currency translation
adjustment                              (1,629)             --        (1,778)             --
                                   ------------   ------------   ------------  -------------
Comprehensive income (loss)        $    (1,006)    $      461    $    (4,000)  $       (111)
                                   ============   ============   ============  =============

G.  LEGAL PROCEEDINGS

     In addition to the Mayor's acquisition litigation discussed in Note C, the Company is also involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. A federal court action was tried in

January 1999, and the federal court issued a judgment in favor of the Company, including an award of attorney's fees and costs. The former vendor has appealed the judgment. A state court action was tried in August 1999, and the state court issued a judgment in favor of the vendor, including an award of attorney's fees and costs. The Company intends to appeal this state court ruling. The Company believes the facts and the law support its positions and these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the final result of these legal matters. It should also be noted that the Company will incur significant ongoing legal fees.

H.  SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

     The Statement of Cash Flows for the twenty-six weeks ended July 31, 1999 does not include the following noncash transactions:

        Capital lease obligations incurred.                 $   481,000

        Deferred gain on discontinued operations            $ 3,170,000

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
                                                            ==========

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's annual report on Form 10-K for the year ended January 30, 1999 and other reports filed with the Securities and Exchange Commission.

     The Company currently operates 22 Mayor's and Maier & Berkele luxury jewelry stores in Florida and Georgia. It also has an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001. On April 6, 1999, the Company was informed that this agreement would not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's to conduct its business, and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the business of the Company subsequent to February 1, 2001. The Mayor's acquisition has reduced this dependency on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to develop the luxury jewelry platform through the opening of new stores and strategic acquisitions during the remainder of 1999 and beyond. During the thirteen and twenty-six weeks ended July 31, 1999, approximately 63% of the Company's net sales were to Sam's customers.

     As a result of this announcement, the Company has developed and adopted a plan for the disposal of the Sam's business. This plan includes the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V., which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico, as well as the future sale or liquidation of the Company's Israel subsidiary, Exclusive Diamonds International, Limited, which manufactures diamonds primarily for retail sale in the Sam's Club jewelry counters. Therefore, the Company will now account for its Sam's Club operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements

     Consequently, the results of continuing operations for the thirteen and twenty-six weeks ended July 31, 1999 include only the results of Mayor's. Since the Mayor's acquisition on July 28, 1998, the Company began to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business and currently a significant portion of the Company's resources are being spent on the development of the luxury jeweler platform through the opening of new stores and strategic acquisitions during the remainder of 1999 and beyond. Currently, the Company's operating infrastructure is designed to service a larger base of operations than the current Mayor's business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's and associated direct response businesses. In view of the investment being made into a Company infrastructure, continuing operations reflect costs which are higher than what -normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $(4.3) million and $(10.3) million for the thirteen and twenty-six weeks ended July 31, 1999. It is the Company's intent to reduce the losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has started to implement a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury guild jeweler.

SALES

     The Company's net sales from the Mayor's continuing operations for the thirteen and twenty-six weeks ended July 31, 1999 were $32.0 million and $61.9 million, respectively, with comparative net sales for the thirteen and twenty-six weeks ended July 31, 1999 increasing 5.3% and 2.3%, respectively, from the same periods during the prior year.

     The Company is seeking to expand its Mayor's chain into a national luxury jeweler, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. However, based upon economic projections the economy is expected to be favorable to the luxury goods retail industry during the upcoming holiday season. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to market effectively high-end watches. During the past quarter, as the Company continually improved its assortment and quantity of watch brands in stock, a subsequent sales increase occurred. In addition, the Company plans to improve the merchandise assortment in its non-watch categories and to continue to clear out aged goods. This will result in stronger in stock positions which should then lead to increased sales in existing stores and set a precedent for new stores.

     Gross profit was 36.3% for the thirteen weeks ended July 31, 1999 and 36.0% for the twenty-six weeks ended July 31, 1999. The Company believes there is significant opportunity to increase gross profit over the next couple of years. Areas for gross margin improvement include the purchasing of inventories at a lower cost, increasing the assortment of goods towards higher margin jewelry items, higher initial markups, reductions in shipping and handling costs, improving the Company's discipline with respect to purchase related discounts, and a reduction in required reserves for slow moving inventories as the Company continues to reduce its slow moving inventory in stock. In addition, as the Company completes its Mayor's integration, the Company expects to improve the allocation and management of inventory and as a result, other expenses such as inventory shrinkage and slow moving reserves are expected to decrease.

     Store operating and selling expenses were $9.4 million and $18.2 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a reduction in these expenses would be beneficial. However, as the expected sales increases occur in the Mayor's stores, the store operating and selling expenses as a percentage of sales will decrease. Also, as the number of stores in a particular geographic region increase, expenses such as advertising will decrease as a percentage of sales.

     General and administrative expenses were $4.0 million and $9.0 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The Company believes there is significant opportunity for savings in this area. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continually decrease as the Company expands its business. In addition to estate services, the Company is currently evaluating catalog and Internet retail opportunities for their long term potential for earnings contribution to the Company. As sales from these programs increase, the percentage of these costs to revenues should decrease.

     Depreciation and amortization expenses were $2.1 million for the thirteen weeks ended July 31, 1999 and $4.4 million for the twenty-six weeks ended July 31, 1999. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

     Interest expense related to the Company's working capital facility was $.5 million for the thirteen weeks ended July 31, 1999 and $1.0 million for the twenty-six weeks ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1999, cash and cash equivalents totaled $4.2 million and the Company had $40.0 million outstanding under its working capital facility. The borrowings under this facility were primarily a result of the July 1998 acquisition of Mayor's. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through an $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at July 31, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

       During the twenty-six weeks ended July 31, 1999, net cash used in operating activities was $1.7 million consisting of $8.6 million in cash used in continuing operations and $6.9 million in cash provided by discontinued operations. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. The Company anticipates increased borrowings during the remainder of 1999 as the Company currently plans to open four new Mayor's locations during the fourth quarter. This increase in cash flow requirements will be met with cash generated from operations and a planned reduction in the Sam's division inventories held in the Company's distribution center in preparation of the expiration of the Sam's agreement on February 1, 2001. Inventories in the Sam's Club counters during the remainder of 1999 are not expected to be significantly reduced.

     Net cash used in investing activities was $3.7 million during the twenty-six weeks ended July 31, 1999, primarily related to an increase in costs associated with the Mayor's investment. The Company has opened one new Mayor's store in Miami and replaced the Perimeter Maier & Berkele store with a new 5,100 square foot Mayor's store. Further, the Company has recently completed remodeling and expanding its Aventura location and plans to relocate one other store during 1999 to a better location within the same mall. Under its Mayor's growth strategy, the Company plans to open five to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to the inventories. The Company also estimates it will make back office capital expenditures of approximately $4.0 million during 1999, primarily for a new Mayor's credit and collections computer system, Year 2000 system additions and modifications as well as other management information system enhancements.

     On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. The acquired shares will be held in treasury or canceled. During the twenty-six weeks ended July 31, 1999, the Company purchased 1,949,600 shares at a cost of $6,055,000 and are currently held in treasury.

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

DISCONTINUED OPERATIONS

     The results of operations for the thirteen and twenty-six weeks ended July 31, 1999 related to the Sam's Division discontinued operations reflect the Company's strategy to achieve earnings improvement in Sam's. During this time, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Further, during this period, the Company has continually achieved revenue growth in its Sam's departments as a result of obtaining temporary additional square footage for promotional and pallet programs, improved merchandise assortments, higher quality merchandise offerings and improved distribution of merchandise which have allowed the Company to realize higher gross margin dollars. Management does not expect any significant additional improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's. The Company expects to continue to have positive cash flows and positive income from Sam's during the remaining term of the Agreement. The Company believes that the discontinued Sam's operations during the remaining term of the Agreement will ultimately result in a net gain. This estimated gain considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexico which was sold in July 1999, the estimated loss on the Israel subsidiary which is expected to be sold or liquidated during the next twelve months, and an estimate for field and back office expenses expected during the transition out of Sam's. Income from discontinued operations have remained and are expected to continue to be consistent with prior years during the remainder of 1999, with the magnitude of revenues during the fourth quarter holiday season. The Company can make no assurances regarding the results of the wind down of its Sam's division business including matters related to the results of operations, personnel and inventories.

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

     The Company has used a combination of internal and external sources to analyze and make the needed corrections to its information systems, personal computers, hardware and network applications. These systems included areas such as credit, point of sale, payroll, merchandise buying and distribution and financial and management reporting. Non-compliant programs and systems are being replaced and/or modified. Testing has begun and will be substantially completed by the fourth quarter of 1999. Most technological and operating applications and systems have already been upgraded and/or replaced with Year 2000 compliant versions. As of July 31, 1999, the Company estimates that the business is approximately 90% compliant. The Company has communicated and will continue to communicate with its suppliers and others with which it does business to monitor and evaluate the Year 2000 conversion process.

     Non-information systems such as office, distribution and store security, environmental issues and phone networks are also being evaluated for Year 2000 compliance. Non-compliant systems have been or will be corrected or upgraded by September 1999. Subsequent to this, the Company plans to perform simulated testing, which will be completed by the end of November 1999.

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

     The Company's cumulative expenditures related to the Year 2000 issue approximated $2.2 million through July 31, 1999. It is expected that the remaining Year 2000 expenditures will approximate $.2 million. Included in this $2.4 million is approximately $.9 million of new computer hardware and software which will significantly upgrade the Company's financial systems. The Company expects to fund these costs through its cash provided by operations as well as borrowings under its working capital facility, if needed. Certain of these costs are being expensed as incurred.

     The Company has developed basic contingency plans to restore the material functions of each of its systems or activities in case of a Year 2000 failure. The Company plans to continually refine these plans and make them more comprehensive as additional information becomes available from testing or third party suppliers.

     There can be no assurances that the Company will be able to complete all the modifications in the required time frame, that unanticipated events may occur, or that all issues will have been identified before problems occur. The Company's Year 2000 efforts are ongoing and the overall plan including the contingency plans will continue to evolve as new information becomes available. While the Company anticipates no major interruption of business, that will be dependent in part upon the ability of third parties to be compliant. Although the Company is addressing all Year 2000 issues to lessen potential problems, the Company is unable to eliminate them or to estimate the final effect Year 2000 risks will have on operational results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISKS

     See the disclosure in our 1998 Annual Report on Form 10-K filed April 28, 1999. The Company does not believe that the risk related to interest rate changes is materially different than it was at the date of that Report.

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

     The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive licensed concession at all of Sam's existing and future domestic and four Puerto Rico locations through February 1, 2001. On April 6, 1999, the Company was informed by Sam's that its concession agreement would not be renewed beyond its expiration date. The Company has been dependent on Sam's Club to conduct its business and, without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company subsequent to February 1, 2001.

     The Company is pursuing new growth opportunities primarily in the luxury jeweler platform. However, management continuously considers other growth opportunities including acquisitions of businesses complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

     During 1999 the Company has opened one new Mayor's store and replaced the Perimeter Mall Maier & Berkele store in Atlanta with a new 5,100 square foot Mayor's store. The Company currently plans to open four additional Mayor's stores during the remainder of 1999. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

     All but three of the Mayor's stores are located in major regional malls. The success of the Company's operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor's stores. The loss of mall anchor tenants in the regional malls where the Mayor's stores are located, the opening of competing regional malls or other economic downturns affecting customer mall traffic could have an adverse effect on the Company's net sales and profitability.

     In addition to the Mayor's acquisition litigation discussed in Note C, the Company is also involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. A federal court action was tried in January 1999, and the federal court issued a judgment in favor of the Company, including an award of attorney's fees and costs. The former vendor has appealed the judgment. A state court action was tried in August 1999 and the state court issued a judgment in favor of the vendor, including an award of attorney's fees and costs. The Company intends to appeal this state court ruling. The Company believes the facts and the law support its positions and these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the final result of these legal matters. It should also be noted that the Company will incur significant ongoing legal fees.

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

ITEM 4.

     The Annual Meeting of Shareholders was held July 9, 1999. The shareholders of the Company elected as directors Gregg Bedol, Samuel A. Getz and Robert Robison to serve terms expiring in 2002, and Haim Bashan to serve a term expiring in 2000. The election of directors by the shareholders was by the following votes:

                 Director                    For              Withheld
             ------------------         ---------------     --------------
              Haim Bashan                 22,602,723           418,923
              Gregg Bedol                 22,599,383           422,263
              Samuel A. Getz              22,606,733           414,913
              Robert Robison              22,591,733           429,913

     In addition to Messrs. Bashan, Bedol, Getz and Robison, the following are directors whose term of office continued after the Annual Meeting: Isaac Arguetty, Thomas Epstein, Margaret Gilliam, William Grayson and Peter Offermann.

     The shareholders ratified Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending January 29, 2000 by a vote of 22,970,452 shares in favor, 36,588 shares against and 14,606 shares abstaining.

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

                              JAN BELL MARKETING, INC.
                              -------------------------
                              (Registrant)

                              By: /s/ DAVID P. BOUDREAU
                              -------------------------
                              Chief Financial Officer and Senior Vice President
                                   of Finance & Treasurer

Date:  September 13, 1999

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------

27                       Financial Data Schedule