Form 10-Q
period 1999-10-30
JAN BELL MARKETING INC
filed 1999-12-13
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Thirteen Weeks Ended October 30, 1999

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

                      22,501,215 SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 8, 1999

                                    FORM 10-Q
                                QUARTERLY REPORT

                      THIRTEEN WEEKS ENDED OCTOBER 30, 1999


                                TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     Item 1. Consolidated Financial Statements

        A. Consolidated Balance Sheets.................................... 3
        B. Consolidated Statements of Operations.......................... 4-5
        C. Consolidated Statements of Cash Flows.......................... 6-7
        D. Notes to Consolidated Financial Statements..................... 8-11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 12-16

     Item 3. Quantitative and Qualitative Disclosures About Market Risks.. 17


PART II: OTHER INFORMATION

             Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period.

     Item 6. Exhibits and Reports
             on Form 8-K ................................................. 18

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                                                      OCTOBER 30,      JANUARY 30,
                                                                                         1999             1999
                                                                                      -----------      -----------
                                                                                      (UNAUDITED)
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                             $     239         $   3,530
Accounts receivable, net of allowance for doubtful
   accounts of $788 and $3,344, respectively                                             19,760            25,385
Inventories                                                                              85,912            67,975
Deferred income taxes                                                                     2,769             2,769
Other current assets                                                                      2,013             1,596
                                                                                      ---------         ---------
   Total current assets                                                                 110,693           101,255

Property, net                                                                            26,421            25,281
Goodwill                                                                                 28,546            25,857
Other assets                                                                              2,270             4,084
                                                                                      ---------         ---------
   Total non-current assets                                                              57,237            55,222

Net assets of discontinued operations                                                    76,117            77,388
Deferred loss on discontinued operations                                                  3,225                --
                                                                                      ---------         ---------
   Total assets                                                                       $ 247,272         $ 233,865
                                                                                      =========         =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                      $  30,078         $  25,746
Accrued expenses                                                                         12,152            10,499
Due to former Mayor's stockholders                                                        4,361             6,145
Short term portion of long term debt                                                      6,930                --
                                                                                      ---------         ---------
   Total current liabilities                                                             53,521            42,390

Long term debt                                                                           50,000            26,409
Other long term liabilities                                                                 894             1,380
                                                                                      ---------         ---------
   Total long term liabilities                                                           50,894            27,789

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized,
   28,415,124 and 28,358,475 shares issued and outstanding                                    3                 3
Additional paid-in capital                                                              191,706           191,538
Accumulated deficit                                                                     (33,679)          (26,077)
Accumulated other comprehensive loss                                                         --            (1,778)
Less: 4,890,100 shares of treasury stock, at cost                                       (15,173)               --
                                                                                      ---------         ---------
   Total stockholders' equity                                                           142,857           163,686
                                                                                      ---------         ---------
   Total liabilities and stockholders' equity                                         $ 247,272         $ 233,865
                                                                                      =========         =========


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                      THIRTEEN             THIRTEEN
                                                    WEEKS ENDED           WEEKS ENDED
                                                  OCTOBER 30, 1999     OCTOBER 31, 1998
                                                  ----------------     ----------------
                                                              (UNAUDITED)
Net sales                                           $     32,192         $     26,695
Cost of sales                                             20,624               16,370
                                                    ------------         ------------

Gross profit                                              11,568               10,325

Store operating and selling expenses                      10,315                8,194
General and administrative expenses                        4,209                5,005
Depreciation and amortization                              1,673                1,740
                                                    ------------         ------------
                                                          16,197               14,939
                                                    ------------         ------------

Operating loss                                            (4,629)              (4,614)

Interest and other income                                     11                   15
Interest expense                                            (763)                (882)
                                                    ------------         ------------
Net loss from continuing operations                       (5,381)              (5,481)
Income from discontinued operations, net
   of income tax expense of $153 in 1998                      --                1,767
                                                    ------------         ------------
Net loss                                            $     (5,381)        $     (3,714)
                                                    ============         ============

Weighted average shares outstanding
   (basic and diluted)                                24,609,086           28,302,124

Basic and Diluted earnings (loss) per share:
   Continuing operations                            $      (0.22)        $      (0.19)
   Discontinued operations                          $         --         $       0.06
                                                    ------------         ------------
   Net loss                                         $      (0.22)        $      (0.13)
                                                    ============         ============

                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                    THIRTY-NINE           THIRTY-NINE
                                                    WEEKS ENDED           WEEKS ENDED
                                                  OCTOBER 30, 1999     OCTOBER 31, 1998
                                                  ----------------     ----------------
                                                              (UNAUDITED)
Net sales                                           $     94,100         $     26,695
Cost of sales                                             60,242               16,370
                                                    ------------         ------------

Gross profit                                              33,858               10,325

Store operating and selling expenses                      28,489                8,194
General and administrative expenses                       13,226                5,005
Depreciation and amortization                              6,060                1,740
                                                    ------------         ------------
                                                          47,775               14,939

Operating loss                                           (13,917)              (4,614)

Interest and other income                                     48                   15
Interest expense                                          (1,811)                (882)
                                                    ------------         ------------
Net loss from continuing operations                      (15,680)              (5,481)
Income from discontinued operations,
   net of income tax expense of $315 and
   $295, in 1999 and 1998, respectively                    8,078                1,655
                                                    ------------         ------------
Net loss                                            $     (7,602)        $     (3,826)
                                                    ============         ============

Weighted average shares outstanding
   (basic and diluted)                                26,687,321           27,094,551

Basic and Diluted earnings (loss) per share:
   Continuing operations                            $      (0.58)        $      (0.20)
   Discontinued operations                          $       0.30         $       0.06
                                                    ------------         ------------
   Net loss                                         $      (0.28)        $      (0.14)
                                                    ============         ============


                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Amounts shown in thousands except share and per share data)


                                                                  THIRTY-NINE       THIRTY-NINE
                                                                  WEEKS ENDED       WEEKS ENDED
                                                               OCTOBER 30, 1999   OCTOBER 31, 1998
                                                               ----------------   ----------------
                                                                         (UNAUDITED)
Cash flows from operating activities:
      Cash received from customers                               $  99,726         $  28,581
      Cash paid to suppliers and employees                        (114,333)          (33,019)
      Interest and other income paid                                (1,764)             (882)
                                                                 ---------         ---------
Net cash used in continuing operations                             (16,371)           (5,320)
Net cash provided by discontinued operations                         7,901             7,556
                                                                 ---------         ---------
Net cash provided by (used in) operating activities                 (8,470)            2,236


Cash flows from investing activities:
      Capital expenditures                                          (8,699)           (2,480)
      Proceeds from sale of fixed assets                             3,360                --
      Investment in Mayor's, net of cash acquired in 1998           (2,654)          (54,395)
                                                                 ---------         ---------
Net cash used in investing activities                               (7,993)          (56,875)

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                       168                --
      Purchase of treasury stock                                   (15,173)               --
      Cash paid to former Mayor's shareholder                       (1,784)               --
      Repayment of capital lease                                      (485)               --
      Underwriting fees                                                (75)               --
      Borrowings under line of credit                              330,090            83,962
      Line of credit repayments                                   (299,569)          (69,516)
                                                                 ---------         ---------
Net cash provided by financing activities                           13,172            14,446

Net decrease in cash and cash equivalents                           (3,291)          (40,193)
Cash and cash equivalents at beginning of period                     3,530            48,432
                                                                 =========         =========
Cash and cash equivalents at end of period                       $     239         $   8,239
                                                                 =========         =========


                                                                                  (continued)


                            JAN BELL MARKETING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          (Amounts shown in thousands except share and per share data)


                                                                          THIRTY-NINE      THIRTY-NINE
                                                                          WEEKS ENDED       WEEKS ENDED
                                                                        OCTOBER 30, 1999  OCTOBER 31, 1998
                                                                        ----------------  ----------------
                                                                                   (UNAUDITED)
Cash flows provided by (used in) operating activities:
Net loss                                                                   $ (7,602)        $   (763)
Deduct income from discontinued operations                                   (8,078)          (8,724)
                                                                           --------         --------
Loss from continuing operations                                             (15,680)          (9,487)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                           6,060            1,722
      Provision for doubtful accounts                                         1,036               --
     (Increase) decrease in assets:
         Accounts receivable (net)                                            4,589            1,713
         Inventories                                                        (17,937)          (4,482)
         Other                                                                 (424)            (550)
      Increase in liabilities:
         Accounts payable                                                     4,332            5,666
         Accrued expenses                                                     1,653               98
                                                                           --------         --------
Net cash used in continuing operations                                     $(16,371)        $ (5,320)

Net cash provided by discontinuing operations                                 7,901            7,556
                                                                           --------         --------
Net cash provided by (used in) operating activities                        $ (8,470)        $  2,236
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

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF PRESENTATION

               The Company's financial statements as of October 30, 1999 and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 have not been audited by certified public accountants, but in the opinion of management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are not necessarily indicative of annual results because of the seasonality of the Company's business. Prior year results of operations and cash flows have been reclassified to reflect the results of the Sam's division as discontinued operations (See "Expiration of Sam's Agreement and Discontinued Operations" below for further discussion). The operating results for Mayor's Jewelers, Inc. ("Mayor's") for the thirteen and thirty-nine weeks ended October 31, 1998 include the results for the period subsequent to August 1, 1998, which is the acquisition date for accounting purposes.

               The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 30, 1999 filed with the Securities and Exchange Commission.

B. EXPIRATION OF SAM'S AGREEMENT AND DISCONTINUED OPERATIONS

               In May 1993, the Company entered into an agreement (the "Agreement") to operate an exclusive licensed concession at all existing and future Sam's Club ("Sam's") locations through February 1, 1999, later extended to February 1, 2001. On April 6, 1999, the Company was informed that the Agreement will not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's to conduct its business and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the future business of the Company subsequent to February 1, 2001. The Mayor's acquisition (see Note C) has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to develop the luxury jeweler platform through the opening of new stores during the remainder of 1999 and beyond as well as potential future strategic acquisitions.

        As a result of this nonrenewal, in July 1999 the Company has developed and adopted a plan for the disposal of the Sam's business. This plan includes the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V, which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico, as well as the planned future sale or liquidation of the Company's Israel subsidiary, Exclusive Diamonds International, Limited, which manufactures diamond jewelry primarily for retail sale in the Sam's Club jewelry counters. Consequently, starting in the second quarter, the Company began to account for its Sam's Club operations, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements.

         The balance sheet caption deferred loss on discontinued operations of $3.2 million represents the loss incurred on the sale of the Mexico subsidiary, and the deferred loss from discontinued operations for the thirteen weeks ended October 30, 1999 which includes a $2.0 million write-off of goodwill associated with the purchase of Exclusive Diamonds International, Limited. This amount has been deferred as management expects that the Company will realize a net profit from the remaining operations and wind down of the Sam's division. The deferred loss from discontinued operations was $55,000 for the thirteen weeks ended October 30, 1999 resulting in a deferred loss to date as of October 30, 1999 of $3.2 million. The income from discontinued operations was $8.1 million for the thirty-nine weeks ended October 30, 1999. A significant portion of the calculation of the deferred loss and income from discontinued operations is a result of a reduction in expenses caused by the reallocation of continuing corporate overhead and certain back office expenses from the Sam's division to the Mayor's division. As a result, the loss from continuing operations was $5.4 and $15.7 million for the thirteen and thirty-nine weeks ended October 30, 1999, respectively.

               Operating results from discontinued operations is as follows:


                                                                         THIRTEEN                             THIRTEEN
                                                                        WEEKS ENDED                          WEEKS ENDED
                                                                      OCTOBER 30, 1999                     OCTOBER 31, 1998
                                                                      ----------------                     ----------------
                                                                                     (amounts shown in thousands)
Net sales                                                                 $    49,931                          $    52,315
Cost of sales                                                                 (31,473)                             (32,946)
Operating expenses                                                            (16,436)                             (17,412)
Impairment of long-lived asset                                                 (1,995)                                   0
Interest income, net                                                                8                                  (37)
                                                                          -----------                          -----------
Income from operations                                                             35                                1,920
Income tax provision                                                              (90)                                (153)
                                                                          -----------                          -----------
Income (loss) from discontinued operations                                $       (55)                         $     1,767
                                                                          ===========                          ===========


               Consistent with the accounting for discontinued operations, the $55,000 loss during the thirteen weeks ended October 30, 1999 is reflected as a change in the balance sheet account deferred loss from discontinued operations.

                                                                           THIRTY-NINE                    THIRTY-NINE
                                                                           WEEKS ENDED                    WEEKS ENDED
                                                                        OCTOBER 30, 1999                OCTOBER 31, 1998
                                                                        ----------------                ----------------
                                                                                    (amounts shown in thousands)
Net sales                                                                 $   169,310                     $   165,161
Cost of sales                                                                (105,229)                       (105,510)
Operating expenses                                                            (53,719)                        (59,164)
Impairment of long-lived asset                                                 (1,995)                              0
Interest and other income, net                                                     61                           1,463
                                                                          -----------                     -----------
Income from operations                                                          8,428                           1,950
Income tax provision                                                             (405)                           (295)
                                                                          -----------                     -----------
Income from discontinued operations                                       $     8,023                     $     1,655
                                                                          ===========                     ===========


               Included in the $8,023,000 income from discontinued operations is income of $8,078,000 related to the twenty-six weeks ended October 30, 1999 which is reflected in the Company's statement of operations and a loss of $55,000 which is reflected in the Company's October 30, 1999 balance sheet as a change in the deferred loss from discontinued operations.

               Net assets of discontinued operations, have been recorded at their estimated net realizable value and are as follows:


                                                                        OCTOBER 30,                   JANUARY 30,
                                                                           1999                          1999
                                                                        -----------                   -----------
                                                                              (amounts shown in thousands)
Inventories                                                             $    90,998                  $    76,604
Other current assets                                                          6,594                        8,891
Property, plant and equipment, net                                            1,128                        1,732
Other non-current assets                                                      1,170                        4,016
Trade payables                                                              (22,282)                      (8,961)
Other current liabilities                                                    (1,491)                      (4,894)
                                                                        -----------                  -----------
Net assets of discontinued  operations                                  $    76,117                  $    77,388
                                                                        ===========                  ===========

C.  MAYOR'S ACQUISITION

               In July 1998, Jan Bell acquired Mayor's Jewelers, Inc. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of October 30, 1999 includes goodwill of approximately $28.5 million, which is net of $2.4 million in accumulated amortization, resulting from the Mayor's acquisition.

               In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's have filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. Jan Bell believes the lawsuit to be without merit and intends to vigorously defend the action. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999 as Due to Former Mayor's Shareholders.

D.                INVENTORIES

               Inventories are summarized as follows:


                                                     October 30, 1999                      January 30, 1999
                                              ----------------------------          ----------------------------
                                                                  (amounts shown in thousands)
                                                Company          Held On            Company           Held On
                                                 Owned         Consignment           Owned          Consignment
                                              ---------        -----------         ---------        ------------
Precious and semi-precious gem jewelry-
 related merchandise (and associated gold):
      Raw materials                           $   5,190         $       --         $  2,745          $      --
      Finished goods                             41,584             11,003           35,098             15,635
Gold jewelry-related merchandise:
    Finished goods                                6,403                 57            6,663                 62
Watches                                          29,037              5,686           19,920              1,308
Other consumer products                           3,698                 89            3,549                160
                                              ---------         ----------         ---------         ---------
                                               $ 85,912          $  16,835          $ 67,975         $  17,165
                                              =========         ==========         =========         =========


E.  INCOME TAXES

               The Company has a deferred tax asset of approximately $12.8 million which has been offset by a $10.0 million valuation allowance. The valuation allowance has been provided to reduce the net deferred tax asset to the amount that the Company believes, after evaluating currently available evidence, will more likely than not be realized. This evaluation considers the non renewal of the Sam's Agreement as well as the Company's determination to defer recognizing a deferred tax benefit until the Company has more experience with the Mayor's operation and is able to better estimate future earnings trends and other information. The Company has a Federal net operating loss carryforward of approximately $28.0 million, and a state net operating loss carryforward of approximately $90.1 million. Separately stated, Jan Bell has a Federal net operating loss carryforward of approximately $22.4 million and a state net operating loss carryforward of approximately $78.0 million. Mayor's has a Federal net operating loss carryforward of approximately $5.6 million and a state net operating loss carryforward of approximately $12.1 million. Due to Internal Revenue Code Section 382 limitations, the amount of Mayor's net operating loss carryforward which the Company can utilize each year is approximately $1.5 million. The Federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 1999 through 2013. However, due to the nonrenewal of the Sam's agreement, it is not more likely than not that Jan Bell's state net operating loss carryforward will be fully utilized. The Company also has an alternative minimum tax credit carryforward of approximately $1.4 million to offset future Federal income taxes.

F.  COMPREHENSIVE INCOME (LOSS)

               Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive loss was as follows:


                                                  THIRTEEN               THIRTEEN              THIRTY-NINE            THIRTY-NINE
                                                WEEKS ENDED             WEEKS ENDED            WEEKS ENDED            WEEKS ENDED
                                              OCTOBER 30, 1999       OCTOBER 31, 1998       OCTOBER 30, 1999       OCTOBER 31, 1998
                                              ----------------       ----------------       ----------------       ----------------
Net loss                                         $   (5,381)            $   (3,714)             $  (7,602)             $  (3,826)
Adjustment to reconcile net loss to
  comprehensive loss:
Foreign currency translation adjustment                  --                     --                   (130)                    --
                                                 ----------             ----------              ---------              ---------
Comprehensive loss                               $   (5,381)            $   (3,714)             $  (7,732)             $  (3,826)
                                                 ==========             ==========              =========              =========

G.  LEGAL PROCEEDINGS

               In addition to the Mayor's acquisition litigation discussed in Note C, the Company is also involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. A Federal court action was tried in January 1999, and the Federal court issued a judgment in favor of the Company, including an award of attorney's fees and costs. The former vendor has appealed the judgment. A state court action was tried in August 1999, and the state court issued a verdict in favor of the vendor, including an award of attorney's fees and costs. The Company intends to appeal this state court ruling. The Company believes the facts and the law support its positions and these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the final result of these legal matters. It should also be noted that the Company will incur significant ongoing legal fees.

H. SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

               The Statement of Cash Flows for the thirty-nine weeks ended October 30, 1999 does not include the following noncash transactions:

      Capital lease obligations incurred                          $   481,000


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
                                                                   ==========

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21SE of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's annual report on Form 10-K for the year ended January 30, 1999 and other reports filed with the Securities and Exchange Commission.

         The Company currently operates 24 Mayor's and Maier & Berkele luxury jewelry stores in Florida and Georgia. It also has an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001. On April 6, 1999, the Company was informed that this agreement would not be renewed beyond its February 1, 2001 term. The Company has been dependent on Sam's to conduct its business, and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the business of the Company subsequent to February 1, 2001. The July 1998 acquisition of Mayor's Jewelers has reduced this dependency on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to develop the luxury jewelry platform through the opening of two new stores during the remainder of 1999 and the opening of approximately ten new stores and strategic acquisitions during the Year 2000 and beyond. During the thirteen and thirty-nine weeks ended October 30, 1999, approximately 61% and 64%, respectively, of the Company's net sales were to Sam's customers, which are included in the captions Income from Discontinued Operations and Deferred Loss on Discontinued Operations in the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively.

          As a result of this announcement, the Company has developed and adopted a plan for the disposal of the Sam's business. This plan includes the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V., which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico, as well as the future sale or liquidation of the Company's Israel subsidiary, Exclusive Diamonds International, Limited, which manufactures diamonds primarily for retail sale in the Sam's Club jewelry counters. Therefore, starting in the second quarter of 1999, the Company began to account for its Sam's Club operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements.

         Consequently, the results of continuing operations for the thirteen and thirty-nine weeks ended October 30, 1999 include only the results of Mayor's. Since the Mayor's acquisition on July 28, 1998, the Company began to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business and currently a significant portion of the Company's resources are being spent on the development of the luxury jeweler platform through the opening of new stores and strategic acquisitions. The Company's operating infrastructure is designed to service a larger base of operations than the current Mayor's business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's and associated direct response businesses. In view of the investment being made into the Company infrastructure, continuing operations reflect costs which are higher than what normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $(5.4) million and $(15.7) million for the thirteen and thirty-nine weeks ended October 30, 1999. The Company intends to reduce the losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury guild jeweler.

SALES

               The Company's net sales from the Mayor's continuing operations for the thirteen and thirty-nine weeks ended October 30, 1999 were $32.2 million and $94.1 million, respectively, compared to $26.7 million for the thirteen and thirty-nine weeks ended October 30, 1998. The increase in revenues for the thirteen weeks ended October 30, 1999 is mainly attributable to increases in all product categories, with the largest increases in the watch category. Comparative net sales for the thirteen and thirty-nine weeks ended October 30, 1999 increased 26.5% and 9.6%, respectively, from the same periods during the prior year.

               The Company is seeking to expand its Mayor's chain into a national luxury jeweler, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. However, based upon economic projections the economy is expected to be favorable to the luxury goods retail industry during the upcoming holiday season. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to market effectively high-end watches. During the past two quarters, as the Company continually improved its assortment and quantity of watch brands in stock, a subsequent sales increase occurred. In addition, the Company plans to improve the merchandise assortment in its non-watch categories and to continue to clear out aged goods. This will result in stronger in stock positions which should then lead to increased sales in existing stores and set a precedent for new stores.

               Gross profit was 35.9% for the thirteen weeks ended October 30, 1999 and 36.0% for the thirty-nine weeks ended October 30, 1999. Gross profit was 38.7% for the thirteen and thirty-nine weeks ended October 31, 1998. The decrease in gross profit as a percentage of net sales for the thirteen weeks ended October 30, 1999 is a result of the Company's liquidation of its slow moving inventory at significantly reduced prices and an increase in watch sales which generally have a lower gross profit than other product categories. The Company believes there is opportunity to increase gross profit over the next couple of years. Areas for gross margin improvement include the purchasing of inventories at a lower cost, increasing the assortment of goods towards higher margin jewelry items, higher initial markups, reductions in shipping and handling costs, improving the Company's discipline with respect to purchase related discounts, and a reduction in required reserves for slow moving inventories as the Company continues to reduce its slow moving inventory in stock. In addition, as the Company has substantially completed its Mayor's integration, the Company expects to improve the allocation and management of inventory and as a result, other expenses such as inventory shrinkage and slow moving reserves are expected to decrease.

               Store operating and selling expenses were $10.3 million and $28.5 million for the thirteen and thirty-nine weeks ended October 30, 1999 compared to $8.2 million for the thirteen and thirty-nine weeks ended October 31, 1998. The increase in store operating and selling expenses for the thirteen weeks ended October 30, 1999 is mainly attributable to increased store commissions, chargecard and check processing fees and percentage rent which are directly related to the increased sales. Security expenses have also increased due to the Company's efforts to better secure the Mayor's stores. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a reduction in these expenses would be beneficial. However, as the expected sales increases occur in the Mayor's stores, the overall store operating and selling expenses as a percentage of sales will decrease. Also, as the number of stores in a particular geographic region increase, expenses such as advertising will decrease as a percentage of sales.

               General and administrative expenses were $4.2 million and $13.2 million for the thirteen and thirty-nine weeks ended October 30, 1999, compared to $5.0 million for the thirteen and thirty-nine weeks ended October 31, 1998. The decrease in general and administrative expenses for the thirteen weeks ended October 30, 1999 is primarily due to the consolidation of the Jan Bell and Mayor's back office functions and locations. The Company believes there is significant opportunity for savings in this area. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continually decrease as the Company expands its business. In addition to estate services, the Company is currently evaluating and testing catalog and Internet retail opportunities for their long term potential for earnings contribution to the Company. As sales from these programs increase, the percentage of these costs to revenues should decrease.

               Depreciation and amortization expenses were $1.7 million and $6.1 million for the thirteen and thirty-nine weeks ended October 30, 1999, compared to $1.7 million for the thirteen and thirty-nine weeks ended October 31, 1998. Depreciation and amortization expenses were consistent with the prior year for the thirteen weeks ended October 30, 1999. This is a result of an increase in amortization due to a higher Mayor's goodwill balance during the current year and an increase in depreciation as a result of new and remodeled stores which are net with a decrease primarily due to the write-off of the fixed assets at the previous Mayor's headquarters. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

                Interest expense related to the Company's working capital facility was $.8 million for the thirteen weeks ended October 30, 1999 and $1.8 million for the thirty-nine weeks ended October 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 30, 1999, cash and cash equivalents totaled $.2 million and the Company had $56.9 million outstanding under its working capital facility. The borrowings under this facility were primarily a result of the July 1998 acquisition of Mayor's. Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell common stock and the refinancing of Mayor's outstanding debt through an $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at October 30, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of
 .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

         During the thirty-nine weeks ended October 30, 1999, net cash used in operating activities was $8.5 million consisting of $16.4 million in cash used in continuing operations and $7.9 million in cash provided by discontinued operations. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. These working capital needs and the Company's new Mayor's locations opened or opening during the fourth quarter resulted in the Company's increased borrowings during the third quarter. This increase in cash flow requirements will be met with cash generated from operations and a planned reduction in the Sam's division inventories held in the Company's distribution center in preparation of the expiration of the Sam's agreement on February 1, 2001. Inventories in the Sam's Club counters during the remainder of 1999 are not expected to be significantly reduced.

               Net cash used in investing activities was $8.0 million during the thirty-nine weeks ended October 30, 1999, primarily related to an increase in costs associated with the Mayor's investment and the Company's new and remodeled stores. The Company has opened three new Mayor's stores, one each in Miami and Tampa, Florida and one in Buford, a suburb of Atlanta, Georgia. Also, the Company has replaced the Perimeter Mall Maier & Berkele store in Atlanta with a new 5,100 square foot Mayor's store. Under its Mayor's growth strategy, the Company plans to open approximately ten new stores per year in future fiscal periods. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to the inventories. The Company also estimates it will make back office capital expenditures of approximately $4.0 million during 1999, primarily for a new Mayor's credit and collections computer system, Year 2000 system additions and modifications as well as other management information system enhancements.

               On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount was increased by an additional $5 million. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The number of shares of common stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. The acquired shares will be held in treasury or canceled. During the thirty-nine weeks ended October 30, 1999, the Company purchased 4,890,100 shares at a cost of $15,173,000. The shares are currently held in treasury.

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

DISCONTINUED OPERATIONS

                The results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 related to the Sam's Division discontinued operations reflect the Company's continued strategy to maximize earnings in Sam's Club as much as possible until the contract ends, while also attempting to reduce inventory to a minimal level at that time. During the last three quarters, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Management does not expect any significant additional improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's and might recognize some declines as a result of the contract nonrenewal. The

Company expects to continue to have positive cash flows and positive income from Sam's during the remaining term of the Agreement. The Company believes that the discontinued Sam's operations during the remaining term of the Agreement will ultimately result in a net gain. This estimated gain considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexican operations which were sold in July 1999, the estimated loss on the Israel operations which are expected to be sold or liquidated during the next fiscal year, and an estimate for field and back office expenses expected during the transition out of Sam's. Income from discontinued operations have remained and are expected to continue to be consistent with prior years during the remainder of 1999, with the magnitude of revenues during the fourth quarter holiday season. The Company can, however, make no assurances regarding the results of the wind down of its Sam's division business, including matters related to the results of operations, personnel and inventories.

YEAR 2000 MATTERS

               The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and invoices, distribute merchandise to its retail locations or engage in similar business activities.

               Management has recognized the need to minimize the risk that its operations and relationship with vendors and other pertinent parties will not be adversely effected by software processing errors arising from calculations using the year 2000 or beyond. A significant number of the Company's computer applications and systems have required modification in order to render these systems Year 2000 compliant. Failure by the Company to resolve internal Year 2000 issues could result in an inability to process its daily business for a period of time. However, the Company presently believes that scenario is not likely given the progress made in its Year 2000 compliance plan.

               The Company has used a combination of internal and external sources to analyze and make the needed corrections to its information systems, personal computers, hardware and network applications. These systems included areas such as credit, point of sale, payroll, merchandise buying and distribution and financial and management reporting. Testing is in progress and is substantially completed. All technological and operating applications and systems have been upgraded and/or replaced with Year 2000 compliant versions. As of October 30, 1999, the Company estimates that the business is approximately 98% compliant. The Company has communicated and will continue to communicate with its suppliers and others with which it does business to monitor and evaluate the Year 2000 conversion process.

               As of October 30, 1999, the Company's entire systems hardware infrastructure was Year 2000 compliant. Additionally, all hardware and operating systems have been successfully tested using required simulated date conditions. This includes all network equipment such as servers, routers, hubs, switches, PC's and printers; all communication equipment such as phone switches; all mid-range systems, polling systems, point-of-sale systems, in-store systems and credit card systems; and all building security, alarm and maintenance systems. Also, all mission critical application systems are Year 2000 compliant. Simulation testing for these application systems was completed in early December 1999.

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

               The Company's cumulative expenditures related to the Year 2000 issue approximated $2.2 million through October 30, 1999. It is expected that the remaining Year 2000 expenditures will approximate $.2 million. Included in this $2.4 million is approximately $.9 million of new computer hardware and software which will significantly upgrade the Company's financial systems. The Company expects to fund these costs through its cash provided by operations as well as borrowings under its working capital facility, if needed. Certain of these costs are being expensed as incurred.

               The Company has developed basic contingency plans to restore the material functions of each of its systems or activities in case of a Year 2000 failure, which consists primarily of the manual operation of the business. The Company plans to continually refine these plans and make them more comprehensive as additional information becomes available from testing or third party suppliers.

               There can be no assurances that the Company will be able to complete all the modifications in the required time frame, that unanticipated events may occur, or that all issues will have been identified before problems occur. The Company's Year 2000 efforts are ongoing and the overall plan including the contingency plans will continue to evolve as new information becomes available. While the Company anticipates no major interruption of business, that will be dependent in part upon the ability of third parties to be compliant. Although the Company is addressing all Year 2000 issues to lessen potential problems, the Company is unable to eliminate them or to estimate the final effect Year 2000 risks will have on operational results. If the Company is unable to open or operate its retail locations, sales could decline until the problems are corrected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

               The disclosure in the Annual Report on Form 10-K filed April 28, 1999 is incorporated by reference herein. The Company does not believe that the risk related to interest rate changes is materially different than it was at the date of the referenced report.

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

               One should carefully evaluate such statements by referring to the factors described in the Company's filings with the SEC, especially on Form's 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Item 2 of the Form's 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties. In addition to the factors previously discussed or referenced in this report, the following are some of the other important factors that could cause results to vary.

               The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive licensed concession at all of Sam's existing and future domestic and five Puerto Rico locations through February 1, 2001. On April 6, 1999, the Company was informed by Sam's that its concession agreement would not be renewed beyond its expiration date. The Company has been dependent on Sam's Club to conduct its business and, without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company subsequent to February 1, 2001.

               The Company is pursuing new growth opportunities primarily in the luxury jeweler platform. However, management continuously considers other growth opportunities including acquisitions of businesses complementary to that of the Company, which could require a significant investment of funds and management attention. Any such growth opportunities will be subject to all of the risks inherent in the establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

               During 1999 the Company has opened three new Mayor's stores and replaced the Perimeter Mall Maier & Berkele store in Atlanta with a new 5,100 square foot Mayor's store. The Company currently plans to open 2 additional Mayor's stores during the remainder of 1999. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

               In addition to the Mayor's acquisition litigation discussed in Note C, the Company is also involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. A federal court action was tried in January 1999, and the federal court issued a judgment in favor of the Company, including an award of attorney's fees and costs. The former vendor has appealed the judgment. A state court action was tried in August 1999 and the state court issued a verdict in favor of the vendor, including an award of attorney's fees and costs. The Company intends to appeal this state court ruling. The Company believes the facts and the law support its positions and these matters should not materially affect the financial position of the Company; however, there can be no assurance as to the final result of these legal matters. It should also be noted that the Company will incur significant ongoing legal fees.

               The working capital facility agreement contains covenants, which require the Company to maintain financial ratios including a leverage ratio, fixed charge ratio, tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the applicable covenants.



                           PART II: OTHER INFORMATION

                                      NONE

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


                                       JAN BELL MARKETING, INC.
                                       ---------------------------------------
                                       (Registrant)



                                       By: /s/ DAVID P. BOUDREAU
                                           ------------------------------------
                                           Chief Financial Officer and
                                           Senior Vice President of
                                           Finance & Treasurer


Date:  December 10, 1999