Form 10-K405
period 2000-01-29
JAN BELL MARKETING INC
filed 2000-04-19
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         FOR THE FISCAL YEAR ENDED JANUARY 29, 2000 OR

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 3, 2000, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $53,017,393. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 14, 2000, 20,183,368 shares of Common Stock ($.0001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the definitive Proxy Statement for the 2000 Annual Shareholders' meeting (to be filed).

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 45.

                            JAN BELL MARKETING, INC.

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
PART I

         Item 1       Business                                                                4
         Item 2       Properties                                                             14
         Item 3       Legal Proceedings                                                      15
         Item 4       Submission of Matters to a Vote of Security Holders                    15

PART II

         Item 5       Market for the Registrant's Common Equity and Related
                      Stockholder Matters                                                    16
         Item 6       Selected Financial Data                                                17
         Item 7       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                              19
         Item 8       Financial Statements and Supplementary Data                            25
         Item 9       Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                               44

PART III

         Item 10      Directors and Executive Officers of the Registrant                     45
         Item 11      Executive Compensation                                                 45
         Item 12      Security Ownership of Certain Beneficial Owners and
                      Management                                                             45
         Item 13      Certain Relationships and Related Transactions                         45

PART IV
         Item 14      Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K                                                               45



                                     PART I

ITEM 1. BUSINESS

GENERAL

         The information in this section pertains to the business of Jan Bell Marketing, Inc. and subsidiaries ("Jan Bell" or the "Company") including its wholly-owned subsidiary Mayor's Jewelers, Inc. ("Mayor's") which was acquired on July 28, 1998. Fiscal 1999 throughout this document refers to the Company's fiscal year ended January 29, 2000. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

MAYOR'S JEWELERS

         Mayor's is a leading upscale retailer of fine quality guild jewelry, watches and giftware. Mayor's was founded in 1910 and currently operates 21 stores in Florida under the "Mayor's" name and 5 stores in the Atlanta, Georgia metropolitan area under the "Mayor's" and "Maier & Berkele" name (both referred to as "Mayor's"). Mayor's has a long-established reputation in its principal market areas as a premier guild jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a guild jeweler, the Company does not sell "costume" or gold filled jewelry; rather, all of its jewelry products are constructed of 14 or 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality and craftsmanship. The average price per item of all merchandise sold in Fiscal 1999 was approximately $1,180, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

         Mayor's distinguishes itself from most of its competitors by offering a larger selection of distinctive and higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training in its sales force. Mayor's experienced buyers procure distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor's to sell fine quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best trained staff of sales professionals in the industry as a result of Mayor's emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

SAM'S CLUB

         Jan Bell retails fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, ("Sam's"), a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates a concession at all of Sam's domestic and Puerto Rico locations through February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. The Company offers products at Sam's including fine jewelry, watches, fragrances, fine writing instruments, sunglasses and certain collectibles and accessories. See "Warehouse Membership Clubs." During April 1999, the Company was informed by Sam's that the concession agreement would not be renewed beyond its expiration date. Sales to Sam's customers during Fiscal 1999 accounted for approximately 62% of the Company's net sales. The Company's acquisition of Mayor's will mitigate the loss of the Sam's business, although the concession non-renewal will have a material adverse effect on the business of the Company. To compensate for the loss of the Sam's business, the Company will focus its attention and resources on expanding Mayor's into a national retailer. In addition, the Company will consider other acquisitions. In the interim, the Company is developing and implementing a transition plan to efficiently exit from the Sam's business. During this time, the impact on the Company's revenue and profitability is uncertain primarily attributable to operational matters, inventory management and associate turnover and retention. Management recognizes the need for and is focused on efficiently executing its exit strategy as well as plans for future growth. Please refer to
Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

GROWTH OPPORTUNITIES

         The Company will seek to expand its business beyond the arrangement with Sam's. The acquisition of Mayor's was a significant initial step towards that goal. Through the reduction of working capital requirements, continual profitability and the infusion of capital expected from the Sam's termination through inventory reductions, the Company believes that it has the financial strength to embark on other retail growth strategies.

         Management intends to capitalize on the Mayor's business strategy to pursue growth opportunities in selected new geographic markets where the local demographics and the nature of competition would support new high-volume luxury guild jewelry stores. In Fiscal 2000 and subsequent years, the Company intends to add new stores (eight to ten per year are targeted) either through new store openings or, as the opportunity arises, through acquisitions. The Company estimates that the investment required to open a new Mayor's store is approximately $1.2 million for fixtures and leasehold improvements (after landlord concessions) and approximately $3 million for inventory. The Company has identified potential new markets which appear attractive, but there can be no assurance that the Company will be able to find appropriate sites or in fact develop or acquire new stores in these or other markets.

         The Company also established a Mayor's website (WWW.MAYORS.COM), which provides information about Mayor's and offers for sale a limited selection of jewelry, watches and gift items. The Company introduced its Mayor's estate Internet site (WWW.MAYORSAUCTION.COM) during the second quarter of Fiscal 1999. The Company will review other Internet opportunities on an on-going basis.

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

         Management believes that Mayor's is one of the largest authorized jewelers for selected products in North America. Management also believes that the wide selection of merchandise positions the Mayor's stores as a "destination of choice" for purchasers of fine quality jewelry and watches.

         During Fiscal 1999 net sales by product were as follows: watches - 44%; diamonds basic - 22%; jewelry - 25%; other - 9%. The Rolex brand, which is included in watch sales, accounted for 30% of total Mayor's sales.

SAM'S AND WAREHOUSE MEMBERSHIP CLUBS

         The Sam's division principal products are gold jewelry set with diamonds and/or other precious and semi-precious gemstones, gold chains, other forms of gold and silver jewelry and watches. This product line includes chains, pendants, bracelets, watches, rings and earrings. Other consumer products include perfumes and fragrances, sunglasses, writing instruments, and collectible and giftware products. During Fiscal 1999, approximately 84% of net sales were in jewelry and watches and approximately 16% of net sales were in other consumer products.

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

         The Company's principal customers for these products during Fiscal 1999, 1998, and 1997 were members of Sam's. In Fiscal 1999, 1998, and 1997, approximately 62%, 73%, and 93% respectively, of the Company's net sales originated from Sam's. Prior to May 1993, the Company had an agreement to be the primary supplier of fine jewelry, watches and fragrances to all present and future Sam's locations until February 1997. In May 1993, the arrangement was changed to provide that the Company would operate an exclusive licensed concession at all Sam's existing and future domestic locations through February 1, 1999. In March 1994, the arrangement was extended through February 1, 2001. During April 1999, the Company was informed by Sam's that the concession arrangement would not be renewed beyond its expiration date. It is anticipated that Jan Bell will continue to operate pursuant to the terms of the existing agreement until the expiration scheduled for February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to.

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

PURCHASING

MAYOR'S

         The Mayor's staff of experienced buyers procures distinctive merchandise directly from manufacturers, diamond cutters, and other suppliers worldwide enabling Mayor's to sell fine quality merchandise often not available from others jewelers in its markets. Buyers generally specialize in purchasing merchandise in categories such as diamonds, watches, gold jewelry, and giftware. Buyers frequently visit both Mayor's and competitors' stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs.

         The Company's worldwide buying power allows Mayor's to pass its savings on to its clients through competitively priced merchandise at Mayor's stores. While Mayor's does not emphasize discounting, it does actively compete with other jewelry retailers on the basis of price, particularly with regard to brand name items such as watches, with respect to which comparison shopping is common.

         DIAMOND AND GEMSTONES

         During Fiscal 1999, revenues from sales of diamond jewelry and diamond jewelry with gemstones represented approximately 39% of Mayor's net sales. Whenever possible, Mayor's purchases unset diamonds and other precious gemstones directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from Japan. These diamonds and other gemstones are frequently furnished to independent goldsmiths for setting, polishing and finishing pursuant to Company instructions, as well as to Mayor's facilities in order to deliver a finished product at the best possible value.

         WATCHES

         Mayor's purchases watches from a number of leading manufactures and suppliers. During Fiscal 1999, merchandise supplied by Rolex, the Company's largest supplier, accounted for approximately 30% of Mayor's net sales. Certain name brand watch manufacturers, including Rolex, have distribution agreements with the Company that provide for specific sales locations as well as yearly renewal terms with earlier termination provisions at the manufacturer's discretion. Although management believes the Company enjoys excellent relationships with all of its major suppliers of watches, there is no assurance that its operations would not be adversely affected if it were no longer able to purchase watches from such suppliers. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         OTHER PRODUCTS

         In Fiscal 1999, Mayor's purchased jewelry and giftware for sale in Mayor's stores from over 500 suppliers. Many of these suppliers have long standing relationships with Mayor's. Another source of jewelry is Mayor's estate division, which purchased approximately $7.1 million in jewelry from estates, individuals and bank and trust departments during Fiscal 1999. Management believes that the estate division often provides Mayor's with the ability to obtain jewelry and raw material inventory at significant savings, thereby increasing gross profit margins.

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

         WATCHES

         The Company purchased approximately 47% and 49% of watches through parallel marketed means during Fiscal 1999 and Fiscal 1998, respectively, as well as approximately 53% and 51% of watches directly from other manufacturers during Fiscal 1999 and Fiscal 1998, respectively. Parallel-marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. See "REGULATION."

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

SEASONALITY

         The Company's jewelry business is highly seasonal, with the fourth quarter (which includes the Christmas shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 40% of the Company's Fiscal 1999 net sales were made during the fourth quarter.

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

SAM'S

         The Company used to perform certain jewelry manufacturing in Israel; such manufacturing ceased in December 1999. During Fiscal 1999, approximately 16% of diamond and gemstone products purchased for Sam's were manufactured by the Company in Israel. The remaining gemstone products were manufactured or purchased from third parties. All gold and watch products are manufactured by third parties.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

MAYOR'S

         GENERAL

         The Company distinguishes itself from most of its competitors by offering a larger selection of distinctive and higher quality merchandise at many different price points. Mayor's keeps substantially its entire inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store. If a client desires an item which is not available in a particular store, it can generally be transferred from another store, usually in less than twenty-four hours. To assist in this process, each sales professional is instructed to contact the Company's customer service department, which in turn uses Mayor's imaging system which includes substantially all of the inventory to determine if another store carries the requested merchandise.

         The Company believes that the elegant ambiance of its stores and attractive merchandise displays play an important role in providing an atmosphere for encouraging sales. The Company pays careful attention to detail in the design and layout of each of its stores, particularly lighting, color, choice of materials and placement of display cases. The Company also places substantial emphasis on its window displays as a means of attracting walk-in traffic and reinforcing its distinctive image. The Company's display department designs and creates window and store merchandise case displays for all stores. Window displays are frequently changed to provide variety and to reflect seasonal events such as Christmas, Valentine's Day and Mother's Day.

         A manager, two assistant managers, six additional sales professionals, and three office associates staff a typical Mayor's store with an average of approximately $6 million in annual sales. Each store manager reports to a regional director of operations. The regional directors report to the Vice President of Mayor's Store Operations. Many Mayor's stores also have a watchmaker or jeweler on the premises to make repairs. Management believes that the availability of these craftsmen reinforces the Company's image as a full-service guild jeweler and encourages customers to patronize its stores.

         PERSONNEL AND TRAINING

         Mayor's places substantial emphasis on the professionalism of its sales force to maintain its position as a leading upscale jeweler. Mayor's strives to hire only highly motivated, friendly and customer-oriented individuals. All new sales professionals attend a course where they are trained in technical areas of the jewelry business, specific service techniques and Mayor's commitment to client service. In general, Mayor's trains its sales personnel to establish a personal rapport with each client, to identify client preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales professionals are key components of Mayor's success.

         As part of Mayor's commitment to training, the Company established "Mayor's University", a formalized system of in-house training with a primary focus on client service that involves extensive classroom training, the use of detailed operational manuals, in-store mentorship programs and product knowledge testing. All attendees must perform satisfactorily on written tests and quizzes that are administered during the training program in order to retain their employment with the Company. To help ensure successful skill transference from the classroom training environment to the sales floor, store management works with each new sales professional on a one-to-one basis in the store. Each new sales professional is partnered with a mentor in the store, who trains the new associate on basic operational procedures. In addition, the Company conducts in-house training seminars on a periodic basis and administers training modules with audits to (i) enhance the quality and professionalism of all sales professionals, (ii) measure the level of knowledge of each sales professional and (iii) identify needs for additional training. The Company also provides store managers with more extensive management and client service training that emphasizes "on-the-job" coaching and training instruction techniques.

         Mayor's also stresses external training for its sales professionals. The Company encourages all associates to complete a series of courses such as that offered by the Gemological Institute of America (GIA), an independent industry-recognized diamond grading laboratory and gemological school.

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

         CREDIT OPERATIONS

         Sales under Mayor's proprietary credit cards accounted for approximately 30% of the Company's net sales during Fiscal 1999. Mayor's credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

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

         Mayor's credit department, located at the Company's corporate office, makes all credit decisions. Neither sales personnel nor store managers are authorized to grant credit. Mayor's has developed a detailed creditworthiness analysis on which it bases its credit decisions. A customer will generally receive a credit approval or denial in less than 15 minutes. Mayor's custom-designed, computerized accounts receivable systems provide credit office personnel with on-line decision making information, including new accounts processing, credit authorizations and customer inquiries.

         As of January 29, 2000 Mayor's had approximately 57,000 credit card holders. Mayor's utilizes its credit card customer base in its targeting marketing programs.

         Mayor's has a collections department, which follows up on delinquent accounts. Collectors are trained on collection programs, which have been developed in house by the credit organization. Early stage delinquencies are handled with an approach to customer goodwill. If accounts progress in delinquency, more assertive action is taken. Ultimately, if a delinquent account cannot be collected in house, outside legal action is undertaken. During Fiscal 1999, Mayor's bad debt expense as a percentage of credit sales was approximately 3.6%.

SAM'S

         GENERAL

         Each retail department is supervised by a counter manager whose primary duties include member sales and service, scheduling and training of associates, and maintaining loss prevention and visual presentation standards. The departments are generally staffed by the counter manager and a minimum of two staff associates depending on sales volume. At least one Jan Bell employee staffs the department during operating hours. The departments employ temporary associates during peak selling seasons such as Christmas. Each department is generally open for business during the same hours as the Sam's location in which it operates. Except for extended hours during certain holiday seasons, Sam's locations are generally open Monday through Friday from 10:00 a.m. to 8:30 p.m., 9:00 a.m. to 8:30 p.m. on Saturdays and 10:00 a.m. to 7:00 p.m. on Sundays.

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

         DEPARTMENT COUNT

         The following table sets forth data regarding the number of departments at Sam's locations which the Company operated:

                                                              Fiscal     Fiscal      Fiscal
                                                               1999       1998        1997
                                                               ----       ----        ----
         Departments:
         Operated, beginning of period                          455         447          440
         Sam's Clubs opened during period                        13           8            8
         Sam's Clubs closed during period                         1           0            1
                                                              -----       -----         ----
         Operated, end of period                                467         455          447
                                                                ---         ---          ---
         Net increase                                            12           8            7
                                                               ====       =====        =====


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

COMPETITION

         The retailing industry is highly competitive. The Company's competitors include foreign and domestic jewelry retailers, national and regional jewelry chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service. With the consolidation of the retail industry that is occurring, the Company believes that competition with other general and specialty retailers and discounters will continue to increase.

REGULATION

         The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

         As a part of the discontinued Sam's operations, Jan Bell bears certain risks in purchasing parallel marketed goods which includes certain watches and other products. Parallel-marketed goods are products to which trademarks are legitimately applied but which were not necessarily intended by their foreign manufacturers to be imported and sold in the United States. The laws and regulations governing transactions involving such goods lack clarity in significant respects. From time to time, trademark or copyright holders and their licensees initiate private suits or administrative agency proceedings seeking damages or injunctive relief based on alleged trademark or copyright infringement by purchasers and sellers of parallel-marketed goods. While Jan Bell believes that its practices and procedures with respect to the purchase of goods lessen the risk of significant litigation or liability, Jan Bell is from time to time involved in such proceedings and there can be no assurance that additional claims or suits will not be initiated against Jan Bell or any of its affiliates, and there can be no assurances regarding the results of any pending or future claims or suits. Further, legislation is introduced in Congress from time to time regarding parallel marketed goods. Certain legislative or regulatory proposals, if enacted, could materially limit Jan Bell's ability to sell parallel marketed goods in the United States. There can be no assurances as to whether or when any such proposals might be acted upon by Congress or that future judicial, legislative or administrative agency action will restrict or eliminate these sources of supply. Jan Bell has identified alternate sources of supply or categories of similar products, although the cost of certain products may increase or their availability may be lessened. Please refer to
Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

         The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is provided primarily through bank cards such as Visa (R), Mastercard (R) and Discover (R), without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

EMPLOYEES

         As of April 1, 2000, the Company employed approximately 2,672 persons on a full-time basis, including approximately 468 in regional and local sales in the Mayor's stores and 1,806 in Sam's, 165 in inventory and distribution and 203 in administrative and support functions. In addition, the Company also employed approximately 623 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

               The Company's corporate headquarters is owned by the Company and located on 11.1 acres in a 131,000 square foot building in Sunrise, Florida. In March 1999, the Company sold the previous corporate headquarters, a 64,000 square foot building on 3.7 acres, located adjacent to the current headquarters.

               As of April 1, 2000, Mayor's had a total of 35 leased stores, of which 26 are operating and 9 are in the process of being constructed or are in the design phase. Mayor's leases its stores, with rent generally the greater of a percentage of the store's sales volume (subject to certain adjustments) or a fixed minimum base rent. The Mayor's lease terms generally range from two to 15 years. Due to Mayor's high volume of sales, Mayor's has historically paid rent for most stores based on sales. Lease rental payments are also subject to annual increases for tax and maintenance. The following table summarizes all store leases:


                                              Total
Operating Stores                            Square Feet      Expiration           Location
----------------                            -----------      ----------           --------
Altamonte Mall                                  3138          Nov-2000      Altamonte Springs, FL
Aventura Mall                                   3447          Jan-2009           N. Miami Bch, FL
Boca Town Center                                5878          Jan-2007             Boca Raton, FL
Boynton Beach Mall                              3065          Jan-2001          Boynton Beach, Fl
Brandon Town Center                             4110          Jun-2005                Brandon, FL
Broward Mall                                    2236          Dec-2004             Plantation, FL
Buckhead Store                                 10000          Apr-2009                Atlanta, GA
Citrus Park Town Center                         3953          Jan-2010                  Tampa, FL
Coral Gables                                    2500          Dec-2002           Coral Gables, FL
Dadeland Mall                                   5700          Jan-2007                  Miami, FL
The Falls                                       1643          Jan-2004                  Miami, FL
Florida Mall                                    5070          Jan-2010                Orlando, FL
The Galleria at Fort Lauderdale                 3682          Jan-2005         Ft. Lauderdale, FL
The Gardens of the Palm Beaches                 2907          Jan-2004     Palm Beach Gardens, FL
Lenox Square Mall                               4587          Dec-2003                Atlanta, GA
Lincoln Road                                    4250          May-2009            Miami Beach, FL
Mall of Georgia                                 3486          Jan-2010             Mill Creek, GA
Miami International Mall                        3226          Jan-2006                  Miami, FL
North Point Mall                                2135          Dec-2002             Alpharetta, GA
Orlando Fashion Square                          4095          Jun-2005                Orlando, FL
Perimeter Mall                                  5157          Jan-2009                Atlanta, GA
Seminole Towne Center                           3461          Jan-2006                Sanford, FL
The Shops at Sunset Place                       2051          Jan-2010                S Miami, FL
Southgate Plaza                                 4605          Mar-2010               Sarasota, FL
Treasure Coast Square                           2506          Jan-2001           Jensen Beach, FL
Westland Mall                                   4200          Jan-2001                Hialeah, FL



Future Stores                                                                                     Expected Opening
-------------                                                                                     ----------------
Northbrook Court Mall                           4063          Jan-2011          Northbrook, IL        Jun-2000
Tyson Galleria                                  4626               (1)              McLean, VA        Jul-2000
Stonebriar Centre                               5155               (1)              Frisco, TX        Aug-2000
Desert Passage                                  5168          Jan-2011           Las Vegas, NV        Aug-2000
The Galleria at Roseville                       6010               (1)           Roseville, CA        Aug-2000
City Place at West Palm Beach                   6000          Oct-2010     West Palm Beach, FL        Oct-2000
North East Mall                                 5172          Jan-2011               Hurst, TX        Oct-2000
Somerset Collection                             6000               (1)                Troy, MI        Oct-2000
Fashion Island                                  5900               (1)       Newport Beach, CA        Nov-2000
Altamonte Mall                                  5782               (2)   Altamonte Springs, FL        Nov-2000


(1)      Final terms are currently being negotiated.
(2)      Remodeling and expansion of an existing store.

         As of April 1, 2000, the Company had licensed concession operations at 469 Sam's locations in 48 states throughout the United States and Puerto Rico. The typical licensed concession consists of approximately 260 to 275 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended January 29, 2000.

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

                                                          High           Low
                                                          -----         -----
         Year Ended January 29, 2000
           Thirteen Weeks Ended May 1, 1999               $7.19         $2.31
           Thirteen Weeks Ended July 31, 1999              3.81          2.75
           Thirteen Weeks Ended October 30, 1999           3.25          2.44
           Thirteen Weeks Ended January 29, 2000           3.50          2.31

         Year Ended January 30, 1999
           Thirteen Weeks Ended May 2, 1998               $5.94         $2.69
           Thirteen Weeks Ended August 1, 1998             7.94          4.63
           Thirteen Weeks Ended October 31, 1998           7.25          4.00
           Thirteen Weeks Ended January 30, 1999           7.50          4.50

         The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 3, 2000 was $2.75. On April 3, 2000, the Company had 754 stockholders of record.

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


                                          Fifty-Two       Fifty-Two       Fifty-Two        Fifty-Two       Fifty-Two
                                            Weeks           Weeks           Weeks            Weeks           Weeks
                                            Ended           Ended           Ended            Ended           Ended
                                          Jan. 29,        Jan. 30,         Jan. 31,         Feb. 1,         Feb. 3,
                                            2000            1999             1998            1997            1996
                                         ------------    ------------    -------------    ------------    ------------
INCOME STATEMENT DATA:
Net Sales                                   $155,344        $ 82,221          $    --         $    --         $    --

Cost of Sales                                 94,596          50,113               --              --              --
                                         ------------    ------------    -------------    ------------    ------------
Gross Profit                                  60,748          32,108               --              --              --
Store operating and selling
   expenses                                   43,316          22,811               --              --              --
General and administrative
   expenses                                   20,304          11,003               --              --              --
Depreciation and amortization                  7,648           3,390               --              --              --
                                         ------------    ------------    -------------    ------------    ------------
Operating loss                               (10,520)         (5,096)              --              --              --
Interest and other income                      2,149           1,061               --              --              --
Interest expense                              (2,619)         (1,744)              --              --              --
                                         ------------    ------------    -------------    ------------    ------------
Net loss from continuing operations
   before cumulative effect of a
   change in accounting principle            (10,990)         (5,779)              --              --              --
Cumulative effect of a change in
   accounting principle                       (2,173)             --               --              --              --
                                         ------------    ------------    -------------    ------------    ------------
Net loss from continuing operations          (13,163)         (5,779)              --              --              --
Income (loss) from discontinued
   operations (1)                              8,078          22,997           10,043             761          (3,442)
                                         ------------    ------------    -------------    ------------    ------------
Net income (loss)                          $  (5,085)       $ 17,218         $ 10,043         $   761      $  ( 3,442)
                                         ============    ============    =============    ============    ============
Net income (loss) per common share:
         Continuing operations before
            cumulative effect of a
            change in accounting
            principle                         $(0.43)         $(0.21)           $  --           $  --         $    --
         Cumulative effect of a change
            in accounting principle            (0.09)           0.00               --              --              --
         Discontinued operations                0.32            0.84             0.39            0.03           (0.13)
                                         ------------    ------------    -------------    ------------    ------------
                                             $(0.20)          $ 0.63            $0.39           $0.03         $ (0.13)
                                         ============    ============    =============    ============    ============


                                                                     (CONTINUED)


BALANCE SHEET DATA (AT PERIOD END):
Working capital                             $ 65,118        $ 53,366         $111,764        $ 96,828        $ 96,762
Total assets                                 220,463         236,595          151,712         139,385         153,173
Credit facility, less amounts
   classified as current                      24,424          26,409               --              --           7,500
Stockholders' equity                         136,555         163,686          135,579         125,373         125,225


(1) Discontinued operations include other charges for the fifty-two weeks ended January 29, 2000 which consists of a $2 million write-off of goodwill for Exclusive Diamonds International, Limited related to the termination of the Sam's agreement.
         Discontinued operations include other charges for the fifty-two weeks ended February 1, 1997 which consists of (a) $2 million in severance payments to the Company's former President and Chief Executive Officer;
         (b) $630,000 write-off of financing costs in connection with the Company's repayment of senior notes; (c) $1.5 million write-down of the corporate headquarters building which the Company placed on the market for sale; and (d) $1.5 million provision for the closing of two Jewelry Depot locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The years ended January 29, 2000, January 30, 1999 and January 31, 1998 are referred to herein as Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The operating results presented represent the activity of the Company's continuing operation, Mayor's Jewelers, Inc., a twenty six store luxury jewelry chain the Company acquired July 28, 1998. As the Mayor's business is highly seasonal with the fourth quarter (which includes the Holiday shopping season) historically contributing significantly higher sales and operating results than any other quarter, it should be noted that the six months of operating results in Fiscal 1998 included are not representative of the operating results for an annual period. Therefore, operating results in Fiscal 1999 were impacted by the less profitable first six months of the year, which are not included in the operating results for Fiscal 1998.

         The Company also retails, as a discontinued operation, fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operates a concession at all of Sam's domestic and Puerto Rico locations through February 1, 2001 unless an earlier termination arrangement is structured and mutually agreed to. During April 1999, the Company was informed by Sam's that the concession agreement would not be renewed beyond its expiration date.

         As a result of the non-renewal, the Company has developed a plan for the disposal of the Sam's business. This plan includes the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V., which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico, as well as the future sale or liquidation of the Company's subsidiary, Exclusive Diamonds International, Limited, which manufactures diamonds primarily for retail sale in the Sam's jewelry counters. Therefore, starting in the second quarter of Fiscal 1999, the Company began to account for its Sam's operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its consolidated financial statements. The assets and liabilities of Sam's is recorded as "Net assets of discontinued operations," and the operations of Sam's and the costs of the discontinuance since the date of adoption of the plan, which are expected to result in a net gain at the culmination of the process, are accumulated in the "Deferred gain from discontinued operations" accounts of the Company's Consolidated Balance Sheets. The net results of operations of Sam's prior to the adoption of the plan are included in net income from discontinued operations included in the accompanying Consolidated Statements of Operations. Accordingly, the results of continuing operations for Fiscal 1999 and Fiscal 1998 include only the results of Mayor's.

         Since the Mayor's acquisition, the Company has begun to review ongoing strategies to increase revenues and achieve expense savings in existing Mayor's stores and currently a significant portion of the Company's resources are being spent on the continued development of the luxury jeweler platform through the opening of new stores. The Company's operating infrastructure is designed to service a larger base of operations than the current Mayor's business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's. In view of the investment being made into the Company infrastructure, continuing operations reflect costs which are higher than what normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's Division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $13.2 million and $5.8 million for Fiscal 1999 and Fiscal 1998, respectively. The Company intends to reduce these losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury guild jeweler.

          The results of operations for Fiscal 1998 include the results of Mayor's for the period subsequent to the acquisition date of July 28, 1998. During this period, the Company began to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business. These include efforts to reduce and better balance inventory levels, reduce the amount of discontinued inventory in stock and replace with current merchandise, and increase inventory turns. Also, the Company believes gross margins can be increased through shifting the sales mix toward higher margin jewelry products, reducing purchasing costs of inventory, and reducing discounts given at the point of sale on nondiscontinued inventory.

          The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season.

          The following discussion includes pro forma results for Mayor's as if the acquisition had occurred February 1, 1998, for the year ended January 30, 1999 for comparative purposes. This does not include the results of operations for Fiscal 1997 as it was prior to the Mayor's acquisition.

         The following table for continuing operations sets forth for the periods indicated the percentage of net sales for certain items in the Company's Consolidated Statements of Operations and related pro forma information as defined above:



                                                                             Income and Expense Items as a
                                                                                 Percentage of Net Sales
                                                                  ----------------------------------------------------
                                                                  Year Ended Jan. 29, 2000    Year Ended Jan. 30, 1999
                                                                          (Actual)             (Pro Forma Unaudited)
                                                                  ------------------------   -------------------------
       Net sales                                                    $155,344       100.0%       $143,855       100.0%
       Cost of sales                                                  94,596        60.9          86,730        60.3
                                                                    --------       -----        --------       -----
       Gross profit                                                   60,748        39.1          57,125        39.7
       Store operating and selling expenses                           43,316        27.9          39,941        27.8
       General and administrative expenses                            20,304        13.1          23,703        16.5
       Depreciation and amortization                                   7,648         4.9           7,346         5.1
                                                                    --------      ------        --------      ------
       Operating loss                                                (10,520)       (6.8)        (13,865)       (9.7)
       Interest and other income                                       2,149         1.4           2,198         1.5
       Interest expense                                                2,619         1.7           5,242         3.6
                                                                    --------      ------        --------      ------
       Net loss from continuing operations before
          cumulative effect of a change in accounting principle     $(10,990)       (7.1%)      $(16,909)     (11.8%)
                                                                    ========      ======        =========     =====
       Number of stores                                                               26                         24
                                                                                  ======                      =====

SALES

         The Company's net sales from the Mayor's continuing operations for Fiscal 1999 were $155.3 million compared to $143.9 million for pro forma Fiscal 1998. Comparative store net sales from Mayor's for Fiscal 1999 increased 10.8% compared to pro forma Fiscal 1998. The increase in revenues is mainly attributable to increases in all product categories, with the largest increase in the watch category. By opening new stores outside of Mayor's current geographical marketplace, the Company is seeking to expand its Mayor's chain to a national luxury jeweler, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprises a significant portion of the Mayor's business, which is a result of the Company's ability to market effectively high-end watches. The Company's future sales results in these new stores could be adversely impacted because some current watch vendor distribution agreements do not provide for the marketing of new products in these new locations. The Company is continually seeking to improve its merchandise assortment and quantity and is seeking to clear out aged goods which it inherited as a result of the acquisition. This should result in stronger stock positions which should then lead to increased sales in existing stores and set a precedent for new stores.

COST OF SALES AND GROSS PROFIT

         Gross profit in Fiscal 1999 was 39.1% compared to 39.7% in Fiscal 1998. The decrease in gross profit as a percentage of net sales for Fiscal 1999 is a result of the Company's liquidation of its slow moving inventory at significantly reduced prices and a disproportionate increase in watch sales which generally have a lower gross profit than other product categories. The Company believes there is opportunity to increase gross profit over the next couple of years. Areas for gross margin improvement include the reduction of the purchasing cost of inventories, increasing the assortment of goods towards higher margin jewelry items, and improving the Company's discipline with respect to purchase related discounts. In addition, as the Company has substantially completed its Mayor's integration, the Company expects to improve the allocation and management of inventory and as a result, other direct costs such as slow moving reserves are expected to decrease.

STORE OPERATING AND SELLING EXPENSES

         Store operating and selling expenses were $43.3 million for Fiscal 1999 compared to $39.9 million for pro forma Fiscal 1998. The increase in store operating and selling expenses for Fiscal 1999 is mainly attributable to increased store commissions, security costs, chargecard and check processing fees and percentage rent which are directly related to the increased sales. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a material reduction in this expense structure would be beneficial.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $20.3 million for Fiscal 1999 compared to $23.7 million for pro forma Fiscal 1998. The decrease in general and administrative expenses for Fiscal 1999 is primarily due to the efficiencies created by the consolidation of the Jan Bell and Mayor's back office functions and locations. The Company believes there is opportunity for savings in this area. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continually decrease as the Company expands its business.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expenses were $7.6 million for Fiscal 1999, compared to $7.3 million for pro forma Fiscal 1998. The increase in amortization expense is primarily attributable to the goodwill recorded in connection with the Mayor's acquisition. The increase in depreciation is a result of the capital expenditures associated with the construction of new and remodeled stores which are net of the write-off of the fixed assets at the previous Mayor's headquarters. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income was $2.1 million in Fiscal 1999 and $2.2 million in pro forma Fiscal 1998. This income is primarily a result of finance charge income from the Mayor's chargecard. Interest expense was $2.6 million for Fiscal 1999, compared to $5.2 million for pro forma Fiscal 1998. The decrease in the refinancing of the interest expense in Fiscal 1999 is attributable to the partial paydown of Mayor's pre acquisition debt and debt at a lower interest rate.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         The Company reported a $2.2 million expense for a cumulative effect of a change in accounting principle in Fiscal 1999. This amount included costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale in inventory. The Company has decided to change this practice for continuing operations in order to conform to industry standards.

DISCONTINUED OPERATIONS

         The results of operations for Fiscal 1999, related to the Sam's Division discontinued operations reflect the Company's continued strategy to maximize earnings in Sam's until the contract ends, while also attempting to liquidate its inventory investment to a minimal level by that time. During Fiscal 1999, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Management does not expect any significant additional improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's and will recognize some declines as a result of the contract nonrenewal. The Company expects to continue to have positive cash flows and positive income from Sam's for the remaining term of the Agreement. This estimate considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexican operations which were sold in July 1999, the estimated loss on the Israel operations which are expected to be sold or liquidated during the next fiscal year, and an estimate for field and back office expenses expected during the transition out of Sam's. Throughout the remainder of the agreement the operating results of the discontinued operations will continue to accumulate in the balance sheet. Upon termination of the agreement the net results of these discontinued operations will then be processed through the income statement. Income from discontinued operations for Fiscal 1999 remained consistent with prior years. The Company can, however, make no assurances regarding the results of the wind down of its Sam's division business, including matters related to the results of operations, personnel and inventories.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 29, 2000, cash and cash equivalents totaled $1.0 million and the Company had $24.4 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at January 29, 2000. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates. The Company has the option of LIBOR plus 1.5% or the bank's adjusted base rate plus
 .25%. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends. Further, the Company is in the process of amending the agreement for all appropriate terms and conditions related to the expiration of the Sam's agreement.

         During Fiscal 1999, cash flows from continuing operating activities used $16.5 million in cash. Cash flows net of discontinued operations provided $35.1 million in cash. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. During Fiscal 1999 these seasonal needs and the Company's additional Mayor's locations opened during Fiscal 1999 were supplied primarily by the Company's cash from operating activities. During Fiscal 1999, the Company's peak level of inventory for both continuing and discontinued operations was $185.8 million requiring a maximum outstanding borrowing on the line of credit of $62.9 million. The $62.9 million of borrowings included a $15.9 million purchase of treasury stock. The Company anticipates overall less borrowing during Fiscal 2000 as the Company will attempt to reduce the Sam's Division inventories in contemplation of the expiration of the Sam's agreement on February 1, 2001.

         Net cash used in investing activities was $11.1 million in Fiscal 1999, primarily related to investments in capital expenditures. Fiscal 1999 capital expenditures include back office computer software and hardware as well as costs associated with new and remodeled Mayor's locations. The Company currently plans to open nine Mayor's stores during 2000. Under its Mayor's growth strategy, the Company plans to open approximately eight to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $2.0 million during Fiscal 2000, primarily for a new Mayor's credit and collections computer system, as well as other management information system enhancements.

         On April 16, 1999, the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which has subsequently increased another $10 million to $30 million. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance within the Securities Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The acquired shares will be held in treasury or canceled. During Fiscal 1999, the Company had repurchased 8,078,798 shares at a cost of $24.1 million.

         The Company believes that its cash on hand, projected cash from continuing and discontinued operations and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for Fiscal 2000; however, there can be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

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

INTEREST RATE RISK

         The Company's credit facility accrues interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company's earnings per share of a one-percentage point interest rate change on the outstanding balance as of January 29, 2000 would increase or decrease earnings per share by $.01 per share.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like "plans," "expects," "believes," "will," "anticipates," "intends," "projects," "estimates," "could," "would," "may," "planned," "goal," and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company's strategy for growth, expansion plans, sources or adequacy of capital, the Sam's Club transition, expenditures and financial results are forward-looking statements.

         One must carefully consider such statements and understand that many factors could cause actual results to differ from the forward-looking statements, such as inaccurate assumptions and other risks and uncertainties, some known and some unknown. No forward-looking statement is guaranteed and actual results may vary materially. Such statements are made as of the date provided, and the Company assumes no obligation to update any forward-looking statements to reflect future developments or circumstances.

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

         The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive licensed concession at all of Sam's existing and future domestic and Puerto Rico locations through February 1, 2001. On April 6, 1999, the Company was informed by Sam's that its concession agreement would not be renewed beyond its expiration date. The Company has been dependent on Sam's Club to conduct its business and, without replacement business, the loss of the arrangement with Sam's Club will have a material adverse effect on the business of the Company.

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

         The Company plans to open nine Mayor's stores in 2000. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned and the results of operations of new stores outside Florida and Georgia could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                       Page
                                                                       ----
Independent Auditors' Report                                            26
Consolidated Balance Sheets as of January 29, 2000
  and January 30, 1999.                                                 27

Consolidated Statements of Operations for
  the Year Ended January 29, 2000,
  the Year Ended January 30, 1999, and
  the Year Ended January 31, 1998                                       28

Consolidated Statements of Stockholders'
 Equity and Comprehensive Income (loss) for
  the Year Ended January 29, 2000,
  the Year Ended January 30, 1999, and
  the Year Ended January 31, 1998                                       29

Consolidated Statements of Cash Flows for
  the Year Ended January 29, 2000,
  the Year Ended January 30, 1999, and
  the Year Ended January 31, 1998                                    30-31

Notes to Consolidated Financial Statements                              32

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Jan Bell Marketing, Inc.
Sunrise, Florida

We have audited the accompanying Consolidated Balance Sheets of Jan Bell Marketing, Inc. and its subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999 and the related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income (Loss), and Cash Flows for each of the three fiscal years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed at Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note D to the consolidated financial statements, the Company changed its method of accounting for certain direct and indirect costs related to inventory in prior years.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

March 17, 2000

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                      January 29,    January 30,
                                                                         2000           1999
                                                                      -----------    -----------
                                           ASSETS
Current Assets:
Cash and cash equivalents                                             $   1,049       $   3,530
Accounts receivable (net of allowance for
   doubtful accounts of $1,274 and $3,344,
   respectively)                                                         25,884          25,385
Inventories                                                              78,640          67,975
Other current assets                                                      2,088           1,596
                                                                      ---------       ---------
   Total current assets                                                 107,661          98,486
                                                                      ---------       ---------
Property, net                                                            28,238          25,281
Excess of cost over fair value of net
   assets acquired                                                       26,614          25,857
Other assets                                                              2,653           4,084
                                                                      ---------       ---------
   Total non-current assets                                              57,505          55,222

Net assets of discontinued operations                                    55,297          82,887
                                                                      ---------       ---------
   Total assets                                                       $ 220,463       $ 236,595
                                                                      =========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                      $  24,387       $  25,746
Accrued expenses                                                         13,061          13,229
Due to former Mayor's shareholders                                        5,095           6,145
                                                                      ---------       ---------
   Total current liabilities                                             42,543          45,120
                                                                      ---------       ---------
Long term debt                                                           24,424          26,409
Other long term liabilities                                               1,817           1,380
                                                                      ---------       ---------
   Total long term liabilities                                           26,241          27,789
                                                                      ---------       ---------
Deferred gain from discontinued operations                               15,124              --

Commitments and contingencies                                                --              --
                                                                      ---------       ---------
Stockholders' Equity:
Common stock, $.0001 par value,
   50,000,000 shares authorized, 28,457,634 and
   28,358,475 shares issued and outstanding, respectively                     3               3
Additional paid-in capital                                              191,810         191,538
Accumulated deficit                                                     (31,162)        (26,077)
Accumulated other comprehensive income                                       --          (1,778)
Less: 8,078,798 shares of treasury stock, at cost                       (24,096)             --
                                                                      ---------       ---------
   Total stockholders' equity                                           136,555         163,686
                                                                      ---------       ---------

   Total liabilities and
       stockholders' equity                                           $ 220,463       $ 236,595
                                                                      =========       =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                            Year Ended         Year Ended         Year Ended
                                                            January 29,        January 30,        January 31,
                                                               2000               1999               1998
                                                           ------------       ------------      ---------------
Net sales                                                  $    155,344       $     82,221       $           --
Cost of sales                                                    94,596             50,113                   --
                                                           ------------       ------------       --------------
Gross profit                                                     60,748             32,108                   --
                                                           ------------       ------------       --------------
Store operating and selling expenses                             43,316             22,811                   --
General and administrative expenses                              20,304             11,003                   --
Depreciation and amortization                                     7,648              3,390                   --
                                                           ------------       ------------       --------------
                                                                 71,268             37,204                   --
                                                           ------------       ------------       --------------

Operating loss                                                  (10,520)            (5,096)                  --

Interest and other income                                         2,149              1,061                   --
Interest expense                                                  2,619              1,744                   --
                                                           ------------       ------------       --------------
Net loss from continuing operations
   before cumulative effect of a change in accounting
   principle                                                    (10,990)            (5,779)                  --
Cumulative effect of a change in accounting principle            (2,173)                --                   --
                                                           ------------       ------------       --------------
Loss from continuing operations                                 (13,163)            (5,779)                  --
Net income from discontinued operations, net
   of income tax liability (benefit) of $531,
   ($2,257) and ($2,265), respectively                            8,078             22,997               10,043
                                                           ------------       ------------       --------------
Net (loss) income                                          $     (5,085)      $     17,218       $       10,043
                                                           ============       ============       ==============

Weighted average shares outstanding                          25,535,852         27,401,952           25,919,427

(Loss) earnings per share:
   Continuing operations before cumulative effect
      of a change in accounting principle                  $      (0.43)      $      (0.21)      $         0.00
   Cumulative effect of a change in
      accounting principle                                 $      (0.09)      $       0.00       $         0.00
   Discontinued operations                                 $       0.32       $       0.84       $         0.39
                                                           ------------       ------------       --------------
                                                           $      (0.20)      $       0.63       $         0.39
                                                           ============       ============       ==============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                             Accumulated
                             Number of              Additional                                  Other
                              Common       Common    Paid-in     Accumulated  Comprehensive  Comprehensive   Treasury
                              Shares       Stock     Capital       Deficit    Income (Loss)  Income (Loss)    Stock        Total
                             ----------    ------   ---------    -----------  -------------  -------------   --------     --------
Balance at February 1,
  1997                      25,894,428       $3     $180,448      $(53,338)                     $(1,740)           --     $125,373
                            ----------       --     --------      --------       -------        --------     --------     --------
Comprehensive Income:
Net income                                                          10,043       $10,043                                    10,043
Foreign currency
 translation adjustment                                                              (38)            (38)                      (38)
                                                                                 -------
Purchase plan exercise          30,209                    60                     $10,005                                        60
Issuance of common stock        57,333                   141                     =======                                       141
                            ----------       --     --------      --------                      --------     --------     --------
Balance at January 31,
  1998                      25,981,970        3      180,649       (43,295)                       (1,778)          --      135,579
Comprehensive Income:
Net income                                                          17,218       $17,218                                    17,218
                                                                                 =======
Purchase plan exercise          30,921                   106                                                                   106
Issuance of common stock       816,034                 3,078                                                                 3,078
Issuance of common
Stock- Mayor's
 acquisition                 1,529,550                 7,705                                                                 7,705
                            ----------       --     --------      --------                      --------     --------     --------
Balance at January 30,
  1999                      28,358,475        3      191,538       (26,077)                       (1,778)          --      163,686
Comprehensive Income:
Net loss                                                            (5,085)      $(5,085)                                   (5,085)
Foreign currency
 translation adjustment                                                            1,778           1,778                     1,778
                                                                                 -------
Purchase plan exercise          76,261                   216                     $(3,307)                                      216
Issuance of common stock        22,898                    56                     =======                                        56
Purchase of treasury
 stock at cost              (8,078,798)                                                                       (24,096)     (24,096)
                            ----------       --     --------      --------                      --------     --------     --------
                            20,378,836       $3     $191,810      $(31,162)                     $      0     $(24,096)    $136,555
                            ==========       ==     ========      ========                      ========     ========     ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           Year Ended       Year Ended     Year Ended
                                                           January 29,      January 30,    January 31,
                                                              2000            1999            1998
                                                           -----------      -----------     --------
Cash flows from operating activities:
   Cash received from customers                             $ 154,845       $  82,221       $    --
   Cash paid to suppliers and employees                      (170,638)        (83,927)           --
   Interest and other income received                           2,149           1,061            --
   Interest paid                                               (2,619)         (1,744)           --
   Income taxes paid                                             (262)             --            --
                                                            ---------       ---------       -------
Net cash used in by continuing operating activities           (16,525)         (2,389)           --
Net cash provided by discontinued operations                   51,602          61,669            --
                                                            ---------       ---------       -------
Net cash provided by operating activities                      35,077          59,280            --
                                                            ---------       ---------       -------

Cash flows from investing activities:
   Investment in Mayor's, net of cash acquired                 (2,686)        (59,111)           --
   Capital expenditures                                        (8,373)         (2,784)           --
                                                            ---------       ---------       -------
Net cash used in investing activities                         (11,059)        (61,895)           --
                                                            ---------       ---------       -------

Cash flows from financing activities:
   Borrowings under line of credit                            501,703              --            --
   Line of credit repayments                                 (503,689)             --            --
   Purchase of treasury stock                                 (24,096)             --            --
   Proceeds from sale of employees stock plans
    and foreign currency translation adjustment                   272              --            --
   (Decrease) increase in due to Mayor's shareholders          (1,050)          6,145            --
   Payment of commitment fee                                      (75)             --            --
   Other                                                          436              --            --
                                                            ---------       ---------       -------
 Net cash provided by (used in) financing activities          (26,499)          6,145            --
                                                            ---------       ---------       -------

Net increase (decrease) in cash and cash equivalents           (2,481)          3,530            --
Cash and cash equivalents at beginning of year                  3,530               0            --
                                                            ---------       ---------       -------
Cash and cash equivalents at end of year                    $   1,049       $   3,530       $    --
                                                            ---------       ---------       -------



                                                                     (CONTINUED)



                                                                             Year Ended    Year Ended    Year Ended
                                                                             January 29,   January 30,   January 31,
                                                                                2000          1999          1998
                                                                             ----------     --------      --------
Reconciliation of net (loss) income to net cash provided by
  operating activities:
Net (loss) income                                                            $ (5,085)      $ 17,217       $10,043
Deduct income from discontinued operations                                      8,078         22,996        10,043
                                                                             --------       --------       -------
Loss from continuing operations                                               (13,163)        (5,779)           --
                                                                             --------       --------       -------

Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                                3,390             --            --
   Provision for doubtful accounts                                              1,274             --            --
   Cumulative effect of change in accounting principle                          2,173             --
(Increase) decrease in assets (net of effect acquisition in 1998):
      Accounts receivable                                                      (1,773)            --            --
      Inventories                                                             (10,665)            --            --
      Other assets                                                               (492)            --            --
Increase (decrease) in liabilities (net of effect acquisition in 1998):
      Accounts payable                                                         (1,359)            --            --
      Accrued expenses                                                           (168)            --            --
                                                                             --------       --------       -------
Net cash used in continuing operating activities                              (16,525)        (2,389)           --
Net cash provided by discontinued operations                                   51,602         61,669            --
                                                                             --------       --------       -------
Net cash provided by operating activities                                    $ 35,077       $ 59,280       $    --
                                                                             ========       ========       =======



                                                                     (CONCLUDED)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FISCAL YEARS ENDED
             JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

A. NATURE OF BUSINESS:

         Jan Bell Marketing, Inc. and subsidiaries ("Jan Bell" or "the Company") are primarily engaged in the sale of jewelry, watches and other consumer products, operating Mayor's Jewelers and Maier and Berkele luxury jewelry stores. This chain operates 26 locations in South and Central Florida and metropolitan Atlanta, Georgia. As of January 29, 2000 the Company operated 469 full service jewelry departments at all domestic and Puerto Rico Sam's Club locations ("Sam's"). It is anticipated that the Company will continue to operate in Sam's pursuant to the terms of the existing arrangement until the expiration scheduled for February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. The net assets and results of operations of Sam's are classified as Discontinued Operations in the accompanying consolidated financial statements.

         The Company's consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-two weeks ended January 29, 2000, January 30, 1999 and January 31, 1998 are referred to herein as Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The following notes do not include results of Fiscal 1997 since the acquisition of Mayor's occurred in July 1998.

B. DISCONTINUED OPERATIONS:

         Sam's Division is accounted for as a discontinued operation due to the expiration scheduled for February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. The following table discloses the net assets of discontinued operations:

                                                January 29,     January 30,
                                                   2000            1999
                                                ----------      -----------
                                                     (amounts shown in
                                                         thousands)

Cash                                               $   392        $  1,905
Accounts receivable, net                             6,025           6,243
Inventories                                         47,090          76,603
Other current assets                                 8,097           6,244
Property                                               858           1,732
Other                                                  965           4,016
Accounts Payable                                     8,130          13,856
                                                   -------        --------
Net assets of discontinued operations              $55,297        $ 82,887
                                                   =======        ========

         The Deferred Gain from Discontinued Operations includes the operating results of Sam's from July 31, 1999, the date at which the Company adopted its plan for disposal of the business, through January 29, 2000, less losses incurred to date on the disposal of the foreign subsidiaries that supply and manufacture goods for Sam's. Management believes a net gain will be realized at the expiration of the Sam's agreement, unless an earlier termination amendment is structured and mutually agreed to.

C. MAYOR'S ACQUISITION:

         In July 1998, Jan Bell acquired Mayor's Jewelers, Inc. ("Mayor's"). Total consideration consisted of approximately $18 million cash, 2 million shares of Jan Bell Marketing, Inc. common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, Jan Bell had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of January 29, 2000 includes goodwill of approximately $26.6 million, net of $2.6 million in accumulated amortization, resulting from the Mayor's acquisition. The operating results of Mayor's are included in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended January 30, 1999, effective as of August 1, 1998, which is the acquisition date for accounting purposes.

         In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's filed a lawsuit in state court in Miami, Florida against Mayor's and Jan Bell and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. The lawsuit was settled in February 2000. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999 and classified as Due to former Mayor's Shareholders. During Fiscal 1999, the Company settled with one of the minority shareholders which reduced the balance by $1,050,000.

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

         (5) ACCOUNTS RECEIVABLE - - Accounts receivable arise primarily from customers' use of the Mayor's credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. Finance charge income for Fiscal 1999 was $2.1 million and was $1.1 million for Fiscal 1998 and is recorded as interest income in the accompanying Consolidated Statements of Operations.

         Certain sales plans of Mayor's provide for revolving lines of credit under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of January 29, 2000 that is not scheduled to be collected during the year ending February 3, 2001 is approximately $4.5 million or 19% of Mayor's chargecard receivable.

         (6) INVENTORIES -- The Sam's division inventories are valued at the lower of cost (first-in, first-out method) or market. The Mayor's division inventories are valued at last-in, first-out ("LIFO") cost which is not in excess of market. Under the first-in, first-out ("FIFO") cost method of accounting, the Mayor's LIFO inventories would not have been materially different than what is reported at January 29, 2000. The Company records reserves for lower of cost or market, damaged goods, and obsolete and slow-moving inventory.

         Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale were included in inventory for Fiscal 1998. The amount of these costs included in inventory as of January 30, 1999 was approximately $2.2 million. During Fiscal 1999, the Company changed its methodology from capitalizing such costs in the inventory balance to expensing these costs as incurred. As a result of this change in accounting principle, the Company recognized a $2.2 million charge. The impact of the change for Fiscal 1998 pro forma results are insignificant.

         (7) PROPERTY -- Property is stated at cost net of accumulated depreciation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

                                                               Estimated
         Asset                                                Useful Life
         -----                                                -----------

         Buildings and improvements                            30 years
         Furniture and fixtures                                 5 years
         Automobiles and trucks                                 3 years
         Computer hardware and software                         3 years

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

         (10) COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED ("GOODWILL") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill resulting from the Mayor's acquisition is being amortized using the straight line method over 15 years. Goodwill resulting from the Company's acquisition of Exclusive Diamonds, Inc. in 1990 was written-off during Fiscal 1999 and is included as other charges in the Deferred Gain from Discontinued Operations of the Consolidated Balance Sheet. Accumulated amortization related to the Company's Goodwill at January 29, 2000 and January 30, 1999 was approximately $2.6 million and $.7 million, respectively.

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

         (12) DEFERRED FINANCING COSTS -- The Company amortizes deferred financing costs incurred in connection with its financing agreements over the related period. Such deferred costs are included in Other Assets in the accompanying Consolidated Balance Sheets.

         (13) ADVERTISING COSTS -- Advertising costs are charged to expense as incurred or, for direct response advertising, capitalized and amortized in proportion to related revenues. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $3.3 million and $7.7 million in Fiscal 1999 and 1998, respectively.

         (14) PRE-OPENING EXPENSES -- Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

         (15) COMPREHENSIVE INCOME -- Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income as presented in the accompanying consolidated statements for 1998 represents net income and for 1997 and 1996, net income and foreign currency translation adjustments.

         (16) NEWLY ISSUED ACCOUNTING STANDARDS -- In June 1998, Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined what effect, if any, adoption of SFAS 133 will have on the consolidated financial statements.

         (17) EARNINGS PER SHARE -- Earnings per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings per share is not presented as the assumed conversion of options and warrants would not result in the requirement for such a presentation.

E. INVENTORIES:

         Inventories are summarized as follows:


                                                                January 29,                    January 30,
                                                                   2000                           1999
                                                          ------------------------        -----------------------
                                                          Company        Held On          Company       Held On
                                                           Owned       Consignment         Owned      Consignment
                                                          --------     ------------       --------    ------------
                                                                                (in thousands)
Precious and semi-precious gem jewelry-
  related merchandise (and
  associated gold):
  Raw materials                                            $ 2,806       $    --           $ 2,745        $     --
  Finished goods                                            52,152        15,422            41,704          15,697
Watches                                                     21,027           190            19,920           1,308
Other consumer products                                      2,655           128             3,606             160
                                                           -------       -------           -------         -------
                                                           $78,640       $15,740           $67,975         $17,165
                                                           =======       =======           =======         =======


F. PROPERTY:

         The components of property are as follows:

                                              January 29,     January 30,
                                                 2000            1999
                                              -----------     -----------
                                                   (in thousands)

Land                                           $  3,248        $  4,171
Buildings and improvements                        8,234          10,592
Furniture and fixtures                           21,210          22,253
Leasehold improvements                           19,922          14,120
Automobiles and trucks                              356             520
                                               --------        --------
                                                 52,970          51,656
Less accumulated depreciation                   (24,732)        (26,375)
                                               ---------       --------
                                               $ 28,238        $ 25,281
                                               ========        ========

         Depreciation expense for Fiscal 1999 and Fiscal 1998 was approximately $5.7 million and $2.6 million, respectively.

G. LONG-TERM DEBT:

         On July 28,1998, the Company entered into a loan and security agreement with a syndicate of banks led by Citicorp, U.S.A., Inc. for an $80 million credit facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at January 29, 2000 and January 30, 1999. The Company has the right to request an increase up to $110 million contingent upon lender approval. Of this total, an aggregate maximum of $10 million can be used for the issuance of one or more Letters of Credit.

         The credit facility is collateralized by substantially all of the Company's assets. Under the terms of the agreement the Company is required to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth. The agreement also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends. Further, the Company is in the process of amending the agreement for all appropriate terms and conditions related to the expiration of the Sam's agreement.

         The credit facility bears interest at floating rates, currently a portion is based upon LIBOR plus 1.5% and the remaining portion at the bank's adjusted base rate plus .25%, at the Company's option. The interest rate at January 29, 2000 based upon LIBOR and the banks adjusted base rate was 7.36% and 8.75%, respectively. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. At January 29, 2000, the Company had approximately $24 million outstanding under this facility and had $.7 million in letters of credit outstanding. The loan and security agreement expires July 28, 2003.

         Information concerning the Company's short-term borrowings are as follows:



                                                                       Year Ended      Year Ended     Year Ended
                                                                        Jan. 29,        Jan. 30,       Jan. 31,
                                                                          2000            1999           1998
                                                                       -----------     -----------    -----------
                                                                              (dollars shown in thousands)
Maximum short term borrowings outstanding
  during the period                                                     $12,902          $13,746             --
Average outstanding balance
  during the period                                                       1,772            1,351             --
Weighted average interest rate
  for the period                                                           7.6%            7.7%              --


H. INCOME TAXES:

         The significant items comprising the Company's net deferred taxes as of January 29, 2000 and January 30, 1999 are as follows:




                                                                   January 29,        January 30,
                                                                      2000               1999
                                                                   -----------        -----------
                                                                          (in thousands)
Deferred Tax Liabilities:
   Difference between book and
    tax basis of property                                            $   260            $    --
   Purchase accounting differences in
    basis of inventories acquired                                      8,987              8,987
   Foreign income subject to tax net of available credits              2,034                 --
                                                                    --------            -------
                                                                      11,270              8,987
Deferred Tax Assets:
   Difference between book and
    tax basis of property                                                 --                156
   Sales Returns and doubtful accounts
    allowances not currently deductible                                  761              1,569
   Inventory reserves not currently deductible                         3,397              3,062
   Federal net operating loss and tax
    credit carryforward                                                4,752             10,657
   State net operating loss carryforward                               2,327              4,165
   Other Reserves not currently deductible                             2,613              2,147
   Deferred gain from discontinued operations                          5,943                 --
   Change in accounting principle                                        839                 --


   Other
                                                                    --------            -------
                                                                      20,632             21,756
                                                                    --------            -------

   Net deferred tax asset before valuation allowance                   9,362             12,769
   Valuation allowance                                                 6,593             10,000
                                                                    --------            -------
   Net Deferred Tax Asset                                              2,769              2,769
                                                                    ========            =======


         The Company has a federal net operating loss carryforward of approximately $8.8 million and state net operating loss carryforward of approximately $50.4 million. The amount of Mayor's NOL included in the $8.8 million is approximately $2.9 million, of which, due to Section 385 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 2000 through 2013. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

         At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The effect in Fiscal 1999, Fiscal 1998 and Fiscal 1997 was not material. The "approved enterprise" tax benefit is available to EDI until the year 2000. Upon its sale or liquidation, EDI will be subject to a 10% tax on any income that was previously exempted from tax as a result of its "approved enterprise" status. Furthermore, depending on the specific form of the transaction, the Company may be subject to additional Israeli taxes, at rates ranging from 15% to 36%, upon the sale of either EDI's assets or the Company's stock of EDI. Any additional Israeli taxes will be part of the results from the discontinuance of the Sam's operations.

         Mayor's 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operations and cash flow cannot be ascertained at this time.

I. COMMITMENTS AND CONTINGENCIES:

         In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at $3.25 to $4.00 per share which expire May 1, 2005.

         Operating Leases- The Company had a land and building lease with a trust which expired on January 30, 1999, and then had been extended on a month to month basis through May 1999. Certain beneficiaries of the trust were shareholders of Mayor's prior to the acquisition and are also current shareholders of Jan Bell. Rent expense related to this lease was $118,000 from January 31, 1999 through May 29, 1999 when the lease was terminated and $190,000 for the six-month period which ended January 30, 1999, subsequent to acquisition. The Company leases all of its Mayor's division retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. The Company also has non-cancelable operating leases for copiers, postage machines, and computer equipment. At January 29, 2000, the Company was obligated for the following minimum annual rentals under operating leases:

                                                         Amounts
      Fiscal Year                                      in thousands
      -----------                                      ------------

         2000                                             $ 7,761
         2001                                               9,011
         2002                                               9,012
         2003                                               8,737
         2004                                               8,222
         Thereafter                                        40,806
                                                          -------
                                                          $83,549
                                                          =======

         Rent expense for the Mayor's stores was approximately $7.7 million including $2.4 million of contingent rent for Fiscal 1999 and $3.7 million including $1.5 million of contingent rent during the six months ended January 30, 1999.

J. LEGAL PROCEEDINGS:

         The Company is involved in litigation arising from the normal course of business. In addition to other commercial litigation, the Company has two lawsuits with a former vendor and a third lawsuit with the same former vendor which relates to an alleged employment relationship. A federal court action was tried in January 1999, and the federal court issued a judgment in favor of the Company, including an award of attorney's fees and costs. The former vendor appealed the judgment, and the federal appellate court affirmed the judgment in favor of the Company. A state court contract action was tried in August 1999, and the state court issued a judgment in favor of the vendor, including an award of attorney's fees and costs. The Company is appealing this state court ruling. The Company believes the facts and the law support its positions and these matters should not materially affect the Company's financial position; however, there can be no assurance as to the final result of these matters. The Company will incur ongoing legal fees.

K. EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

         As of January 29, 2000 the Company had 1,249,088 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

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

         A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 76,261, 30,921 and 30,209 shares were issued during the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 1999, Fiscal 1998 and Fiscal 1997 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:



                                                       Fiscal              Fiscal            Fiscal
                                                        1999                1998              1997
                                                     ----------         -----------        ----------
Net income/(loss) (in thousands)
  As reported:
     Continuing operations before cumulative
      change in accounting principle                 $  (10,990)        $   (5,779)        $       --
     Change in accounting principle                      (2,173)                --                 --
     Discontinued operations                         $    8,078         $   22,997         $   10,043
  Proforma                                           $   (7,767)        $   14,118         $    7,762
Income/(loss) per share
  As reported:
     Continuing operations before cumulative
      change in accounting principle                 $    (0.43)     $       (0.21)        $       --
     Change in accounting principle                       (0.09)                --                 --
     Discontinued operations                               0.32               0.84               0.39
                                                     ----------         ----------         ----------
                                                     $    (0.20)     $        0.63         $     0.39
                                                     ==========         ==========         ==========
  Proforma:
     Continuing operations before cumulative
      change in accounting principle                 $    (0.53)     $       (0.32)        $       --
     Change in accounting principle                       (0.09)                --                 --
     Discontinued operations                               0.32               0.84               0.30
                                                     ----------         ----------         ----------
                                                     $    (0.30)     $        0.52         $     0.30
                                                     ==========         ==========         ==========


         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 1999, Fiscal 1998 and Fiscal 1997: expected volatility of 84%, 67% and 53%, respectively, risk-free interest rate of 6.58%, 5.23% and 5.70%, respectively, expected lives of approximately five years for all three years, and a dividend yield of zero for all three years. The weighted average fair values of options granted during Fiscal 1999, Fiscal 1998 and Fiscal 1997 were $3.03, $3.90 and $1.34, respectively.


         The following is a summary of the activity in the option plans:


                                                    Fiscal 1999                 Fiscal 1998             Fiscal 1997
                                                ---------------------     ---------------------     ---------------------
                                                            Weighted                  Weighted                  Weighted
                                                             Average                   Average                   Average
                                                             Exercise                  Exercise                  Exercise
                                                  Shares       Price        Shares       Price       Shares        Price
                                                ---------      -----      ---------      -----      ---------      ------
Outstanding at beginning of year                6,918,124      $4.43      6,951,624      $4.41      4,315,042      $ 6.07
Granted                                           367,500       2.95      1,101,009       5.61      3,334,500        2.58
Canceled                                         (144,510)      4.82       (318,478)      9.65       (640,585)       6.26
Exercised                                         (22,898)      2.46       (816,031)      3.77        (57,333)       2.46
                                                ---------      -----      ---------      -----      ---------      ------
Outstanding at end of year                      7,118,216      $4.35      6,918,124      $4.43      6,951,624      $ 4.41
                                                =========      =====      =========      =====      =========      ======

         A summary of the status of the option plans as of January 29, 2000 is presented below:

                                                          Options Outstanding              Options Exercisable
                                                      --------------------------       --------------------------
                                                      Weighted Avg
                                                       Remaining       Weighted                         Weighted
        Range of                                      Contractual       Average                          Average
        Exercise                       Number            Life          Exercise          Number         Exercise
         Prices                     Outstanding        (In Years)       Price          Exercisable        Price
   ------------------               ------------      ------------     ---------       -----------     -----------
   $    2.06 - $2.08                    95,000             6.7         $   2.06            95,000        $   2.06
   $    2.09 - $3.09                 3,954,668             7.4         $   2.58         2,626,654        $   2.56
   $    3.10 - $4.64                   919,009             6.3         $   4.13           670,936        $   4.02
   $    4.65 - $6.95                 1,287,387             5.0         $   5.65           943,065        $   5.55
   $   6.96 - $10.43                   422,636             2.5         $   9.00           422,636        $   9.00
   $  10.44 - $14.10                   439,516             2.2         $  12.95           439,516        $  12.95
     ---------------                ----------             ---         --------        ----------        --------
   $   2.06 - $14.10                 7,118,216             6.2         $   4.35         5,197,807        $   4.68
   =================                 =========             ===        =========         =========       =========


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

         The following methods and assumptions were used to estimate fair value:

            - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short term nature.

            - The fair value of the Company's long term debt approximates carrying value based on the quoted market prices for the same or similar issues.


M. SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES:

          The Statement of Cash Flows for the year ended January 30, 1999 does not include noncash financing and investing transactions associated with the issuance of common stock and debt for the acquisition of Mayor's. The components of the transaction are as follows (in thousands):

            Fair value of assets acquired (including goodwill)     $134,434
            Liabilities assumed                                      28,628
                                                                   --------
            Net assets acquired                                     105,806

            Cash acquired                                               990
            Issuance of common stock                                  7,705
            Borrowing under working capital facility                 38,000
                                                                   --------

            Cash used to acquire Mayor's                           $ 59,111
                                                                   ========

N. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                    Thirteen Weeks Ended
                                  -----------------------------------------------------------
                                             (In Thousands, Except Per Share Data)
                                   May 1,         Jul. 31,      Oct. 30,            Jan. 29,
                                   1999            1999           1999                2000
                                  -------         -------        -------             -------
Net Sales                         $27,389         $31,989        $32,192             $63,774
Gross Profit                       10,686          11,604         11,568              26,890
Income from continuing
 operations                        (5,986)         (4,314)        (5,381)              2,518
Income from discontinued
 operations                         3,141           4,937             --                  --
                                  -------         -------        -------             -------
Net income (loss)                  (2,845)            623         (5,381)              2,518
Earnings (loss) per share:
    Continuing operations
     before cumulative effect
     of a change in accounting
     principle                       (.21)           (.16)          (.22)                .20
    Cumulative effect of a
     change in accounting
     principle                         --              --             --                (.10)
    Discontinued operations           .11             .18             --                  --
                                  -------         -------        -------             -------
                                     (.10)            .02           (.22)                .10



                                                    Thirteen Weeks Ended
                                  -----------------------------------------------------------
                                             (In Thousands, Except Per Share Data)

                                   May 2,        August 1,      Oct. 31,            Jan. 30,
                                   1998            1998           1998                1999
                                  -------         -------        -------             -------

Net sales                         $    --        $    --        $26,695               $ 55,526
Gross profit                           --             --         10,325                 21,783
Income from continuing
 operations                            --             --         (5,481)                  (299)
Income from discontinued
 operations                          (572)           461          1,767                 21,342
                                  -------        -------        -------               --------
Net income (loss)                    (572)           461         (3,714)                21,043
Earnings (loss) per share:
  Continuing operations                --             --           (.19)                 (.01)
  Discontinued operations            (.02)           .02            .06                   .75
                                  -------        -------        -------               --------
                                     (.02)           .02           (.13)                  .74


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

INDEPENDENT AUDITORS' REPORT.

CONSOLIDATED BALANCE SHEETS - January 29, 2000 and January 30, 1999.

CONSOLIDATED STATEMENTS OF OPERATIONS - Years Ended January 29, 2000 and January 30, 1999 and January 31, 1998.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(LOSS) - Years Ended January 29, 2000 and January 30, 1999 and January 31, 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended January 29, 2000 and January 30, 1999 and January 31, 1998.

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following is the financial statement schedule filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) The following list of schedules and exhibits are included or incorporated by reference as indicated in this Form 10-K:

Exhibit
Number     Description
-------    ------------

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

10.10    - Employment Agreement dated as of July 28, 1998 between Samuel A. Getz and the Company Incorporated by reference from Company's Form 10-Q filed September 15, 1998.

Exhibit
Number   Description
-------  -----------

10.11    - Stock Option Agreement dated as of July 28, 1998 between Samuel A.
           Getz and the Company Incorporated by reference from Company's
           Form 10-Q filed September 15, 1998.

10.12    - Loan and Security Agreement among Citicorp USA, Inc. and JBM Retail
           Company, Inc., Mayor's Jewelers, Inc. and the Company Incorporated by reference from Company's Form 10-Q filed September 15, 1998.

21.1     - Subsidiaries of Registrant: Wholly-owned subsidiaries of the Company include Ultimate Fine Jewelry and Watches, Inc and JBM Retail Company, Inc., Delaware corporations; Regal Diamonds International Ltd. and Exclusive Diamonds International, Ltd., Israeli companies; Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation; and Mayor's Jewelers, Inc., a Florida corporation.

23.1     - Consent of Deloitte & Touche LLP

27.1     - Financial Data Schedule (for SEC use only).

99.1     - Preferability Letter of Deloitte & Touche LLP

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended January 29, 2000.

                                   SCHEDULE II

           JAN BELL MARKETING, INC. VALUATION AND QUALIFYING ACCOUNTS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                                            Charged to
                                              Beginning       Mayor's        Costs and                       Ending
Description                                    Balance      Acquisition      Expenses       Deductions       Balance
-----------                                    -------      -----------     ----------      ----------       -------
Fiscal year ended January 30, 1999
   Allowance for Doubtful
     Accounts                                      --          $3,237          $2,346         $2,239         $3,344
   Inventory Allowances                            --           4,814           2,997          3,361          4,450
Fiscal year ended January 29, 2000
   Allowance for Doubtful
      Accounts                                  3,344              --           1,786          3,856          1,274
   Inventory Allowances                         4,450              --           5,478          3,603          6,325


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                             JAN BELL MARKETING, INC.

Date: April 19, 2000

                                             /s/ Isaac Arguetty
                                             -----------------------------------
                                             Isaac Arguetty,
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                    Capacity                                        Date
       ---------                                    --------                                        ----




/s/ ISAAC ARGUETTY                          Chairman of the Board and                          April 19, 2000
-------------------------------------       Chief Executive Officer
Isaac Arguetty



/s/ DAVID BOUDREAU                          Chief Financial Officer                            April 19, 2000
-------------------------------------       and Senior Vice President of
David Boudreau                              Finance & Treasurer




/s/ TOM EPSTEIN                             Director                                           April 19, 2000
-------------------------------------
Tom Epstein



/s/ SAMUEL GETZ                             Director                                           April 19, 2000
-------------------------------------
Samuel Getz



/s/ MARGARET GILLIAM                        Director                                           April 19, 2000
-------------------------------------
Margaret Gilliam



/s/ WILLIAM GRAYSON                         Director                                           April 19, 2000
-------------------------------------
William Grayson



/s/ PETER OFFERMANN                         Director                                           April 19, 2000
-------------------------------------
Peter Offermann



/s/ ROBERT ROBISON                          Director                                           April 19, 2000
-------------------------------------
Robert Robison


                                INDEX TO EXHIBITS

Exhibit
Number     Description
--------   -----------

           SEE PAGE 46 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

21.1 Subsidiaries of Registrant: Wholly-owned subsidiaries of the Company include Ultimate Fine Jewelry and Watches, Inc and JBM Retail Company, Inc., Delaware corporations; Regal Diamonds International Ltd. and Exclusive Diamonds International, Ltd., Israeli companies; Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation; and Mayor's Jewelers, a Florida corporation.

23.1       Consent of Deloitte & Touche LLP

27.1       Financial Data Schedule (for SEC use only).

99.1       Preferability letter of Deloitte & Touche LLP