Form 10-Q
period 2000-04-29
JAN BELL MARKETING INC
filed 2000-06-08
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended April 29, 2000

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

                                 (954) 846-2709
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      19,719,101 SHARES ($.0001 PAR VALUE)
                               AS OF JUNE 2, 2000

                                    FORM 10-Q
                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED APRIL 29, 2000

                                TABLE OF CONTENTS


                                                                                                  PAGE NO.
                                                                                                  --------
PART I:  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets.........................................................3
                 B. Consolidated Statements of Operations...............................................4
                 C. Consolidated Statements of Cash Flows...............................................5-6
                 D. Notes to Consolidated Financial Statements..........................................7-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................................9-11

         Item 3. Quantitative and Qualitative Disclosures About Market Risks............................12

PART II: OTHER INFORMATION

                 Items 1, 2, 3, 4, and 5 have been omitted because
                                   they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports
                   on Form 8-K .........................................................................13

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            JAN BELL MARKETING, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)



                                                                                 APRIL 29,         JANUARY 29,
                                                                                    2000               2000
                                                                              ---------------    ---------------
                                                                                (UNAUDITED)
                                                  ASSETS
Current Assets:
Cash and cash equivalents                                                           $     245       $   1,049
Accounts receivable, net of allowance for doubtful
   accounts of $1,040 and $1,274, respectively                                         23,141          25,884
Inventories                                                                            83,330          78,640
Other current assets                                                                    1,340           2,088
                                                                                    ---------       ---------
   Total current assets                                                               108,056         107,661

Property, net                                                                          29,965          28,238
Goodwill                                                                               26,004          26,614
Other assets                                                                            2,508           2,653
                                                                                    ---------       ---------
   Total non-current assets                                                            58,477          57,505

Net assets of discontinued operations                                                  54,421          55,297
                                                                                    ---------       ---------
   Total assets                                                                     $ 220,954       $ 220,463
                                                                                    =========       =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                    $  23,373       $  24,387
Accrued expenses                                                                       11,214          13,061
Due to former Mayor's stockholders                                                         --           5,095
                                                                                    ---------       ---------
   Total current liabilities                                                           34,587          42,543

Long term debt                                                                         36,039          24,424
Other long term liabilities                                                             1,895           1,817
                                                                                    ---------       ---------
   Total long term liabilities                                                         37,934          26,241
                                                                                    ---------       ---------
Deferred gain from discontinued operations                                             15,901          15,124
                                                                                    ---------       ---------

Stockholders' Equity:

Common stock, $.0001 par value, 50,000,000 shares authorized,
   28,473,299 and 28,457,634 shares issued and outstanding                                  3               3
Additional paid-in capital                                                            191,850         191,810
Accumulated deficit                                                                   (34,442)        (31,162)
Less: 8,348,598 and 8,078,798 shares of treasury stock, at cost                       (24,879)        (24,096)
                                                                                    ---------       ---------
   Total stockholders' equity                                                         132,532         136,555
                                                                                    ---------       ---------
   Total liabilities and stockholders' equity                                       $ 220,954       $ 220,463
                                                                                    =========       =========



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)



                                                            THIRTEEN                 THIRTEEN
                                                           WEEKS ENDED             WEEKS ENDED
                                                         APRIL 29, 2000            MAY 1, 1999
                                                       ------------------         --------------
                                                                       (UNAUDITED)
Net sales                                               $     34,648             $     27,616
Cost of sales                                                 20,814                   17,263
                                                        ------------             ------------
Gross profit                                                  13,834                   10,353

Store operating and selling expenses                          10,560                    8,866
General and administrative expenses                            4,988                    5,103
Depreciation and amortization                                  1,734                    2,240
                                                        ------------             ------------
                                                              17,282                   16,209
                                                        ------------             ------------

Operating loss                                                (3,448)                  (5,856)

Interest and other income                                        679                      491
Interest expense                                                 512                      561
                                                        ------------             ------------
Net loss from continuing operations                           (3,281)                  (5,926)
Income from discontinued operations, net
   of income tax expense of $138 in 1999                          --                    3,081
                                                        ------------             ------------
Net loss                                                $     (3,281)            $     (2,845)
                                                        ============             ============

Weighted average shares outstanding
   (basic and diluted)                                    20,316,173               28,354,986

Basic and Diluted earnings (loss) per share:
   Continuing operations                                $      (0.16)            $      (0.21)
   Discontinued operations                              $       0.00             $       0.11
                                                        ------------             ------------
                                                        $      (0.16)            $      (0.10)
                                                        ============             ============



                 See notes to consolidated financial statements.

                            JAN BELL MARKETING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                      THIRTEEN            THIRTEEN
                                                                     WEEKS ENDED         WEEKS ENDED
                                                                   APRIL 29, 2000        MAY 1, 1999
                                                                  ----------------    -----------------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
      Cash received from customers                                   $  37,391             $  31,787
      Cash paid to suppliers and employees                             (43,216)              (16,465)
      Interest and other income received (paid)                            290                  (108)
                                                                     ---------             ---------
Net cash (used in) provided by continuing operations                    (5,535)               15,214
Net cash provided by (used in) discontinued operations                   1,653               (16,218)
                                                                     ---------             ---------
Net cash used in operating activities                                   (3,882)               (1,004)

Cash flows from investing activities:
      Capital expenditures                                              (3,119)               (2,614)
      Proceeds from sale of fixed assets                                   223                 3,267
      Investment in Mayor's, net of cash acquired in 1998                  118                (2,341)
                                                                     ---------             ---------
Net cash used in investing activities                                   (2,778)               (1,688)

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                            39                    28
      Purchase of treasury stock                                          (783)                 (694)
      Cash paid to former Mayor's shareholder                           (5,095)               (1,785)
      Repayment of capital lease                                            79                  (338)
      Borrowings under line of credit                                  100,359               116,093
      Line of credit repayments                                        (88,743)             (107,441)
                                                                     ---------             ---------
Net cash provided by financing activities                                5,856                 5,863
Net (decrease) increase in cash and cash equivalents                      (804)                3,171
Cash and cash equivalents at beginning of period                         1,049                 3,530
                                                                     ---------             ---------
Cash and cash equivalents at end of period                           $     245             $   6,701
                                                                     =========             =========


                                                                    (continued)

                            JAN BELL MARKETING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Amounts shown in thousands)

                                                                           THIRTEEN                 THIRTEEN
                                                                          WEEKS ENDED              WEEKS ENDED
                                                                        APRIL 29, 2000             MAY 1, 1999
                                                                        ---------------           ---------------
                                                                                       (UNAUDITED)
Cash flows used in operating activities:
Net loss                                                                       $ (3,281)            $ (2,845)
Deduct income from discontinued operations                                           --               (3,081)
                                                                               --------             --------
Loss from continuing operations                                                  (3,281)              (5,926)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
      Depreciation and amortization                                               1,734                2,240
      Provision for doubtful accounts                                               392                3,080
      (Increase) decrease in assets:
         Accounts receivable (net)                                                2,351                1,090
         Inventories                                                             (4,690)              (3,518)
         Other                                                                      820                2,784
      Increase (decrease) in liabilities:
         Accounts payable                                                        (1,014)              17,140
         Accrued expenses                                                        (1,847)              (1,676)
                                                                               --------             --------
Net cash (used in) provided by continuing operations                             (5,535)              15,214

Net cash provided by (used in) discontinuing operations                           1,653              (16,218)
                                                                               --------             --------
Net cash used in operating activities                                          $ (3,882)            $ (1,004)
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

                            JAN BELL MARKETING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

               The Company's financial statements as of April 29, 2000 and for the thirteen week periods ended April 29, 2000 and May 1, 1999 have not been audited by certified public accountants, but in the opinion of management of Jan Bell Marketing, Inc. (the "Company" or "Jan Bell") reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended April 29, 2000 and May 1, 1999 are not necessarily indicative of annual results because of the seasonality of the Company's business. Prior year results of operations and cash flows have been reclassified to reflect the results of the Sam's division as discontinued operations (See "Discontinued Operations" below for further discussion).

               The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission.

B.  DISCONTINUED OPERATIONS

               Sam's division is accounted for as a discontinued operation due to the expiration of the Sam's Club ("Sam's") agreement scheduled for February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. The Company has been dependent on Sam's to conduct its business and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the future business of the Company subsequent to February 1, 2001. The Mayor's Jewelers, Inc. ("Mayor's") acquisition has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to develop the luxury jeweler platform through the opening of new stores during the remainder of Fiscal 2000 and beyond.

         The balance sheet caption "Deferred gain on discontinued operations" includes the operating results of Sam's from July 31, 1999, the date which the Company adopted its plan for disposal of the business, through April 29, 2000, less losses incurred to date on disposal of the foreign subsidiaries that supplied and manufactured goods for Sam's. Management believes a net gain will be realized at the expiration of the Sam's agreement. Consistent with the accounting for discontinued operations, the $777,000 income during the thirteen weeks ended April 29, 2000 is reflected as a change in the balance sheet account "Deferred gain from discontinued operations". The deferred gain to date as of April 29, 2000 is $15.9 million. A significant portion of the calculation of the deferred gain and income from discontinued operations is a result of a reduction in expenses caused by the reallocation of continuing corporate overhead and certain back office expenses from the Sam's division to the Mayor's division.

               Net assets of discontinued operations have been recorded at their estimated net realizable value and are as follows:

                                             APRIL 29,          JANUARY 29,
                                                2000                2000
                                           ------------        ------------
                                             (amounts shown in thousands)

Cash                                       $       392         $       392
Accounts receivable, net                         4,312               6,025
Inventories                                     57,712              47,118
Other current assets                             5,500               8,097
Property, plant and equipment, net                 664                 858
Other non-current assets                           702                 936
Accounts payables                             (11,640)             (4,341)
Other current liabilities                      (3,221)             (3,788)
                                           ------------        ------------
Net assets of discontinued  operations     $    54,421         $    55,297
                                           ============        ============

C. INVENTORIES

         Inventories are summarized as follows:

                                                                          APRIL 29, 2000              JANUARY 29, 2000
                                                                    -------------------------      -------------------------
                                                                                    (amounts shown in thousands)

                                                                    COMPANY         HELD ON        COMPANY         HELD ON
                                                                     OWNED        CONSIGNMENT       OWNED        CONSIGNMENT
                                                                    -------       -----------      -------       -----------
Precious and semi-precious gem jewelry- related merchandise
   (and associated gold):
      Raw materials                                                 $ 3,280         $    --         $ 2,806         $    --
      Finished goods                                                 50,693          14,706          52,152          15,422
Watches                                                              25,952           1,147          21,027             190
Other consumer products                                               3,405             127           2,655             128
                                                                    -------         -------         -------         -------
                                                                    $83,330         $15,980         $78,640         $15,740
                                                                    =======         =======         =======         =======

D.  INCOME TAXES

               The Company has a federal net operating loss carryforward of approximately $8.8 million and a state net operating loss carryforward of approximately $50.4 million. The amount of Mayor's NOL included in the $8.8 million is approximately $2.9 million, of which, due to Section 385 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 2000 through 2013. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

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

               Mayor's 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operation, and cash flow cannot be ascertained at this time.

E.  LEGAL PROCEEDINGS

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

F.  SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

               The Statement of Cash Flows for the thirteen weeks ended April 29, 2000 does not include the following noncash transactions:

                     Capital lease obligations incurred          $   317,000

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this Report and in the Company's annual report on Form 10-K for the year ended January 29, 2000 and other reports filed with the Securities and Exchange Commission.

         The Company currently operates 26 Mayor's and Maier & Berkele luxury jewelry stores in Florida and Georgia. It also has an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. During April 1999, the Company was informed that this agreement would not be renewed beyond its expiration date. During the thirteen weeks ended April 29, 2000, the operating activity of the Sam's division are included in the caption "Deferred gain from discontinued operations" in the Consolidated Balance Sheets. The growth of the Mayor's division will mitigate the loss of the Sam's business, although the concession non-renewal will have a material adverse effect on the Company. To compensate for the loss of the Sam's business, the Company will focus its attention and resources on expanding Mayor's into a national retailer. In the interim, the Company is implementing a transition plan to efficiently exit from the Sam's business.

          As a result of the non-renewal, in the second quarter of Fiscal 1999 the Company began to account for its Sam's operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of its Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements. The assets and liabilities of Sam's is recorded as "Net assets of discontinued operations," and the operations of Sam's and the costs of the discontinuance since the date of adoption of the plan, which are expected to result in a net gain at the culmination of the process, are accumulated in the "Deferred gain from discontinued operations" accounts of the Company's Consolidated Balance Sheets. The net results of operations of Sam's prior to the adoption of the plan are included in "Net income from discontinued operations" included in the accompanying Consolidated Statements of Operations. Accordingly, the results of continuing operations for the thirteen weeks ended April 29, 2000 and May 1, 1999 include only the results of Mayor's.

         The Company has begun to review ongoing strategies to increase revenues and achieve expense savings in existing Mayor's stores and currently a significant portion of the Company's resources are being spent on the continued development of the luxury jeweler platform through the opening of new stores. The Company's operating infrastructure is designed to service a much larger base of operations than the current Mayor's business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's. In view of the investment being made into the Company infrastructure, continuing operations reflect costs which are higher than what normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $3.3 million and $5.9 million for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. The Company intends to further reduce the losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury guild jeweler.

               The Company's net sales from the Mayor's continuing operations for the thirteen weeks ended April 29, 2000 were $34.6 million compared to $27.6 million for the thirteen weeks ended May 1, 1999. The increase in revenues for the thirteen weeks ended April 29, 2000 is mainly attributable to increases in all product categories, with the largest increases in the watch category, as well as a 15.2% increase from the same period during the prior year in comparative net sales for the thirteen weeks ended April 29, 2000.

               The Company is seeking to expand its Mayor's chain into a national luxury jeweler by opening new stores outside of Mayor's current geographical marketplace, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to market effectively high-end watches. The Company's future sales results in these new stores could be adversely impacted because some current significant watch vendor distribution agreements do not provide for the marketing of new products in these new locations.

               Gross profit was 39.9% for the thirteen weeks ended April 29, 2000 compared to 37.5% for the thirteen weeks ended May 1, 1999. The increase in gross profit as a percentage of net sales for the thirteen weeks ended April 29, 2000 is a result of buying efficiencies, higher initial markups and lower inventory reserves due to the Company's successful efforts to manage shrink. The Company believes there is opportunity to additionally increase gross profit over the next couple of years. Areas for gross margin improvement include the purchasing of inventories at a lower cost, increasing the assortment of goods towards higher margin jewelry items, higher initial markups, reductions in shipping and handling costs, and improving the Company's discipline with respect to sale and purchase related discounts.

               Store operating and selling expenses were $10.6 million or 30.5% of net sales for the thirteen weeks ended April 29, 2000 compared to $8.9 million or 32.1% of net sales for the thirteen weeks ended May 1, 1999. The increase in store operating and selling expenses for the thirteen weeks ended April 29, 2000 is mainly attributable to increased store commissions, chargecard and check processing fees and percentage rent which are directly related to the increased sales and increased number of stores. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a reduction in these expenses would be beneficial.

               General and administrative expenses were $5.0 million or 14.4% of net sales for the thirteen weeks ended April 29, 2000, compared to $5.1 million or 18.5% of net sales for the thirteen weeks ended May 1, 1999. The decrease in general and administrative expenses for the thirteen weeks ended April 29, 2000 is primarily due to the consolidation of back office functions. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continue to decrease as the Company expands its business.

               Depreciation and amortization expenses were $1.7 million for the thirteen weeks ended April 29, 2000 compared to $2.2 million for the thirteen weeks ended May 1, 1999. The decrease of depreciation and amortization for the thirteen weeks ended April 29, 2000 is primarily due to the existence of the previous Mayor's headquarters fixed assets in the first quarter of 1999, which were written off during the second quarter of 1999, net of an increase as a result of new and remodeled stores. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

                Interest and other income was $.7 million for the thirteen weeks ended April 29, 2000 compared to $.5 million for the thirteen weeks ended May 1, 1999. This income is primarily a result of finance charge income from the Mayor's chargecard. Interest expense related to the Company's working capital facility was $.5 million for the thirteen weeks ended April 29, 2000 and $.6 million for the thirteen weeks ended May 1, 1999.

DISCONTINUED OPERATIONS

                The results of operations for the thirteen weeks ended April 29, 2000 related to the Sam's division discontinued operations reflect the Company's continued strategy to generate earnings in Sam's as much as possible until the contract ends, while also attempting to liquidate its inventory investment to a minimal level by that time. During the first quarter, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Management does not expect any improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's and will recognize some declines as a result of the contract non-renewal. The Company expects to continue to have positive cash flows and positive income from Sam's during the remaining term of the agreement. This estimated gain considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexican operations which were sold in July 1999, the estimated loss on the Israel operations which are expected to be sold or liquidated during this fiscal year, and an estimate for field and back office expenses expected during the transition out of Sam's. The Company can, however, make no assurances regarding the results of the termination of its Sam's division business, including matters related to the results of operations, personnel and inventories. Throughout the remainder of the agreement the operating results of the discontinued operations will continue to accumulate in the balance sheet. Upon termination of the agreement the net results of these discontinued operations will then be closed out through the income statement. Income from discontinued operations was $.8 million for the thirteen weeks ended April 29, 2000 compared to $3.1 million for the thirteen weeks ended May 1, 1999. The decrease in Income from discontinued operations for the thirteen weeks ended April 29, 2000 is mainly attributable to decreased sales and gross margin due to the Company's efforts to liquidate the inventory of non-jewelry products in the Sam's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES


         As of April 29, 2000, cash and cash equivalents totaled $.2 million and the Company had $36.0 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at April 29, 2000. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends. Further, the Company has amended the agreement for all appropriate terms and conditions related to the expiration of the Sam's agreement.

         During the thirteen weeks ended April 29, 2000, net cash used in operating activities was $3.9 million consisting of $5.5 million in cash used in continuing operations and $1.6 million in cash provided by discontinued operations. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

               Net cash used in investing activities was $2.8 million during the thirteen weeks ended April 29, 2000, primarily related to capital expenditures associated with new and remodeled Mayor's locations. The Company plans to open ten Mayor's stores during 2000. Under its Mayor's growth strategy, the Company plans to open approximately eight to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $2.0 million during Fiscal 2000, primarily for management information system enhancements.

               On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which was subsequently increased on February 25, 2000 another $10 million to $30 million. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The acquired shares will be held in treasury or canceled. Through the thirteen weeks ended April 29, 2000, the Company had repurchased 8,348,598 shares at a cost of $24.9 million.

               The Company believes that its cash on hand, projected cash from continuing and discontinued operations and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 2000; however, there can be no assurance that the Company's future operating results will be sufficient to sustain any debt service and working capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISKS

               The disclosure in the Annual Report on Form 10-K filed April 19, 2000 is incorporated by reference herein. The Company does not believe that the risk related to interest rate changes is materially different than it was at the date of the referenced report.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

               This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like "plans," "expects," "believes," "will," "anticipates," "intends," "projects," "estimates," "could," "would," "may," "planned," "goal," and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company's strategy for growth, expansion plans, sources or adequacy of capital, the Sam's transition, expenditures and financial results are forward-looking statements.

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

               The Company markets its products through its primarily mall based Mayor's and Maier and Berkele stores as well as through Sam's pursuant to an arrangement whereby the Company operates an exclusive licensed concession at all of Sam's existing and future domestic and Puerto Rico locations through February 1, 2001. On April 6, 1999, the Company was informed by Sam's that its concession agreement would not be renewed beyond its expiration date. The Company has been dependent on Sam's to conduct its business and, without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the business of the Company.

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

               The Company plans to open ten Mayor's stores in 2000. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

10.1              Charter of the Audit Committee of the Board of Director's

10.2              Official Rolex Jeweler Agreement dated April 3, 2000

10.3              Second Amendment to Loan and Security Agreement dated
                  April 28, 2000

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

                                JAN BELL MARKETING, INC.
                                --------------------------------------------
                                (Registrant)

                                By: /s/ DAVID P. BOUDREAU
                                    ----------------------------------------
                                        Chief Financial Officer and Senior
                                        Vice President of Finance & Treasurer

Date:  June 8, 2000