Form 10-Q
period 2000-07-29
MAYORS JEWELERS INC/DE
filed 2000-09-11
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended July 29, 2000

                          Commission File Number 1-9647

                             MAYOR'S JEWELERS, INC.
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

                            JAN BELL MARKETING, INC.
                           ---------------------------
                           (Former name of registrant)

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

                      19,350,910 SHARES ($.0001 PAR VALUE)
                             AS OF SEPTEMBER 8, 2000

                                    FORM 10-Q
                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED JULY 29, 2000

                                TABLE OF CONTENTS


                                                                                       Page No.
                                                                                       --------
PART I:  FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

                  A. Consolidated Balance Sheets.......................................... 3
                  B. Consolidated Statements of Operations................................ 4-5
                  C. Consolidated Statements of Cash Flows................................ 6-7
                  D. Notes to Consolidated Financial Statements........................... 8-9

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...... .............................. 10-12

         Item 3. Quantitative and Qualitative Disclosures About Market Risks.............. 13

PART II: OTHER INFORMATION

            Items 1, 2, 3, and 5 have been omitted because they are not applicable with respect to the current reporting period.

            Item 4. Submission of Matters to a Vote of Security Holders................... 14

            Item 6. Exhibits and Reports
                   on Form 8-K............................................................ 14


                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             MAYOR'S JEWELERS, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)


                                                                        July 29,        January 29,
                                                                          2000              2000
                                                                       ---------         ---------
                                                                      (unaudited)
                                     ASSETS
Current Assets:
Cash and cash equivalents                                              $      63         $   1,049
Accounts receivable, net of allowance for doubtful
   accounts of $971 and $1,274, respectively                              24,795            25,884
Inventories                                                               88,664            78,640
Other current assets                                                       1,178             2,088
                                                                       ---------         ---------
   Total current assets                                                  114,700           107,661

Property, net                                                             33,227            28,238
Goodwill                                                                  25,211            26,614
Other assets                                                               2,427             2,653
                                                                       ---------         ---------
   Total non-current assets                                               60,865            57,505

Net assets of discontinued operations                                     39,893            55,297
                                                                       ---------         ---------
   Total assets                                                        $ 215,458         $ 220,463
                                                                       =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                       $  17,059         $  24,387
Accrued expenses                                                          11,414            13,061
Due to former Mayor's stockholders                                            --             5,095
                                                                       ---------         ---------
   Total current liabilities                                              28,473            42,543

Long term debt                                                            38,152            24,424
Other long term liabilities                                                2,610             1,817
                                                                       ---------         ---------
   Total long term liabilities                                            40,762            26,241
                                                                       ---------         ---------

Deferred gain from discontinued operations                                16,705            15,124
                                                                       ---------         ---------
Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized,
   28,521,207 and 28,457,634 shares issued and outstanding                     3                 3
Additional paid-in capital                                               191,951           191,810
Accumulated deficit                                                      (35,435)          (31,162)
Less: 9,298,054 and 8,078,798 shares of treasury stock, at cost          (27,001)          (24,096)
                                                                       ---------         ---------
   Total stockholders' equity                                            129,518           136,555
                                                                       ---------         ---------
   Total liabilities and stockholders' equity                          $ 215,458         $ 220,463
                                                                       =========         =========



                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                      Thirteen             Thirteen
                                                     Weeks Ended          Weeks Ended
                                                    July 29, 2000        July 31, 1999
                                                    -------------        -------------
                                                                (Unaudited)

Net sales                                           $     39,220         $     31,989
Cost of sales                                             22,721               20,385
                                                    ------------         ------------

Gross profit                                              16,499               11,604

Store operating and selling expenses                      10,934                8,678
General and administrative expenses                        4,701                5,108
Depreciation and amortization                              1,918                2,147
                                                    ------------         ------------
                                                          17,553               15,933
                                                    ------------         ------------

Operating loss                                            (1,054)              (4,329)

Interest and other income                                    741                  503
Interest expense                                             679                  488
                                                    ------------         ------------
Net loss from continuing operations                         (992)              (4,314)
Income from discontinued operations, net
   of income tax expense of $178 in 1999                      --                4,937
                                                    ------------         ------------
Net loss                                            $       (992)        $        623
                                                    ============         ============


Weighted average shares outstanding
   (basic and diluted)                                19,607,411           27,097,892

Basic and diluted earnings (loss) per share:
   Continuing operations                            $      (0.05)        $      (0.16)
   Discontinued operations                          $       0.00         $       0.18
                                                    ------------         ------------
                                                    $      (0.05)        $       0.02
                                                    ============         ============


                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)



                                                           Twenty-six           Twenty-six
                                                           Weeks Ended          Weeks Ended
                                                          July 29, 2000        July 31, 1999
                                                          -------------        -------------
                                                                       (Unaudited)

Net sales                                                 $     73,868         $     59,606
Cost of sales                                                   43,535               37,648
                                                          ------------         ------------

Gross profit                                                    30,333               21,958

Store operating and selling expenses                            21,494               17,454
General and administrative expenses                              9,689               10,302
Depreciation and amortization                                    3,653                4,387
                                                          ------------         ------------
                                                                34,836               32,143

Operating loss                                                  (4,503)             (10,185)

Interest and other income                                        1,420                  993
Interest expense                                                 1,190                1,049
                                                          ------------         ------------
Net loss from continuing operations                             (4,273)             (10,241)
Income from discontinued operations, net of income
   provision of $315 in 1999                                        --                8,019
                                                          ------------         ------------
Net loss                                                  $     (4,273)        $     (2,222)
                                                          ============         ============

Weighted average shares outstanding
   (basic and diluted)                                      19,961,792           27,726,439

Basic and diluted earnings (loss) per share:
   Continuing operations                                  $      (0.21)        $      (0.37)
   Discontinued operations                                $       0.00         $       0.29
                                                          ------------         ------------
   Net loss                                               $      (0.21)        $      (0.08)
                                                          ============         ============



                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)



                                                                   Twenty-six       Twenty-six
                                                                  Weeks Ended      Weeks Ended
                                                                 July 29, 2000    July 31, 1999
                                                                 -------------    -------------
                                                                          (Unaudited)
Cash flows from operating activities:
      Cash received from customers                               $  74,957         $  65,853
      Cash paid to suppliers and employees                         (92,824)          (79,442)
      Interest and other income received (paid)                        327              (392)
                                                                 ---------         ---------
Net cash used in continuing operations                             (17,540)          (13,981)
Net cash provided by discontinued operations                        16,985            12,326
                                                                 ---------         ---------
Net cash used in operating activities                                 (555)           (1,655)

Cash flows from investing activities:
      Capital expenditures                                          (7,516)           (2,802)
      Proceeds from sale of fixed assets                                --             2,083
      Investment in Mayor's, net of cash acquired in 1998              423            (2,654)
                                                                 ---------         ---------
Net cash used in investing activities                               (7,093)           (3,373)

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                       141               147
      Purchase of treasury stock                                    (2,905)           (6,055)
      Cash paid to former Mayor's shareholder                       (5,095)           (1,785)
      Repayment of capital lease                                       792              (222)
      Borrowings under line of credit                              191,637           224,885
      Line of credit repayments                                   (177,908)         (211,294)
                                                                 ---------         ---------
Net cash provided by financing activities                            6,662             5,676

Net (decrease) increase in cash and cash equivalents                  (986)              648
Cash and cash equivalents at beginning of period                     1,049             3,530
                                                                 ---------         ---------
Cash and cash equivalents at end of period                       $      63         $   4,178
                                                                 =========         =========


                                                                                  (continued)



                             MAYOR'S JEWELERS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Amounts shown in thousands)


                                                                            Twenty-Six     Twenty-Six
                                                                           Weeks Ended     Weeks Ended
                                                                          July 29, 2000   July 31, 1999
                                                                          -------------   -------------
                                                                                   (Unaudited)

Cash flows used in operating activities:
Net loss                                                                   $ (4,273)        $ (2,222)
Deduct income from discontinued operations                                       --           (8,019)
                                                                           --------         --------
Loss from continuing operations                                              (4,273)         (10,241)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
      Depreciation and amortization                                           3,653            4,387
      Provision for doubtful accounts                                           819            3,080
     (Increase) decrease in assets:

         Accounts receivable (net)                                              270            3,167
         Inventories                                                        (10,024)          (5,026)
         Other                                                                  990           (3,174)
      Decrease in liabilities:
         Accounts payable                                                    (7,328)          (2,100)
         Accrued expenses                                                    (1,647)          (4,074)
                                                                           --------         --------
Net cash used in continuing operations                                      (17,540)         (13,981)

Net cash provided by discontinued operations                                 16,985           12,326
                                                                           --------         --------
Net cash used in operating activities                                      $   (555)        $ (1,655)
                                                                           ========         ========


                                                                                          (concluded)



                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. BASIS OF PRESENTATION

               The Company's financial statements as of July 29, 2000 and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 have not been audited by certified public accountants, but in the opinion of management of Mayor's Jewelers, Inc. (the "Company" or "Mayor's"), formerly known as Jan Bell Marketing, Inc., reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 are not necessarily indicative of annual results because of the seasonality of the Company's business.

               The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission.

B. DISCONTINUED OPERATIONS

               The Sam's division is accounted for as a discontinued operation due to the expiration of the Sam's Club ("Sam's") agreement scheduled for February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. The Company has been dependent on Sam's to conduct its business and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the future business of the Company subsequent to February 1, 2001. The growth of new as well as existing Mayor's stores has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to further develop the luxury jeweler platform through the opening of new stores during the remainder of Fiscal 2000 and beyond.

         The balance sheet caption "Deferred gain on discontinued operations" includes the operating results of Sam's from July 31, 1999, the date which the Company adopted its plan for disposal of the business, through July 29, 2000, less losses incurred to date on disposal of the foreign subsidiaries that supplied and manufactured goods for Sam's. Management believes a net gain will be realized at the expiration of the Sam's agreement. Consistent with the accounting for discontinued operations, the $804,000 and $1.6 million income during the thirteen and twenty-six weeks ended July 29, 2000, respectively, is reflected as a change in the balance sheet account "Deferred gain from discontinued operations". The deferred gain to date as of July 29, 2000 is $16.7 million. A significant portion of the calculation of the deferred gain and income from discontinued operations is a result of a reduction in expenses caused by the reallocation of continuing corporate overhead and certain back office expenses from the Sam's division to the Mayor's division.

               Net assets of discontinued operations have been recorded at their estimated net realizable value and are as follows:

                                              July 29,        January 29,
                                                2000             2000
                                              --------        -----------
                                             (amounts shown in thousands)

Cash                                          $    690         $    392
Accounts receivable, net                         3,305            6,025
Inventories                                     35,829           47,118
Other current assets                             5,500            8,097
Property, plant and equipment, net                 452              858
Other non-current assets                           468              936
Accounts payables                               (2,737)          (4,341)
Other current liabilities                       (3,614)          (3,788)
                                              --------         --------
Net assets of discontinued  operations        $ 39,893         $ 55,297
                                              ========         ========

C. INVENTORIES

               Inventories are summarized as follows:

                                                         July 29, 2000                 January 29, 2000
                                                --------------------------         ------------------------
                                                                  (amounts shown in thousands)

                                                Company          Held On           Company        Held On
                                                 Owned         Consignment          Owned       Consignment
                                                -------        -----------         -------      -----------
Precious and semi-precious gem jewelry-
    related merchandise (and
    associated gold):
      Raw materials                              $ 2,988          $    --          $ 2,806          $    --
      Finished goods                              52,432           13,382           52,152           15,422
Watches                                           29,606            1,013           21,027              190
Other consumer products                            3,638               86            2,655              128
                                                 -------          -------          -------          -------
                                                 $88,664          $14,481          $78,640          $15,740
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

               Mayor's continuing operations 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operation, and cash flow cannot be ascertained at this time.

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

F. SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

               The Statement of Cash Flows for the thirteen and twenty-six weeks ended July 29, 2000 does not include the following noncash transactions:

    Capital lease obligations incurred                        $   280,000

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

         The Company currently operates 31 Mayor's and Maier & Berkele luxury jewelry stores in Florida, Georgia, Illinois, Virginia, Texas, California and Nevada. It also has an exclusive licensed concession department at all existing and future domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001, unless an earlier termination arrangement is structured and mutually agreed to. During April 1999, the Company was informed that this agreement would not be renewed beyond its expiration date. During the thirteen and twenty-six weeks ended July 29, 2000, the operating activity of the Sam's division are included in the caption "Deferred gain from discontinued operations" in the Consolidated Balance Sheets. The growth of the Mayor's division will mitigate the loss of the Sam's business, although the concession non-renewal will have a material adverse effect on the Company. To compensate for the loss of the Sam's business, the Company has focused its attention and resources on expanding Mayor's into a national retailer. In the interim, the Company is implementing a transition plan to efficiently exit from the Sam's business.

          As a result of the non-renewal, in the second quarter of Fiscal 1999 the Company began to account for its Sam's operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of its Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements. The assets and liabilities of Sam's is recorded as "Net assets of discontinued operations," and the operations of Sam's and the costs of the discontinuance since the date of adoption of the plan, which are expected to result in a net gain at the culmination of the process, are accumulated in the "Deferred gain from discontinued operations" accounts of the Company's Consolidated Balance Sheets. The net results of operations of Sam's prior to the adoption of the plan are included in "Net income from discontinued operations" included in the accompanying Consolidated Statements of Operations. Accordingly, the results of continuing operations for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 include only the results of the Mayor's division.

         The Company has begun to review ongoing strategies to increase revenues and achieve expense savings in existing Mayor's stores and currently a significant portion of the Company's resources are being spent on the continued development of the luxury jeweler platform through the opening of new stores. The Company's operating infrastructure is designed to service a larger base of operations than the current Mayor's continuing operations business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's continuing operations. In view of the investment being made into the Company infrastructure, continuing operations reflect costs which are higher than what normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $1.0 million and $4.3 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to $4.3 million and $10.2 million for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The Company intends to further reduce the losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury jeweler.

               The Company's net sales from the Mayor's continuing operations for the thirteen and twenty-six weeks ended July 29, 2000 were $39.2 million and $73.9 million, respectively, compared to $32.0 million and $59.6 million for the thirteen and twenty-six weeks ended July 31, 1999. The increase in revenues for the thirteen and twenty-six weeks ended July 29, 2000 is mainly attributable to increases in all product categories, with the largest increases in the watch category, as well as a 12.6% and 13.8% increase, respectively, from the same period during the prior year in comparative net sales for the thirteen and twenty-six weeks ended July 29, 2000.

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

               Gross profit was 42.1% an 41.0% for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to 36.3% and 36.8% for the thirteen and twenty-six weeks ended July 31, 1999, respectively. The increase in gross profit as a percentage of net sales for the thirteen and twenty-six weeks ended July 29, 2000 primarily is a result of decreased discounts and lower inventory reserves due to the Company's successful efforts to manage shrink. The Company believes there is opportunity to additionally increase gross profit over the next couple of years. Areas for gross margin improvement include the purchasing of inventories at a lower cost, increasing the assortment of goods towards higher margin jewelry items, higher initial markups, reductions in shipping and handling costs, and further improving the Company's discipline with respect to sale and purchase related discounts.

               Store operating and selling expenses were $10.9 million or 27.9% of net sales and $21.5 million or 29.1% of net sales for the thirteen and twenty-six weeks ended July 29, 2000 compared to $8.9 million or 27.1% of net sales and $17.5 million or 29.3% of net sales for the thirteen weeks ended July 31, 1999. The increase in store operating and selling expenses for the thirteen and twenty-six weeks ended July 29, 2000 is mainly attributable to increased store commissions, chargecard and check processing fees and percentage rent which are directly related to the increased sales and increased number of stores. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a well executed front end in its Mayor's stores which include highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a reduction in the store overhead structure would be beneficial.

               General and administrative expenses were $4.7 million or 12.0% of net sales and $9.7 million or 13.1% of net sales for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to $5.1 million or 16.0% of net sales and $10.3 million or 17.3% of net sales for the thirteen and twenty-six weeks ended July 31, 1999. The decrease in general and administrative expenses for the thirteen and twenty-six weeks ended July 29, 2000 is primarily due to the consolidation of back office functions. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continue to decrease as the Company expands its business.

               Depreciation and amortization expenses were $1.9 million and $3.7 million for the thirteen and twenty-six weeks ended July 29, 2000 compared to $2.1 million and $4.4 million for the thirteen and twenty-six weeks ended July 31, 1999. The decrease of depreciation and amortization for the thirteen and twenty-six weeks ended July 29, 2000 is primarily due to existence of the previous Mayor's headquarters fixed assets in the first quarter of 1999, which were written off during the second quarter of 1999, net of an increase as a result of new and remodeled stores. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

                Interest and other income was $.7 million and $1.4 million for the thirteen and twenty-six weeks ended July 29, 2000 compared to $.5 million and $1.0 million for the thirteen and twenty-six weeks ended July 31, 1999. This income is primarily a result of finance charge income from the Mayor's chargecard. Interest expense related to the Company's working capital facility was $.7 million and $1.2 million for the thirteen and twenty-six weeks ended July 29, 2000 compared to $.5 million and $1.0 million for the thirteen and twenty-six weeks ended July 31, 1999.

DISCONTINUED OPERATIONS

                The results of operations for the thirteen and twenty-six weeks ended July 29, 2000 related to the Sam's division discontinued operations reflect the Company's continued strategy to generate earnings in Sam's until the contract ends, while also attempting to liquidate its inventory investment to a minimal level by that time. During the first six months, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Management does not expect any improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's and will recognize declines as a result of the contract non-renewal. The Company expects to continue to have positive cash flows and positive income from Sam's during the remaining term of the agreement. This estimated gain considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexican operations which were sold in July 1999, the estimated loss on the Israel operations which are expected to be sold or liquidated during this fiscal year, and an estimate for field and back office expenses expected during the transition out of Sam's. The Company can, however, make no assurances regarding the results of the termination of its Sam's division business, including matters related to the results of operations, personnel and inventories. Throughout the remainder of the agreement the operating results of the discontinued operations will continue to accumulate in the balance sheet. Upon termination of the agreement the net results of these discontinued operations will then be closed out through the income statement. Income from discontinued operations was $.8 million and $1.6 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively, compared to $4.9 million and $8.0 million for the thirteen and twenty-six weeks ended July 31, 1999. The decrease in Income from discontinued operations for the thirteen and twenty-six weeks ended July 29, 2000 is mainly attributable to decreased sales and gross margin due to the Company's efforts to liquidate the inventory of non-jewelry products in the Sam's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 29, 2000, cash and cash equivalents totaled $63,000 and the Company had $38.2 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at July 29, 2000. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends. Further, the Company has amended the agreement for all appropriate terms and conditions related to the expiration of the Sam's agreement.

         During the twenty-six weeks ended July 29, 2000, net cash used in operating activities was $.6 million consisting of $17.5 million in cash used in continuing operations and $16.9 million in cash provided by discontinued operations. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

               Net cash used in investing activities was $7.1 million during the twenty-six weeks ended July 29, 2000, primarily related to capital expenditures associated with new and remodeled Mayor's locations. The Company has opened five new stores to date in Virginia, Illinois, Texas, California and Nevada during 2000. The Company plans to open five additional Mayor's stores during the remainder of 2000. Under its Mayor's growth strategy, the Company plans to open approximately eight to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $2.0 million during Fiscal 2000, primarily for management information system enhancements.

               On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which was subsequently increased on February 25, 2000 another $10 million to $30 million. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The acquired shares will be held in treasury or canceled. Through the twenty-six weeks ended July 29, 2000, the Company had repurchased 9,298,054 shares at a cost of $27.0 million.

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

               The Company has opened five new stores in Virginia, Illinois, Texas, California and Nevada to date this year. The Company plans to open five additional Mayor's stores during the remainder of 2000. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders was held June 30, 2000. The shareholders of the Company elected as directors Isaac Arguetty, Peter Offermann and Marc Weinstein to serve terms expiring in 2003, and David Boudreau to serve a term expiring in 2001. The election of directors by the shareholders was by the following votes:

            Director                       For                Withheld
         ---------------               ----------             --------
         Isaac Arguetty                16,052,388             320,429
         David Boudreau                16,052,213             320,604
         Peter Offermann               16,075,888             296,929
         Marc Weinstein                16,049,134             323,683

               In addition to the above persons, the following are directors whose term of office continued after the Annual Meeting: Gregg Bedol, Thomas Epstein, Samuel Getz, Margaret Gilliam and Robert Robison.

               The shareholders amended the Certificate of Incorporation to change the corporate name to Mayor's Jewelers, Inc. by a vote of 16,317,713 in favor, 45,200 against and 9,904 abstaining.

               The shareholders ratified Deloitte & Touche LLP as independent accountants of the Company for the fiscal year ending February 3, 2001 by a vote of 16,326,808 shares in favor, 35,086 share against and 10,923 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

         27    Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K: A Form 8-K was filed on July 14, 2000 pursuant to
         Item 5 to report the corporate name change to Mayor's Jewelers, Inc. from Jan Bell Marketing, Inc.

                           PART II: OTHER INFORMATION

                                      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MAYOR'S JEWELERS, INC.
                                      ------------------------------------------
                                      (Registrant)



                                      By: /s/ David P. Boudreau
                                          --------------------------------------
                                          Chief Financial Officer and Senior
                                          Vice President of Finance & Treasurer



Date:  September 11, 2000