Form 10-Q
period 2000-10-28
MAYORS JEWELERS INC/DE
filed 2000-12-12
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended October 28, 2000

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

                                 (954) 846-2709
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      19,071,394 SHARES ($.0001 PAR VALUE)
                             AS OF DECEMBER 8, 2000

                                    FORM 10-Q
                                QUARTERLY REPORT

                      THIRTEEN WEEKS ENDED OCTOBER 28, 2000

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
PART I:  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 A. Consolidated Balance Sheets..................................................3
                 B. Consolidated Statements of Operations......................................4-5
                 C. Consolidated Statements of Cash Flows......................................6-7
                 D. Notes to Consolidated Financial Statements.................................8-9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................................10-12

         Item 3. Quantitative and Qualitative Disclosures About Market Risks....................13


PART II: OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6. Exhibits and Reports
                 on Form 8-K ...................................................................14


                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             MAYOR'S JEWELERS, INC.
                           CONSOLIDATED BALANCE SHEETS
          (Amounts shown in thousands except share and per share data)

                                                                 OCTOBER 28,        JANUARY 29,
                                                                     2000               2000
                                                                ---------------    ---------------
                                                                  (UNAUDITED)
                                     ASSETS

Current Assets:
Cash and cash equivalents                                            $     380       $   1,049
Accounts receivable, net of allowance for doubtful
   accounts of $966 and $1,274, respectively                            25,622          25,884
Inventories                                                            106,592          78,640
Other current assets                                                     1,811           2,088
                                                                     ---------       ---------
   Total current assets                                                134,405         107,661

Property, net                                                           38,619          28,238
Goodwill, net                                                           24,726          26,614
Other assets                                                             2,364           2,653
                                                                     ---------       ---------
   Total non-current assets                                             65,709          57,505

Net assets of discontinued operations                                   46,145          55,297
                                                                     ---------       ---------
   Total assets                                                      $ 246,259       $ 220,463
                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                     $  27,838       $  24,387
Accrued expenses                                                        12,684          13,061
Due to former Mayor's stockholders                                        --             5,095
Short term portion of long term debt                                    14,382            --
                                                                     ---------       ---------
   Total current liabilities                                            54,904          42,543

Long term debt                                                          50,000          24,424
Other long term liabilities                                              3,567           1,817
                                                                     ---------       ---------
   Total long term liabilities                                          53,567          26,241
                                                                     ---------       ---------

Deferred gain from discontinued operations                              14,189          15,124
                                                                     ---------       ---------

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized,
   29,037,748 and 28,457,634 shares issued and outstanding                   3               3
Additional paid-in capital                                             193,353         191,810
Accumulated deficit                                                    (40,422)        (31,162)
Less: 9,966,354 and 8,078,798 shares of treasury stock, at cost        (29,335)        (24,096)
                                                                     ---------       ---------
   Total stockholders' equity                                          123,599         136,555
                                                                     ---------       ---------
   Total liabilities and stockholders' equity                        $ 246,259       $ 220,463
                                                                     =========       =========

                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                                        THIRTEEN                 THIRTEEN
                                                                       WEEKS ENDED             WEEKS ENDED
                                                                    OCTOBER 28, 2000         OCTOBER 30, 1999
                                                                   --------------------     -------------------
                                                                                    (UNAUDITED)
Net sales                                                                $     35,874          $     32,192
Cost of sales                                                                  21,359                20,624
                                                                         ------------          ------------
Gross profit                                                                   14,515                11,568

Store operating and selling expenses                                           11,927                10,243
General and administrative expenses                                             5,290                 4,780
Depreciation and amortization                                                   2,063                 1,673
                                                                         ------------          ------------
                                                                               19,280                16,696
                                                                         ------------          ------------
Operating loss                                                                 (4,765)               (5,128)

Interest and other income                                                         753                   510
Interest expense                                                                  975                   763
                                                                         ------------          ------------
Net loss from continuing operations                                      $     (4,987)         $     (5,381)
                                                                         ============          ============

Weighted average shares outstanding
   (basic and diluted)                                                     19,295,060            24,609,086

Basic and diluted loss per share:
   Continuing operations                                                 $      (0.26)         $      (0.22)

                 See notes to consolidated financial statements

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts shown in thousands except share and per share data)


                                                              THIRTY-NINE            THIRTY-NINE
                                                               WEEKS ENDED            WEEKS ENDED
                                                            OCTOBER 28, 2000       OCTOBER 30, 1999
                                                            ----------------       ----------------
                                                                           (UNAUDITED)
Net sales                                                      $    109,742          $     91,797
Cost of sales                                                        64,894                58,272
                                                               ------------          ------------
Gross profit                                                         44,848                33,525

Store operating and selling expenses                                 33,421                27,696
General and administrative expenses                                  14,979                15,082
Depreciation and amortization                                         5,716                 6,060
                                                               ------------          ------------
                                                                     54,116                48,838

Operating loss                                                       (9,268)              (15,313)

Interest and other income                                             2,173                 1,504
Interest expense                                                      2,165                 1,812
                                                               ------------          ------------
Net loss from continuing operations                                  (9,260)              (15,621)
Income from discontinued operations, net of income tax
   provision of $315 in 1999                                             --                 8,019
                                                               ------------          ------------
Net loss                                                       $     (9,260)         $     (7,602)
                                                               ============          ============

Weighted average shares outstanding
   (basic and diluted)                                           19,722,037            26,687,321

Basic and diluted earnings (loss) per share:
   Continuing operations                                       $      (0.47)         $      (0.58)
   Discontinued operations                                     $       0.00          $       0.30
                                                               ------------          ------------
   Net loss                                                    $      (0.47)         $      (0.28)
                                                               ============          ============


                 See notes to consolidated financial statements.

                             MAYOR'S JEWELERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts shown in thousands)

                                                                    THIRTY-NINE          THIRTY-NINE
                                                                     WEEKS ENDED          WEEKS ENDED
                                                                  OCTOBER 28, 2000     OCTOBER 30, 1999
                                                                  ----------------     ----------------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
      Cash received from customers                                   $ 110,003             $  97,422
      Cash paid to suppliers and employees                            (138,025)             (118,556)
      Interest and other income received (paid)                            227                  (677)
                                                                     ---------             ---------
Net cash used in continuing operations                                 (27,795)              (21,811)
Net cash provided by discontinued operations                             8,217                13,341
                                                                     ---------             ---------
Net cash used in operating activities                                  (19,578)               (8,470)

Cash flows from investing activities:
      Capital expenditures                                             (14,451)               (8,699)
      Proceeds from sale of fixed assets                                    19                 3,360
      Investment in Mayor's, net of cash acquired in 1998                  423                (2,654)
      Addition to deferred lease credits                                 1,940                    --
                                                                     ---------             ---------
Net cash used in investing activities                                  (12,069)               (7,993)

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                         1,543                   168
      Purchase of treasury stock                                        (5,239)              (15,173)
      Cash paid to former Mayor's shareholders                          (5,095)               (1,784)
      Repayment of capital lease                                          (189)                 (485)
      Underwriting fees                                                     --                   (75)
      Borrowings under line of credit                                  295,165               330,090
      Line of credit repayments                                       (255,207)             (299,569)
                                                                     ---------             ---------
Net cash provided by financing activities                               30,978                13,172
Net decrease in cash and cash equivalents                                 (669)               (3,291)
Cash and cash equivalents at beginning of period                         1,049                 3,530
                                                                     ---------             ---------
Cash and cash equivalents at end of period                           $     380             $    (239)
                                                                     =========             =========


                                                                                          (continued)

                             MAYOR'S JEWELERS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Amounts shown in thousands)

                                                                               THIRTY-NINE        THIRTY-NINE
                                                                                WEEKS ENDED        WEEKS ENDED
                                                                             OCTOBER 28, 2000   OCTOBER 30, 1999
                                                                             ----------------   ----------------
                                                                                             (UNAUDITED)
Cash flows used in operating activities:
Net loss                                                                       $ (9,260)            $ (7,602)
Deduct income from discontinued operations                                           --               (8,019)
                                                                               --------             --------
Loss from continuing operations                                                  (9,260)             (15,621)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                               5,716                6,060
      Provision for doubtful accounts                                               790                1,036
     (Increase) decrease in assets:
         Accounts receivable (net)                                                 (528)               4,589
         Inventories                                                            (27,952)             (17,937)
         Other                                                                      365               (3,193)
      Decrease (increase) in liabilities:
         Accounts payable                                                         3,451                4,332
         Accrued expenses                                                          (377)              (1,077)
                                                                               --------             --------
Net cash used in continuing operations                                          (27,795)             (21,811)

Net cash provided by discontinued operations                                      8,217               13,341
                                                                               --------             --------
Net cash used in operating activities                                          $(19,578)            $ (8,470)
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

                             MAYOR'S JEWELERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

               The Company's financial statements as of October 28, 2000 and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 have not been audited by certified public accountants, but in the opinion of management of Mayor's Jewelers, Inc. (the "Company" or "Mayor's"), formerly known as Jan Bell Marketing, Inc., reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 are not necessarily indicative of annual results because of the seasonality of the Company's business.

               The accompanying consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission.

B.  DISCONTINUED OPERATIONS

               The Sam's division is accounted for as a discontinued operation due to the expiration of the Sam's Club ("Sam's") agreement scheduled for February 1, 2001. As part of the transition plan, Sam's has taken over the operation of all new clubs that were opened subsequent to August 1, 2000 and fifteen previously leased clubs. Operations at the remaining clubs are intended to be transferred to Sam's during January 2001. The Company has been dependent on Sam's to conduct its business and without replacement business, the loss of the arrangement with Sam's will have a material adverse effect on the Company's business after February 1, 2001. The growth of new as well as existing Mayor's stores has reduced this dependence on Sam's. In addition, the Company's operating and capital resources that are and will become available during the transition are expected to be used to further develop the Mayor's luxury jeweler platform through the opening of new stores during the remainder of Fiscal 2000 and beyond.

         The balance sheet caption "Deferred gain on discontinued operations" includes the operating results of Sam's from July 31, 1999, the date which the Company adopted its plan for disposal of the business, through October 28, 2000, less losses incurred to date on disposal of the foreign subsidiaries that supplied and manufactured goods for Sam's. Management believes a net gain will be realized at the expiration of the Sam's agreement. Consistent with the accounting for discontinued operations, the $2.5 million and $935,000 loss during the thirteen and thirty-nine weeks ended October 28, 2000, respectively, is reflected as a change in the balance sheet account "Deferred gain from discontinued operations". The deferred gain to date as of October 28, 2000 is $14.2 million. A significant portion of the calculation of the deferred gain and income from discontinued operations is a result of a reduction in expenses caused by the reallocation of continuing corporate overhead and certain back office expenses from the Sam's division to the Mayor's division.

               Net assets of discontinued operations have been recorded at their estimated net realizable value and are as follows:

                                                OCTOBER 28,        JANUARY 29,
                                                   2000               2000
                                                ------------       ------------
                                                 (amounts shown in thousands)

Cash                                            $       798        $       392
Accounts receivable, net                              3,150              6,025
Inventories                                          53,294             47,118
Other current assets                                  5,500              8,097
Property, plant and equipment, net                      247                858
Other non-current assets                                234                936
Accounts payables                                   (14,317)            (4,341)
Other current liabilities                            (2,761)            (3,788)
                                                ------------       ------------
Net assets of discontinued operations           $    46,145        $    55,297
                                                ============       ============

C.  INVENTORIES

               Inventories are summarized as follows:

                                                  OCTOBER 28, 2000                      JANUARY 29, 2000
                                                  ----------------                      ----------------
                                                              (amounts shown in thousands)

                                              COMPANY          HELD ON               COMPANY         HELD ON
                                               OWNED         CONSIGNMENT              OWNED        CONSIGNMENT
                                               -----         -----------              -----        -----------
Precious and semi-precious gem jewelry-
    related merchandise (and associated
    gold):
      Raw materials                             $  3,028         $     --         $  2,806         $     --
      Finished goods                              61,864           18,778           52,152           15,422
Watches                                           38,087              599           21,027              190
Other consumer products                            3,613            1,174            2,655              128
                                                --------         --------         --------         --------
                                                $106,592         $ 20,551         $ 78,640         $ 15,740
                                                ========         ========         ========         ========

D.  INCOME TAXES

               The Company has a federal net operating loss carryforward of approximately $8.8 million and a state net operating loss carryforward of approximately $40.0 million. The federal net operating loss carryforward expires beginning in 2008 through 2011 and the state net operating loss carryforward expires beginning in 2010 through 2014. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

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

E.  LEGAL PROCEEDINGS

               The Company is involved in litigation arising from the normal course of business. All previously reported litigation with a former vendor was settled and concluded with no material adverse effect. In all other pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company's financial position; however, there can be no assurance as to the final result of legal matters.

F.  SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

               The Statement of Cash Flows for the thirty-nine weeks ended October 28, 2000 does not include the following noncash transactions:

                    Capital lease obligations incurred             $ 200,000

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

         The Company currently operates 36 Mayor's and Maier & Berkele luxury jewelry stores in Florida, Georgia, Illinois, Virginia, Texas, California, Nevada and Michigan. It also has an exclusive licensed concession department at existing domestic and Puerto Rico Sam's locations under an agreement which expires February 1, 2001. During April 1999, the Company was informed that this agreement would not be renewed beyond its expiration date. During the thirteen and thirty-nine weeks ended October 28, 2000, the operating activity of the Sam's division are included in the caption "Deferred gain from discontinued operations" in the Consolidated Balance Sheets. The growth of the Mayor's division will mitigate the loss of the Sam's business, although the concession non-renewal will have a material adverse effect on the Company. To compensate for the loss of the Sam's business, the Company has focused its attention and resources on expanding Mayor's into a national retailer. In the interim, the Company is implementing a transition plan to efficiently exit from the Sam's business. As part of the transition plan, Sam's has taken over the operation of all new clubs opened subsequent to August 1, 2000 and fifteen previously leased clubs. Operations at the remaining clubs are intended to be transferred to Sam's during January 2001.

          As a result of the non-renewal, in the second quarter of Fiscal 1999 the Company began to account for its Sam's operating results, future field and back office expenses associated with the transition out of the clubs, its loss from the sale of its Mexico subsidiary and its estimated loss on the sale or liquidation of its Israel subsidiary as discontinued operations in its financial statements. The assets and liabilities of Sam's is recorded as "Net assets of discontinued operations," and the operations of Sam's and the costs of the discontinuance since the date of adoption of the plan, which are expected to result in a net gain at the culmination of the process, are accumulated in the "Deferred gain from discontinued operations" accounts of the Company's Consolidated Balance Sheets. The net results of operations of Sam's prior to the adoption of the plan are included in "Net income from discontinued operations" included in the accompanying Consolidated Statements of Operations. Accordingly, the results of continuing operations for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 include only the results of the Mayor's division.

         The Company has begun to review ongoing strategies to increase revenues and achieve expense savings in existing Mayor's stores and currently a significant portion of the Company's resources are being spent on the continued development of the luxury jeweler platform through the opening of new stores. The Company's operating infrastructure is designed to service a larger base of operations than the current Mayor's continuing operations business. However, the Company expects to "grow into" the infrastructure which it believes is appropriately sized, given the expansion intentions for Mayor's continuing operations. In view of the investment being made into the Company infrastructure, continuing operations reflect costs which are higher than what normally would be incurred for an operation of Mayor's present size. In addition, certain corporate overhead expenses previously charged to the Sam's division have been reallocated to the continuing Mayor's division. Mayor's continuing operations recognized net losses of $5.0 million and $9.3 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, compared to $5.4 million and $15.6 million for the thirteen and thirty-nine weeks ended October 30, 1999, respectively. The Company intends to further reduce the losses through the expansion of the Mayor's chain as well as identifying further efficiencies in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a premier luxury jeweler.

               The Company's net sales from the Mayor's continuing operations for the thirteen and thirty-nine weeks ended October 28, 2000 were $35.9 million and $109.7 million, respectively, compared to $32.2 million and $91.8 million for the thirteen and thirty-nine weeks ended October 30, 1999. The increase in revenues for the thirteen weeks ended October 28, 2000 is mainly attributable to new store revenues. Comparative store net sales decreased 3.7% which is mainly attributable to clearance sales during September and October last year. The increase in revenues for the thirty-nine weeks ended October 28, 2000 is mainly attributable to increases in all product categories, with the largest increases in the watch category, as well as a 7.5% increase from the same period during the prior year in comparative net sales for the thirty-nine weeks ended October 28, 2000.

               The Company is seeking to expand its Mayor's chain into a national luxury jeweler by opening new stores outside of Mayor's current geographical marketplace, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to effectively market high-end watches. The Company's future sales results in these new stores could be adversely impacted because some current significant watch vendor distribution agreements do not provide for the marketing of new products in these new locations.

               Gross profit was 40.5% and 40.9% for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, compared to 35.9% and 36.5% for the thirteen and thirty-nine weeks ended October 30, 1999, respectively. The increase in gross profit as a percentage of net sales for the thirteen and thirty-nine weeks ended October 28, 2000 primarily is a result of decreased sales discounts. The Company believes there is opportunity to additionally increase gross profit over the next couple of years. Areas for gross margin improvement include the purchasing of inventories at a lower cost, increasing the assortment of goods towards higher margin jewelry items, higher initial markups, reductions in shipping and handling costs, and further improving the Company's discipline with respect to sale and purchase related discounts.

               Store operating and selling expenses were $11.9 million or 33.2% of net sales and $33.4 million or 30.5% of net sales for the thirteen and thirty-nine weeks ended October 28, 2000 compared to $10.2 million or 31.8% of net sales and $27.7 million or 30.2% of net sales for the thirteen and thirty-nine weeks ended October 30, 1999. The increase in store operating and selling expenses for the thirteen and thirty-nine weeks ended October 28, 2000 is attributable to travel expenses related to opening new stores as well as marketing expenses to develop a new brand and to advertise Mayor's on a national basis. Pre-opening costs associated with the new stores for the thirteen and thirty-nine weeks ended October 28, 2000 were $.4 million and $.6 million, respectively. The increase is also attributable to increased store commissions, chargecard and check processing fees and percentage rent which are directly related to the increased sales and increased number of stores. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a well executed front end in its Mayor's stores which include highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store. As such, the Company does not believe a reduction in the store overhead structure would be beneficial.

               General and administrative expenses were $5.3 million or 14.7% of net sales and $15.0 million or 13.6% of net sales for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, compared to $4.8 million or 14.8% of net sales and $15.1 million or 16.4% of net sales for the thirteen and thirty-nine weeks ended October 30, 1999. The increase in general and administrative expenses for the thirteen weeks ended October 28, 2000 is primarily due to travel expenses related to new store openings and training of new store personnel. The decrease in general and administrative expenses for the thirty-nine weeks ended October 28, 2000 is primarily due to the consolidation of back office functions. The current infrastructure is designed to service a larger base of operations. The percentage of general and administrative expenses to net sales should continue to decrease as the Company expands its business.

               Depreciation and amortization expenses were $2.1 million and $5.7 million for the thirteen and thirty-nine weeks ended October 28, 2000 compared to $1.7 million and $6.1 million for the thirteen and thirty-nine weeks ended October 30, 1999. The increase in depreciation and amortization for the thirteen weeks ended October 28, 2000 is primarily due to the new stores. The decrease in depreciation and amortization for the thirty-nine weeks ended October 28, 2000 is primarily due to the existence of the previous Mayor's headquarters fixed assets in the first quarter of 1999, which were written off during the second quarter of 1999, net of an increase as a result of new and remodeled stores. Included in these amounts are the depreciation of Mayor's store assets, depreciation for substantially all corporate headquarter and distribution center fixed assets, amortization of goodwill resulting from the Mayor's acquisition and amortization of financing costs related to the Company's working capital facility with Citicorp, USA.

                Interest and other income was $.8 million and $2.2 million for the thirteen and thirty-nine weeks ended October 28, 2000 compared to $.5 million and $1.5 million for the thirteen and thirty-nine weeks ended October 30, 1999. This income is primarily a result of finance charge income from the Mayor's chargecard. Interest expense related to the Company's working capital facility was $1.0 million and $2.2 million for the thirteen and thirty-nine weeks ended October 28, 2000 compared to $.8 million and $1.8 million for the thirteen and thirty-nine weeks ended October 30, 1999.

DISCONTINUED OPERATIONS

                The results of operations for the thirteen and thirty-nine weeks ended October 28, 2000 related to the Sam's division discontinued operations reflect the Company's continued strategy to liquidate its inventory investment to a minimal level by the time of the agreement's expiration on February 1, 2001. During the first nine months, the Company continued to execute merchandise strategies in Sam's that emphasized higher margin diamond, semi-precious gem, gold and watch products in place of other lower margin non-jewelry products and categories. Management does not expect any improvements in sales, gross margins, operating cash flows and expense savings in its traditional business with Sam's and will recognize declines as a result of the contract non-renewal. The Company expects to have positive cash flows and positive income from Sam's during the remaining term of the agreement. This estimated gain considers the Sam's division operations through February 1, 2001, the loss on the sale of Mexican operations which were sold in July 1999, the estimated loss on the Israel operations which are expected to be sold or liquidated during this fiscal year, and an estimate for field and back office expenses expected during the transition out of Sam's. The Company can, however, make no assurances regarding the results of the termination of its Sam's division business, including matters related to the results of operations, personnel and inventories. Throughout the remainder of the agreement, the operating results of the discontinued operations will continue to accumulate in the balance sheet. Upon termination of the agreement, the net results of these discontinued operations will then be closed out through the income statement. Loss from discontinued operations was $2.5 million and $.9 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively, compared to a loss of $55,000 and income of $8.0 million for the thirteen and thirty-nine weeks ended October 30, 1999. The decrease in Income from discontinued operations for the thirteen and thirty-nine weeks ended October 28, 2000 is mainly attributable to decreased sales and gross margin due to the Company's efforts to liquidate the inventory of non-jewelry products in the Sam's discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 28, 2000, cash and cash equivalents totaled $380,000 and the Company had $64.4 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at October 28, 2000. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, currently based upon LIBOR plus 1.5% or the bank's adjusted base rate plus .25%, at the Company's option. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain financial ratios including leverage ratio, fixed charge ratio, and tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends. At October 28, 2000, the Company did not comply with a certain covenant requirement for which the Company received a waiver on December 7, 2000. Further, the Company has amended the agreement for all appropriate terms and conditions related to the expiration of the Sam's agreement.

         During the thirty-nine weeks ended October 28, 2000, net cash used in operating activities was $19.6 million consisting of $27.8 million in cash used in continuing operations and $8.2 million in cash provided by discontinued operations. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

               Net cash used in investing activities was $12.1 million during the thirty-nine weeks ended October 28, 2000, primarily related to capital expenditures associated with new and remodeled Mayor's locations. The Company has opened ten new stores in Florida, Virginia, Illinois, Texas, California, Nevada and Michigan during 2000. Under its Mayor's growth strategy, the Company plans to open approximately eight to ten new stores per year. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $2.0 million during Fiscal 2000, primarily for management information system enhancements.

               On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which was subsequently increased on February 25, 2000 another $10 million to $30 million. The Company has and will continue to repurchase the shares in the open market or in privately negotiated transactions, from time to time, in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The acquired shares will be held in treasury or canceled. Through the thirty-nine weeks ended October 28, 2000, the Company had repurchased 9,966,354 shares at a cost of $29.3 million.

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

               The Company has opened ten new stores in Florida, Virginia, Illinois, Texas, California, Nevada and Michigan to date this year. This completes the Company's expansion plan for 2000. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

               All but three of the Mayor's stores are located in major regional malls. The success of the Company's operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor's stores. The loss of mall anchor tenants in the regional malls where the Mayor's stores are located, the opening of competing regional malls or other economic downturns affecting customer mall traffic and purchasing levels could have an adverse effect on the Company's net sales and profitability.

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

                                                   MAYOR'S JEWELERS, INC.
                                                   -----------------------
                                                   (Registrant)



                                               By: /s/ DAVID P. BOUDREAU
                                                   -----------------------
                                                   Chief Financial Officer and
                                                   Senior Vice President
                                                   of Finance & Treasurer

Date:  December 12, 2000