Form 10-K405
period 2001-02-03
MAYORS JEWELERS INC/DE
filed 2001-04-27
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001 OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________TO ______________

                          COMMISSION FILE NUMBER 1-9647

                             MAYOR'S JEWELERS, INC.
                       (Formerly Jan Bell Marketing, Inc.)
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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 846-2709

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                         RIGHTS TO PURCHASE COMMON STOCK

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of April 13, 2001, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $72,659,219. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of April 13, 2001, 19,312,770 shares of Common Stock ($.0001 par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Shareholders' meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended February 3, 2001 are incorporated by reference into Part III of this Form 10-K.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 42.

                             MAYOR'S JEWELERS, INC.

                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------
PART I
         Item 1       Business                                                                                  4
         Item 2       Properties                                                                               11
         Item 3       Legal Proceedings                                                                        12
         Item 4       Submission of Matters to a Vote of Security Holders                                      12

PART II
         Item 5       Market for the Registrant's Common Equity and Related
                      Stockholder Matters                                                                      13
         Item 6       Selected Financial Data                                                                  14
         Item 7       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                16
         Item 7A      Quantitative and Qualitative Disclosure about Market Risk                                16
         Item 8       Financial Statements and Supplementary Data                                              23
         Item 9       Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                                 40

PART III
         Item 10      Directors and Executive Officers of the Registrant                                       41
         Item 11      Executive Compensation                                                                   41
         Item 12      Security Ownership of Certain Beneficial Owners and
                      Management                                                                               41
         Item 13      Certain Relationships and Related Transactions                                           41

PART IV
         Item 14      Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K                                                                                 41


                                     PART I

ITEM 1. BUSINESS

GENERAL

         The information in this section pertains to the business of Mayor's Jewelers, Inc. and subsidiaries ("Mayor's" or the "Company"). Fiscal 2000, throughout this document, refers to the Company's fiscal year ended February 3, 2001. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

MAYOR'S JEWELERS

         Mayor's is a leading upscale retailer of fine quality guild jewelry, watches and giftware. Mayor's was founded in 1910 and currently operates 22 stores in Florida, 2 stores each in California and Texas, and 1 store each in Illinois, Michigan, Nevada, and metropolitan Washington DC under the "Mayor's" name and 5 stores in the Atlanta, Georgia metropolitan area under the "Mayor's" and "Maier & Berkele" name (both referred to as "Mayor's"). Mayor's has a long-established reputation in its principal market areas as a premier guild jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a guild jeweler, the Company does not sell "costume" or gold filled jewelry; rather, all of its jewelry products are constructed of 14 or 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality and craftsmanship. The average price per item of all merchandise sold in Fiscal 2000 was approximately $1,192, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

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

DISCONTINUED SAM'S CLUB OPERATIONS

         Through February 1, 2001, the Company retailed fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, ("Sam's"), a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operated a concession at all of Sam's domestic and Puerto Rico locations. During Fiscal 2000, the Company developed and executed a transition plan to efficiently exit from the Sam's business as of February 1, 2001. Sales to Sam's customers during Fiscal 2000 accounted for approximately 56% of the Company's net sales. The Company's acquisition of Mayor's mitigates the loss of the Sam's business, although the concession non-renewal will have a material adverse effect on the business of the Company.

GROWTH OPPORTUNITIES

         The Company will seek to expand its business. The acquisition of Mayor's was a significant initial step towards that goal. Through the reduction of working capital requirements and the infusion of capital from the Sam's termination through inventory reductions, the Company believes that it has the financial strength to embark on other retail growth strategies.

         Management intends to capitalize on the Mayor's business strategy to pursue growth opportunities in selected new geographic markets where the local demographics and the nature of competition would support new high-volume luxury guild jewelry stores. In Fiscal 2000, the Company opened ten new Mayor's locations in Florida, Illinois, Virginia, Texas, California, Nevada and

Michigan. In Fiscal 2001 and subsequent years, the Company intends to add new stores (4 to 7 per year are targeted) either through new store openings or, as the opportunity arises, through acquisitions. The Company estimates that the investment required to open a new Mayor's store is approximately $1.2 million for fixtures and leasehold improvements (after landlord concessions) and approximately $3 million for inventory. The Company has identified potential new markets which appear attractive, but there can be no assurance that the Company will be able to find appropriate sites or in fact develop or acquire new stores in these or other markets. In addition, the Company will consider other acquisitions.

               Growth opportunities will be subject to all the risks inherent in the establishment of a new product or service, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen communications, delays and cost increases. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors that May Affect Future Results."

         The Company's principal offices are located at 14051 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-2709).

SPECIAL RETAIL RISK CONSIDERATIONS

         The Company's retail operations require expertise in the areas of merchandising, sourcing, store operations, selling, personnel, training, systems and accounting. The Company must look to increasing the number of retail locations, thereby increasing the Company's customer base, for expansion. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods marketplace and with other competing general and specialty retailers will continue to increase. The opening and success of current locations and locations to be opened in later years, if any, will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage the locations and future expansion and hire and train personnel. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

PRODUCTS

               Mayor's offers a large selection of distinctive and high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond jewelry, rings, wedding bands, earrings, bracelets, necklaces, pearls, charms, and high fashion watches which are often not available from other jewelers in its markets. All of Mayor's jewelry products are constructed of 18 karat gold, platinum, or sterling silver with significant emphasis on quality and craftsmanship. Mayor's carries a large selection of brand name watches, including Rolex, Cartier, Patek Philippe, Baume & Mercier, Omega, Gucci, Bvlgari, Charriol, Tag Heuer, Harry Winston, Chaumet, Boucheron, Ebel, Girard Perregeaux, Breitling and Raymond Weil, designer jewelry including Quadrillion, David Yurman, Pasquale Bruni and Carrera Y Carrera, and a variety of high quality giftware, including Correia, Mont Blanc, Moser and Herend.

               Management believes that Mayor's is one of the largest authorized jewelers for selected products in North America. Management believes that the wide selection of merchandise positions the Mayor's stores as a "destination of choice" for purchasers of fine quality jewelry and watches.

               During Fiscal 2000 net sales by product were as follows: watches
- 45%; diamonds basic - 22%; jewelry - 23%; other - 10%. The Rolex brand, which is included in watch sales, accounted for 28% of total Mayor's sales.

PURCHASING

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

               WATCHES

               Mayor's purchases watches from a number of leading manufactures and suppliers. During Fiscal 2000, merchandise supplied by Rolex, the Company's largest supplier, accounted for approximately 28% of Mayor's net sales. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that among other matters provide for specific sales locations, yearly renewal terms, and earlier termination provisions at the manufacturer's discretion. Although management believes the Company enjoys excellent relationships with all of its major suppliers of watches, there is no assurance that its operations would not be adversely affected if it were no longer able to purchase watches from such suppliers. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

               DIAMOND AND GEMSTONES

               During Fiscal 2000, revenues from sales of diamond jewelry and diamond jewelry with gemstones represented approximately 30% of Mayor's net sales. Whenever possible, Mayor's purchases unset diamonds and other precious gemstones directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from Japan. These diamonds and other gemstones are frequently furnished to independent goldsmiths for setting, polishing and finishing pursuant to Company instructions as well as to Mayor's facilities in order to deliver a finished product at the best possible value.

               OTHER PRODUCTS

               In Fiscal 2000, Mayor's purchased jewelry and giftware for sale in Mayor's stores from over 500 suppliers. Many of these suppliers have long standing relationships with Mayor's. Another source of jewelry is Mayor's estate division, which purchased approximately $3.6 million in jewelry from estates, individuals and bank and trust departments during Fiscal 2000. Management believes that the estate division often provides Mayor's with the ability to obtain jewelry and raw material inventory at significant savings, thereby increasing gross profit margins.

AVAILABILITY OF PRODUCTS FOR MAYOR'S

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

SEASONALITY

         The Company's jewelry business is highly seasonal, with the fourth quarter (which includes the Holiday shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 39% of the Company's Fiscal 2000 net sales were made during the fourth quarter.

MANUFACTURING

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

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

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

               A manager, two assistant managers, six additional sales professionals, and an office manager along with two office associates staff a typical Mayor's store with an average of approximately $6 million in annual sales. Each store manager reports to one of five regional directors. The five regional directors report to the Vice President of Mayor's Store Operations. Many Mayor's stores also have a watchmaker or jeweler on the premises to make repairs. Management believes that the availability of these craftsmen reinforces the Company's image as a full-service guild jeweler and encourages customers to patronize its stores.

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

               As part of Mayor's commitment to training, the Company established "Mayor's University", a formalized system of in-house training with a primary focus on client service that involves extensive classroom training, the use of detailed operational manuals, in-store mentorship programs and product knowledge testing. All attendees must perform satisfactorily on written tests and quizzes that are administered during the training program in order to retain their employment with the Company. To help ensure successful skill transference from the classroom training environment to the sales floor, a manager works with each new sales professional on a one-to-one basis in the store for a structured 90 day period and then a bi-weekly coaching session on an ongoing basis. Each new sales professional is partnered with a mentor in the store, who trains the new associate on basic operational procedures. In addition, the Company conducts in-house training seminars on a periodic basis and administers training modules with audits to (i) enhance the quality and professionalism of all sales professionals, (ii) measure the level of knowledge of each sales professional and (iii) identify needs for additional training. The Company also provides store managers with more extensive management and client service training that emphasizes "on-the-job" coaching and training instruction techniques.

               Mayor's also stresses external training for its sales professionals. The Company encourages all associates to complete a series of courses offered by the Gemological Institute of America (GIA), an independent industry-recognized diamond grading laboratory and gemological school.

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

               CREDIT OPERATIONS

               Sales under Mayor's proprietary credit card accounted for approximately 33% of the Company's net sales during Fiscal 2000. Mayor's credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

               Mayor's extends credit solely to its Mayor's customers under its own private label revolving charge account. Clients may select from two financing plans: the 3 Month Interest Free Plan or the Revolving Plan with interest. Finance charges, which are subject to a rate ceiling imposed by state law, are currently assessed on the average daily balance method at a rate of 1.5% per month, unless otherwise controlled by state law.

               Mayor's credit operations are located at the Company's corporate office. The credit staff makes all credit decisions; sales personnel or store managers are not authorized to grant credit. Mayor's has developed a detailed creditworthiness analysis on which it bases its credit decisions. A customer will generally receive a credit decision in less than 15 minutes. Mayor's custom-designed, computerized accounts receivable systems provide credit personnel with on-line decision making information, including new account processing, credit authorizations and client inquiries.

               As of February 3, 2001 Mayor's had approximately 59,000 credit card holders. Mayor's utilizes its credit card client base in its targeted marketing programs.

               Mayor's has an Account Receivable Management Department, which manages delinquent accounts. Representatives are trained on advanced account management techniques and programs, which have been developed in-house by the credit organization. Early stage delinquencies are handled with an approach to client goodwill. If an account continues to progress in delinquency, more assertive action is taken. Ultimately, if a delinquent account cannot be collected in-house, outside legal action is undertaken. During Fiscal 2000, Mayor's net bad debt expense as a percentage of credit sales was approximately 3.7%

               All clients may also take advantage of Mayor's layaway plan, which allows them to set aside and pay for items over a limited period of time with no interest charges.

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

               The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is primarily through bank cards such as Visa (R), Mastercard (R) and Discover
(R), without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit which would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

EMPLOYEES

         As of April 1, 2001, the Company employed approximately 811 persons on a full-time basis, including approximately 565 in regional and local sales in the Mayor's stores, 83 in inventory and distribution and 163 in administrative and support functions. In addition, the Company also employed approximately 31 persons on a part-time or temporary basis which varies with the seasonal nature of its business. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

               The Company's corporate headquarters is owned by the Company and located on 11.1 acres in a 131,000 square foot building in Sunrise, Florida.

               As of April 1, 2001, Mayor's had a total of 35 leased stores, all of which are currently operating. Mayor's leases its stores, with rent generally the greater of a percentage of the store's sales volume (subject to certain adjustments) or a fixed minimum base rent. The Mayor's lease terms are generally ten years from inception. Due to Mayor's high volume of sales, Mayor's has historically paid rent for most stores based on sales. Lease rental payments are also subject to annual increases for tax and maintenance. The following table summarizes all operating store leases:

                                             TOTAL
OPERATING STORES                          SQUARE FEET         EXPIRATION            LOCATION
----------------                          -----------         ----------            --------
Altamonte Mall                               5782               Jan-2011       Altamonte Springs, FL
Aventura Mall                                3447               Jan-2009          N. Miami Beach, FL
Bayside Marketplace                          1806               Jan-2011                   Miami, FL
Bell Tower                                   4578               Jan-2012              Fort Myers, FL
Boca Town Center                             5878               Jan-2007              Boca Raton, FL
Brandon Town Center                          4110               Jun-2005                 Brandon, FL
Broward Mall                                 2236               Dec-2004              Plantation, FL
Buckhead Store                              10000               Apr-2009                 Atlanta, GA
Citrus Park Town Center                      3953               Jan-2010                   Tampa, FL
CityPlace at West Palm Beach                 6113               Jan-2011         West Palm Beach, FL
Coral Gables                                 2500               Dec-2002            Coral Gables, FL
Dadeland Mall                                5700               Jan-2007                   Miami, FL
Desert Passage                               5128               Jan-2011               Las Vegas, NV
The Falls                                    1643               Jan-2004                   Miami, FL
Fashion Island                               5879               Jul-2011           Newport Beach, CA
Florida Mall                                 5070               Jan-2010                 Orlando, FL
The Galleria at Fort Lauderdale              3682               Jan-2005          Ft. Lauderdale, FL
The Galleria at Roseville                    6010               Jan-2011               Roseville, CA
The Gardens of the Palm Beaches              2907               Jan-2004      Palm Beach Gardens, FL
Lenox Square Mall                            4587               Dec-2003                 Atlanta, GA
Lincoln Road                                 4250               May-2009             Miami Beach, FL
Mall of Georgia                              3486               Jan-2010                  Buford, GA
Miami International Mall                     3226               Jan-2006                   Miami, FL
North East Mall                              5172               Jan-2011                   Hurst, TX
North Point Mall                             4752               Jan-2012              Alpharetta, GA
Northbrook Court Mall                        3896               Jan-2011              Northbrook, IL
Orlando Fashion Square                       4095               Jun-2005                 Orlando, FL
Perimeter Mall                               5157               Jan-2009                 Atlanta, GA
Seminole Towne Center                        3461               Jan-2006                 Sanford, FL
The Shops at Sunset Place                    2051               Jan-2010             South Miami, FL


                                             TOTAL
OPERATING STORES                             SQUARE FEET      EXPIRATION            LOCATION
----------------                             -----------      ----------            --------

Somerset Collection                          6000               Jan-2011                    Troy, MI
Southgate Plaza                              4605               Mar-2010                Sarasota, FL
Stonebriar Centre                            5263               Jan-2011                  Frisco, TX
Treasure Coast Square                        2506               Jan-2003            Jensen Beach, FL
Tyson Galleria                               4626               Jan-2011                  McLean, VA


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended February 3, 2001.

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

                                                          HIGH           LOW
                                                          ----           ---

         Year Ended February 3, 2001
           Thirteen Weeks Ended April 29, 2000           $3.25         $2.19
           Thirteen Weeks Ended July 29, 2000             2.94          1.88
           Thirteen Weeks Ended October 28, 2000          4.13          2.75
           Fourteen Weeks Ended February 3, 2001          3.70          2.00

         Year Ended January 29, 2000
           Thirteen Weeks Ended May 1, 1999              $7.19         $2.31
           Thirteen Weeks Ended July 31, 1999             3.81          2.75
           Thirteen Weeks Ended October 30, 1999          3.25          2.44
           Thirteen Weeks Ended January 29, 2000          3.50          2.31


         The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 13, 2001 was $3.80. On April 13, 2001, the Company had 706 stockholders of record.

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


                                                  FIFTY-THREE       FIFTY-TWO       FIFTY-TWO        FIFTY-TWO       FIFTY-TWO
                                                     WEEKS            WEEKS           WEEKS            WEEKS           WEEKS
                                                     ENDED            ENDED           ENDED            ENDED           ENDED
                                                    FEB. 3,         JAN. 29,         JAN. 30,        JAN. 31,         FEB. 1,
                                                      2001           2000(2)         1999(2)           1998            1997
                                                  -------------    ------------    -------------    ------------    ------------

INCOME STATEMENT DATA:
Net Sales                                        $ 181,256         $ 157,629         $ 84,379         $       --        $       --
Cost of Sales                                      102,463            95,155           50,113                 --                --
                                                 ---------         ---------         --------         ----------        ----------
Gross Profit                                        78,793            62,474           34,266                 --                --
Store operating and selling
   expenses                                         42,110            39,624           17,197                 --                --
                                                 ---------         ---------         --------         ----------        ----------
Store contribution                                  36,683            22,580           17,069                 --                --
General and administrative
   expenses                                         20,086            20,534           12,124                 --                --
Advertising and marketing expenses                   7,869             3,070            5,614                 --                --
Depreciation and amortization                        8,046             7,648            3,390                 --                --
                                                 ---------         ---------         --------         ----------        ----------
Operating income (loss)                                682            (8,402)          (4,059)                --                --
Interest and other income                              213                90               24                 --                --
Interest expense                                    (3,450)           (2,619)          (1,744)                --                --
                                                 ---------         ---------         --------         ----------        ----------
Loss from continuing operations
   before cumulative effect of a
   change in accounting principle                   (2,555)          (10,931)          (5,779)                --                --
Cumulative effect of a change in
   accounting principle                                 --            (2,173)              --                 --                --
                                                 ---------         ---------         --------         ----------        ----------
Loss from continuing operations                     (2,555)          (13,104)          (5,779)                --                --
Income from discontinued
   operations (1)                                   13,552             8,019           22,997             10,043               761
                                                 ---------         ---------         --------         ----------        ----------
Net income (loss)                                $  10,997         $  (5,085)        $ 17,218         $   10,043        $      761
                                                 =========         =========         ========         ==========        ==========
Net income (loss) per common share:
         Continuing operations before
            cumulative effect of a change
            in accounting principle              $   (0.13)        $   (0.43)        $  (0.21)        $       --        $       --
         Cumulative effect of a change
            in accounting principle                     --             (0.09)              --                 --                --
         Discontinued operations                      0.69              0.32             0.84               0.39              0.03
                                                 ---------         ---------         --------         ----------        ----------
                                                 $    0.56         $   (0.20)        $   0.63         $     0.39        $     0.03
                                                 =========         =========         ========         ==========        ==========

(CONTINUED)



                                FIFTY-THREE       FIFTY-TWO       FIFTY-TWO        FIFTY-TWO       FIFTY-TWO
                                   WEEKS            WEEKS           WEEKS            WEEKS           WEEKS
                                   ENDED            ENDED           ENDED            ENDED           ENDED
                                  FEB. 3,         JAN. 29,         JAN. 30,        JAN. 31,         FEB. 1,
                                    2001            2000             1999            1998            1997
                                -------------    ------------    -------------    ------------    ------------

BALANCE SHEET DATA
(AT PERIOD END):
Working capital                      $124,672        $ 65,118        $ 53,366        $111,764        $ 96,828
Total assets                          224,052         220,463         236,595         151,712         139,385
Credit facility, less amounts
   classified as current               44,390          24,424          26,409              --              --
Stockholders' equity                  144,259         136,555         163,686         135,579         125,373


----------------

(1) Discontinued operations include other charges for the fifty-two weeks ended January 29, 2000 which consists of a $2 million write-off of goodwill for Exclusive Diamonds, International related to the termination of the Sam's agreement.

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

(2) The fifty-two weeks ended January 29, 2000 and January 30, 1999 were adjusted by certain reclasses to conform to the presentation for the fifty-three weeks ended February 3, 2001. These reclasses include finance charge income, employee sales, Estate department administrative expenses and interest-free programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The years ended February 3, 2001, January 29, 2000 and January 30, 1999 are referred to herein as Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The operating results presented represent the activity of the Company's continuing operation, Mayor's Jewelers, Inc., a 35 store luxury jewelry chain the Company acquired on July 28, 1998. As the Mayor's business is highly seasonal with the fourth quarter (which includes the Holiday shopping season) historically contributing significantly higher sales and operating results than any other quarter, it should be noted that the six months of operating results in Fiscal 1998 included are not representative of the operating results of an annual period because they do not include the much less profitable first six months of the year.

               Through February 1, 2001 the Company also sold fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members of Sam's Club, a division of Wal-Mart, Inc., pursuant to an arrangement whereby the Company operated a concession at all of Sam's domestic and Puerto Rico locations. In April 1999, the company was informed by Sam's that the concession agreement would not be renewed beyond its expiration date of February 1, 2001.

         As a result of the non-renewal, the Company developed a plan for the discontinuance of the Sam's business. This plan included the July 1999 sale of the Company's Mexico subsidiary, Jan Bell de Mexico S.A. de C.V., which supplied selected fine jewelry, watches and fragrances to Sam's locations in Mexico. Beginning in the second quarter of Fiscal 1999, the Company began to account for its Sam's operating results, field and back office expenses associated with the transition out of the clubs, its loss from the sale of the Mexico subsidiary and its loss from the operations of its Israel subsidiary as discontinued operations in its financial statements. The assets and liabilities of the Sam's business are recorded in the "Net assets of discontinued operations" and "Net liabilities of discontinued operations" accounts of the Company's Consolidated Balance Sheets. The operation of the Sam's business and the costs of the discontinuance since the date of adoption of the plan are included in the "Gain from disposition of discontinued operations" account of the Company's Consolidated Statement of Operations. The net results of operations of the Sam's business prior to the adoption of the plan are included in "Income from discontinued operations" included in the accompanying Consolidated Statements of Operations. Accordingly, the results of continuing operations include only the results of the Mayor's stores.

               As evidenced by the net gain of $13.6 million the Company recorded on disposition of its discontinued Sam's Club operations, Mayor's has successfully withdrawn from that business and is focused on continuing the plan for geographical expansion of its Mayor's stores begun in Fiscal 2000. The Company successfully opened ten new stores during the year including one in Chicago, Illinois, one in metropolitan Washington DC, one in Las Vegas, Nevada, one in Troy, Michigan, two in Dallas, Texas, one in Newport Beach and one in Sacramento, California and two in Florida. The Fiscal 2000 class of new stores represented the Company's first foray into markets outside of its historical base in Florida and Georgia. Current plans have Mayor's continuing its growth plan in Fiscal 2001 as it looks to construct seven new stores; one more in Chicago, Illinois, two more in Dallas, Texas, three more in Florida and its first store in Scottsdale, Arizona.

                Mayor's continuing operations realized net losses of $2.6 million, $13.1 million and $5.8 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The Company intends to attain profitability through the expansion of the Mayor's chain as well as reducing costs in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a growing premier luxury guild jeweler, and has retained Deloitte & Touche as consultants on a cost reduction plan.

          The results of operations for Fiscal 1998 include the results of Mayor's for the period subsequent to the acquisition date of July 28, 1998. During this period, the Company began to implement ongoing strategies to increase revenues and achieve expense savings in the Mayor's business. These include efforts to reduce and better balance inventory levels, to reduce the amount of discontinued inventory in stock and replace it with current merchandise, and to increase inventory turns. Also, the Company began its ongoing initiative to improve gross profit margins through sales and purchasing efficiencies and through merchandise management strategies that improve initial markup and inventory management.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the fourth quarter holiday selling season. The following discussion includes pro forma results for the Mayor's chain in Fiscal 1998 as if the acquisition had occurred February 1, 1998, thus incorporating results for the full year ended January 30, 1999 for comparative purposes.

               The following table for continuing operations sets forth for the periods indicated the percentage of net sales for certain items in the Company's Consolidated Statements of Operations and related pro forma information as defined above:

                                        YEAR ENDED FEB. 3, 2001    YEAR ENDED JAN. 29, 2000   YEAR ENDED JAN. 30, 1999
                                               (ACTUAL)                   (ACTUAL)              (PRO FORMA UNAUDITED)
                                        -----------------------    -----------------------     -----------------------

Net sales                               $ 181,256     100.0%     $ 157,629     100.0%     $ 146,013     100.0%
Cost of sales                             102,463      56.5         95,155      60.4         86,731      59.4
                                        ---------     -----      ---------     -----      ---------     -----
Gross Profit                               78,793      43.5         62,474      39.6         59,282      40.6
Store operating and selling expenses       42,110      23.3         39,624      25.1         32,205      22.1
                                        ---------     -----      ---------     -----      ---------     -----
Store contribution                         36,683      20.2         22,850      14.5         27,077      18.5
General and administrative
   expenses                                20,086      11.1         20,534      13.0         23,703      16.2
Advertising and marketing expenses          7,896       4.3          3,070       1.9          7,736       5.3
Depreciation and amortization               8,046       4.4          7,648       4.9          7,346       5.0
                                        ---------     -----      ---------     -----      ---------     -----
Operating income (loss)                       682       0.4         (8,402)     (5.3)       (11,708)     (8.0)
Interest and other income                     213       0.1             90       0.1             41       0.0
Interest expense                            3,450       1.9          2,619      (1.7)         5,242      (3.6)
                                        ---------     -----      ---------     -----      ---------     -----
Loss from continuing operations
   before cumulative effect of a
   change in accounting principle       $  (2,555)     (1.4%)    $ (10,931)     (6.9%)    $ (16,909)    (11.6%)
                                        =========     =====      =========     =====      =========     =====
Number of stores
                                                         35                       26                       24
                                                      =====                    =====                    =====


SALES

               The Company's net sales from the Mayor's continuing operations for Fiscal 2000 were $181.3 million compared to $157.6 million and $146.0 million for Fiscal 1999 and pro forma Fiscal 1998, respectively. Comparative store net sales for Fiscal 2000 increased 2.9% compared to Fiscal 1999. The increase in sales for Fiscal 2000 is due to revenue contribution of new locations as well as the comparable store sales increase, created in part because of the fifty-three week calendar for Fiscal 2000. The comparable store sales increase is also a result of per store sales improvement in the Company's two flagship stores in Miami's Dadeland Mall and Boca Raton's Town Center Mall. Many of the Company's other stores in Florida and metropolitan Atlanta, Georgia also recorded comparable store sales increases. Comparative store net sales for Fiscal 1999 increased 10.8% compared to pro forma Fiscal 1998. The increase in revenues in Fiscal 1999 is mainly attributable to increases in all product categories, with the largest increase in the watch category.

               By opening new stores outside of Mayor's current geographical marketplace, the Company is seeking to expand its Mayor's chain to a national luxury jeweler. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprises a significant portion of the Mayor's business, which is a result of the Company's ability to effectively market high-end watches. The Company's future sales results in stores outside of its traditional markets in Florida and Georgia could be adversely impacted because some current watch vendor distribution agreements do not permit the Company to market their products in these new locations.

               As the Company brings in new merchandise for the stores it opens, the Company's merchants are able to freshen the assortment of inventory in all stores which should, in turn, lead to improved sales and margins.

COST OF SALES AND GROSS PROFIT

         Gross profit in Fiscal 2000 was 43.5% compared to 39.6% and 40.6% in Fiscal 1999 and pro forma Fiscal 1998, respectively. The increase in gross profit as a percentage of net sales for Fiscal 2000 is primarily because of improvements achieved through sales and purchasing efficiencies and merchandise management initiatives that improved initial markup and inventory management. The decrease in gross profit as a percentage of net sales for Fiscal 1999 compared to Fiscal 1998 is a result of the Company's liquidation of its slow moving inventory acquired with the acquisition in July 1998 at significantly reduced prices and a disproportionate increase in watch sales over the prior year, which generally have a lower gross profit than other product categories.

               The Company believes there is opportunity to increase gross profit over the next couple of years. Areas for gross margin improvement include strategies to lower the cost of merchandise purchased and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to continue to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving reserves are expected to decrease.

STORE OPERATING AND SELLING EXPENSES

         Store operating and selling expenses were $42.1 million, or 23.3% of sales for Fiscal 2000 compared to $39.6 million, or 25.1% of sales, and $32.2 million, or 22.1% of sales, for Fiscal 1999 and pro forma Fiscal 1998, respectively. The increase in store operating and selling expenses for Fiscal 2000 over Fiscal 1999 is mainly attributable to an increase in the number of stores, and to increases in chargecard and check processing fees and in percentage rent, which are all directly related to the increased sales. As a percentage of sales, store operating and selling costs fell to 23.3% in Fiscal 2000 from 25.1% in Fiscal 1999 as a result of increased comparable store sales. These expenses increased in both absolute dollars and as a percentage of sales in Fiscal 1999 from Fiscal 1998 primarily as a result of the introduction of a new sales commission structure and increased security costs introduced in Fiscal 1999.

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

STORE CONTRIBUTION

               As a result of the foregoing improvements in sales and gross margin, store contribution to central overhead increased to $36.7 million, or 20.2% of sales, in Fiscal 2000 from $22.9 million in Fiscal 1999. Store contribution fell to $22.9 million, or 14.5% of sales, in Fiscal 1999 from $27.1 million, or 18.5% of sales, in Fiscal 1998 primarily because of the increased commission expense, as well as because of lower gross margin contribution in Fiscal 1999. Total store contribution percentage could be imparted in future periods based on the timing of profitability of the Company's newly constructed stores.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $20.1 million for Fiscal 2000 compared to $20.5 million and $23.7 million for Fiscal 1999 and pro forma Fiscal 1998, respectively. General and administrative expenses as a percentage of net sales decreased to 11.1% in Fiscal 2000 compared to 13.0% and 16.2% in Fiscal 1999 and pro forma Fiscal 1998, respectively. The decrease in Fiscal 2000 is primarily a result of the greater efficiencies in these expenses as sales increased. The decrease in general and administrative expenses for Fiscal 1999 is primarily due to the efficiencies created by the consolidation of the Mayor's back office functions and locations. General and administrative expenses also include store opening costs of $674,000 and $392,000 for Fiscal 2000 and Fiscal 1999, respectively. The percentage of general and administrative expenses to net sales should continually decrease as the Company expands its business. Management believes that it can aggressively realize long term general and administrative savings thereby increasing profitability, and has begun to implement courses of action recommended in a study prepared for the Company by Deloitte & Touche's retail consulting group.

ADVERTISING AND MARKETING EXPENSES

               Advertising and marketing expenses were $7.9 million in Fiscal 2000 compared to $3.1 million and $7.7 million in Fiscal 1999 and pro forma Fiscal 1998, respectively. The increase in Fiscal 2000 is primarily attributable to the Company's efforts to introduce the Mayor's name for the new stores in metropolitan Washington DC, Nevada, Michigan, Texas and California, as well as starting to develop a national brand identity this year. The decrease in advertising and marketing expenses in Fiscal 1999 was primarily due to the Company's efforts to reduce expenses. The Company anticipates spending less on advertising and marketing in Fiscal 2001 than it did in Fiscal 2000.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses were $8.0 million for Fiscal 2000, compared to $7.6 million and $7.3 million for Fiscal 1999 and pro forma Fiscal 1998, respectively. The increase in depreciation expense for Fiscal 2000 and Fiscal 1999 is a result of the capital expenditures associated with the construction of new and remodeled stores which are net of the write-off of the fixed assets at the previous Mayor's headquarters in 1999. The increase in amortization expense for Fiscal 1999 is primarily attributable to the goodwill recorded in connection with the Mayor's acquisition, as well as to the amortization of financing costs relating to the Company's revolving credit facility.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income was $213,000 in Fiscal 2000, $90,000 in Fiscal 1999 and $41,000 in pro forma Fiscal 1998, respectively. Interest expense was $3.5 million for Fiscal 2000, compared to $2.6 million and $5.2 million for Fiscal 1999 and pro forma Fiscal 1998, respectively. The decrease in the refinancing of the interest expense in Fiscal 1999 is attributable to the partial paydown of Mayor's pre-acquisition debt and debt at a lower interest rate. The increase in interest expense for Fiscal 2000 is primarily attributable to the build out of new stores and the incremental inventory needed to stock these stores.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 3, 2001, cash and cash equivalents totaled $1.4 million and the Company had $44.4 million outstanding under its working capital facility. These outstanding borrowings reflect the Company's higher than anticipated inventory levels resulting primarily from less than projected year end holiday sales. Further, these amounts also are a result of an unnaturally low accounts payable balance created by the timing of the Company's inventory receipts, its payment cycle and decision to aggressively take advantage of early payment purchase discounts. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at February 3, 2001. The Company has the right to request an increase up to $110 million contingent upon lender approval. The Company amended its agreement in April 2001 for all appropriate terms and conditions related to the expiration of the Sam's agreement. The amendment terms provides that the credit facility bears interest at floating rates and the Company has the option of LIBOR plus 2.25% or the bank's adjusted base rate plus 1.00%. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The amended agreement contains covenants which require the Company to maintain a fixed charge ratio, an interest coverage ratio, a consolidated EBITDA minimum, tangible net worth minimum, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

         During Fiscal 2000, cash flows from continuing operating activities used $53.4 million in cash. Cash flows net of discontinued operations provided $5.2 million in cash. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. During Fiscal 2000 these seasonal needs and the Company's additional Mayor's locations opened during Fiscal 2000 were supplied primarily by the Company's cash from operating activities. During Fiscal 2000, the Company's peak level of inventory for both continuing and discontinued operations was $164.3 million requiring a maximum outstanding borrowing on the line of credit of $74.8 million.

               Net cash used in investing activities was $19.8 million in Fiscal 2000, primarily related to capital expenditures for the ten new stores and two remodeled locations. Fiscal 2000 capital expenditures include back office computer software and hardware as well. The Company currently plans to open seven Mayor's stores during 2001. Subject to the availability of desirable real estate locations, the Company plans to open approximately four to seven new stores per year thereafter. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $1.5 million during Fiscal 2001, primarily for operating software upgrades, as well as other management information system enhancements.

               On April 16, 1999, the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which has subsequently increased another $10 million to a total of $30 million. The acquired shares will be held in treasury or canceled. As of February 3, 2001, the Company had repurchased 9,983,954 shares at a cost of $29.4 million, all held in treasury.

               The Company believes that its cash on hand, projected cash from operations and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for Fiscal 2001; however, there can be no assurance that the Company's operating results will be sufficient to sustain all future debt service and working capital needs.

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

INTEREST RATE RISK

               The Company's credit facility accrues interest at floating rates, currently based upon LIBOR plus 2.25% or the bank's adjusted base rate plus 1.00%, at the Company's option. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company's earnings per share of a one-percentage point interest rate change on the outstanding balance as of February 3, 2001 would increase or decrease earnings per share by $.01 per share.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

               This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like "plans," "expects," "believes," "will," "anticipates," "intends," "projects," "estimates," "could," "would," "may," "planned," "goal," and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company's strategy for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements.

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

               The Company operates today primarily through mall based stores under the Mayor's and Maier & Berkele names. Management continuously considers other growth opportunities including acquisitions of, or investments in businesses similar or complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the integration of, or establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

               The Company plans to open seven new Mayor's stores in 2001. The Company considers its Mayor's expansion program to be an integral part of its future plans to replace the Sam's business. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

         All but four of the Mayor's stores are located in major regional malls. The success of the Company's operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor's stores. The loss of mall anchor tenants in the regional malls where the Mayor's stores are located, the opening of competing regional malls or other economic downturns affecting customer mall traffic could have an adverse effect on the Company's net sales and profitability.

               The working capital facility agreement contains covenants, which require the Company to maintain financial ratios including a leverage ratio, fixed-charge ratio, tangible net worth, and also limits capital expenditures, incurrence of additional debt, and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                          24

Consolidated Balance Sheets as of February 3, 2001
  and January 29, 2000                                                25

Consolidated Statements of Operations for
  the Year Ended February 3, 2001,
  the Year Ended January 29, 2000, and
  the Year Ended January 30, 1999                                     26

Consolidated Statements of Stockholders'  Equity for
  the Year Ended February 3, 2001,
  the Year Ended January 29, 2000, and
  the Year Ended January 30, 1999                                     27

Consolidated Statements of Cash Flows for
  the Year Ended February 3, 2001,
  the Year Ended January 29, 2000, and
  the Year Ended January 30, 1999                                  28-29

Notes to Consolidated Financial Statements                            30

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mayor's Jewelers, Inc
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Mayor's Jewelers, Inc. (formerly Jan Bell Marketing, Inc.) and its subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note D(6) to the consolidated financial statements during the year ended January 29, 2000, the Company changed its method of accounting for certain direct and indirect costs related to inventory in prior years.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida

March 23, 2001, except for the second paragraph of Note G, as to which the date is April 27, 2001

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                     FEBRUARY 3,  JANUARY 29,
                                                                      2001           2000
                                                                    ---------     ---------
                                           ASSETS

Current Assets:
Cash and cash equivalents                                           $   1,363     $   1,049
Accounts receivable (net of allowance for
   doubtful accounts of $1,403 and $1,274,
   respectively)                                                       34,974        25,884
Inventories                                                           107,674        78,640
Other current assets                                                   10,913         2,088
                                                                    ---------     ---------
   Total current assets                                               154,924       107,661
                                                                    ---------     ---------
Property, net                                                          42,651        28,238
Excess of cost over fair value of net
   assets acquired                                                     24,204        26,614
Other assets                                                            2,273         2,653
                                                                    ---------     ---------
   Total non-current assets                                            69,128        57,505

Net assets of discontinued operations                                      --        55,297
                                                                    ---------     ---------
   Total assets                                                     $ 224,052     $ 220,463
                                                                    =========     =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                    $  14,039     $  24,387
Accrued expenses                                                       11,374        13,061
Due to former Mayor's shareholders                                         --         5,095
Net liabilities of discontinued operations                              4,839            --
                                                                    ---------     ---------
   Total current liabilities                                           30,252        42,543
                                                                    ---------     ---------
Long term debt                                                         44,390        24,424
Other long term liabilities                                             5,151         1,817
                                                                    ---------     ---------
   Total long term liabilities                                         49,541        26,241
Deferred gain from discontinued operations                                 --        15,124
                                                                    ---------     ---------

Commitments and contingencies (Note I)                                     --            --

Stockholders' Equity:
Common stock, $.0001 par value,
   50,000,000 shares authorized, 29,210,886 and
   28,457,634 shares issued, respectively                                   3             3
Additional paid-in capital                                            193,821       191,810
Accumulated deficit                                                   (20,165)      (31,162)
Less: 9,983,954 and 8,078,798 shares of
   treasury stock, at cost, respectively                              (29,400)      (24,096)
                                                                    ---------     ---------
   Total stockholders' equity                                         144,259       136,555
                                                                    ---------     ---------
   Total liabilities and
       stockholders' equity                                         $ 224,052     $ 220,463
                                                                    =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                    YEAR ENDED      YEAR ENDED    YEAR ENDED
                                                                    FEBRUARY 3,    JANUARY 29,    JANUARY 30,
                                                                       2001           2000           1999
                                                                   ------------   ------------   ------------
Net sales                                                          $    181,256   $    157,629   $     84,379
Cost of sales                                                           102,463         95,155         50,113
                                                                   ------------   ------------   ------------
Gross profit                                                             78,793         62,474         34,266

Store operating and selling expenses                                     42,110         39,624         17,197
                                                                   ------------   ------------   ------------
Store contribution                                                       36,683         22,850         17,069

General and administrative expenses                                      20,086         20,534         12,124
Advertising and marketing expenses                                        7,869          3,070          5,614
Depreciation and amortization                                             8,046          7,648          3,390
                                                                   ------------   ------------   ------------
                                                                         36,001         31,252         21,128
                                                                   ------------   ------------   ------------

Operating income (loss)                                                     682         (8,402)        (4,059)

Interest and other income                                                   213             90             24
Interest expense                                                          3,450          2,619          1,744
                                                                   ------------   ------------   ------------
Loss from continuing operations
   before cumulative effect of a change in accounting
   principle                                                             (2,555)       (10,931)        (5,779)
Cumulative effect of a change in accounting principle                        --         (2,173)            --
                                                                   ------------   ------------   ------------
Loss from continuing operations                                          (2,555)       (13,104)        (5,779)
Income from discontinued operations, net
   of income tax liability (benefit) of $531 and
   ($2,257), respectively                                                    --          8,019         22,997
Gain from disposition of discontinued operations,
   net of income tax liability of $393 in 2000                           13,552             --             --
                                                                   ------------   ------------   ------------
Net income (loss)                                                  $     10,997   $     (5,085)  $     17,218
                                                                   ============   ============   ============

Weighted average shares outstanding                                  19,587,322     25,535,852     27,401,952

(Loss) earnings per share:
   Continuing operations before cumulative effect
      of a change in accounting principle                          $      (0.13)  $      (0.43)  $      (0.21)
   Cumulative effect of a change in accounting
      principle                                                              --          (0.09)            --
   Discontinued operations                                                 0.69           0.32           0.84
                                                                   ------------   ------------   ------------
                                                                   $       0.56   ($      0.20)  $       0.63
                                                                   ============   ============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     ACCUMULATED
                                                                                        OTHER
                           COMMON              ADDITIONAL              COMPREHENSIVE COMPREHENSIVE
                           SHARES     COMMON    PAID-IN    ACCUMULATED   INCOME        INCOME      TREASURY
                           ISSUED     STOCK     CAPITAL     DEFICIT      (LOSS)        (LOSS)        STOCK       TOTAL
                           ------     -----     -------     -------      ------        ------        -----       -----

BALANCE AT JANUARY 31,
   1998                   25,981,970       $3    $180,649   $(43,295)                    $(1,778)      $  --    $135,579
COMPREHENSIVE INCOME:
 NET INCOME                                                    17,218       $17,218                              17,218
                                                                            =======

PURCHASE PLAN EXERCISE       30,921                   106                                                           106
ISSUANCE OF COMMON STOCK    816,034                 3,078                                                         3,078
ISSUANCE OF COMMON
   STOCK-MAYOR'S
   ACQUISITION            1,529,550                7,705                                                          7,705
                          ---------     ------    ------                                 -------       -----    -------
BALANCE AT JANUARY 30,
   1999                   28,358,475        3     191,538    (26,077)                     (1,778)         --    163,686
COMPREHENSIVE INCOME:

NET LOSS                                                      (5,085)      $(5,085)                             (5,085)
FOREIGN CURRENCY
TRANSLATION
   ADJUSTMENT                                                                 1,778        1,778                  1,778
                                                                           --------
                                                                            $(3,307)
                                                                           ========
PURCHASE PLAN EXERCISE       76,261                   216                                                           216
ISSUANCE OF COMMON STOCK     22,898                    56                                                            56
TREASURY STOCK           (8,078,798)                                                                (24,096)    (24,096)
                          ---------     ------    -------    -------                     -------    -------     -------

BALANCE AT JANUARY 29,    20,378,836        3     191,810    (31,162)                          0    (24,096)    136,555
2000

COMPREHENSIVE INCOME:

NET INCOME                                                     10,997       $10,997                              10,997
                                                                            =======

PURCHASE PLAN EXERCISE       87,796                   182                                                           182
ISSUANCE OF COMMON STOCK    665,456                 1,829                                                         1,829
TREASURY STOCK            (1,905,156)                                                                (5,304)     (5,304)
                          ---------     ------    -------      ------                    -------    -------     -------

BALANCE AT FEBRUARY 3,
  2001                    (1,905,154)      $3    $193,821   $(20,165)                         $0   $(29,400)    $144,259
                          ==========       ==    ========   =========                    =======   ========     ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS SHOWN IN THOUSANDS)


                                                               YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                              FEBRUARY 3,        JANUARY 29,        JANUARY 30,
                                                                  2001               2000              1999
                                                            ----------------   ----------------  -----------------

Cash flows from operating activities:
   Cash received from customers                                 $ 172,164          $ 157,130          $ 82,221
   Cash paid to suppliers and employees                          (222,239)          (170,806)          (83,927)
   Interest and other income received                                 213                 91             1,061
   Interest paid                                                   (3,450)            (2,619)           (1,744)
   Income taxes paid                                                  (58)              (262)               --
                                                                ---------          ---------          --------
Net cash used in continuing operating activities                  (53,370)           (16,466)           (2,389)
Net cash provided by discontinued operations                       58,563             51,543            61,669
                                                                ---------          ---------          --------
Net cash provided by operating activities                           5,193             35,077            59,280
                                                                ---------          ---------          --------
Cash flows from investing activities:
   Investment in Mayor's, net of cash acquired                        423             (2,686)          (59,111)
   Capital expenditures                                           (20,214)            (8,373)           (2,784)
                                                                ---------          ---------          --------
Net cash used in investing activities                             (19,791)           (11,059)          (61,895)
                                                                ---------          ---------          --------
Cash flows from financing activities:
   Borrowings under line of credit                                461,950            501,703                --
   Line of credit repayments                                     (441,984)          (503,689)               --
   Purchase of treasury stock                                      (5,304)           (24,096)               --
   Proceeds from sale of employees stock plans                      2,011                272                --
   (Cash paid)/ increase in due to Mayor's shareholders            (5,095)            (1,050)            6,145
   Payment of commitment fee                                           --                (75)               --
   Other                                                            3,334                436                --
                                                                ---------          ---------          --------
Net cash provided by (used in) financing activities                14,912            (26,499)            6,145
                                                                ---------          ---------          --------
Net increase (decrease) in cash and cash equivalents                  314             (2,481)            3,530
Cash and cash equivalents at beginning of year                      1,049              3,530                --
                                                                ---------          ---------          --------
Cash and cash equivalents at end of year                        $   1,363          $   1,049          $  3,530
                                                                =========          =========          ========


                                                                     (CONTINUED)


                                                             YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                             FEBRUARY 3,        JANUARY 29,       JANUARY 30,
                                                                 2001              2000              1999
                                                             -----------       ------------       ------------

Reconciliation of net income (loss) to net cash
   provided by operating activities:
Net income (loss)                                              $ 10,997          $ (5,085)         $ 17,218
Deduct gain/income from discontinued operations                 (13,552)           (8,019)          (22,997)
                                                               --------          --------          --------
Loss from continuing operations                                  (2,555)          (13,104)           (5,779)
                                                               --------          --------          --------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                  8,046             7,648             3,390
   Provision for doubtful accounts                                1,403             1,274                --
   Cumulative effect of change in accounting principle               --             2,173                --
(Increase) decrease in assets:
      Accounts receivable                                       (10,493)           (1,773)               --
      Inventories                                               (29,034)          (10,665)               --
      Other assets                                               (8,702)             (492)               --
Increase (decrease) in liabilities:
      Accounts payable                                          (10,348)           (1,359)               --
      Accrued expenses                                           (1,687)             (168)               --
                                                               --------          --------          --------

Net cash used in continuing operating activities                (53,370)          (16,466)           (2,389)
Net cash provided by discontinued operations                     58,563            51,543            61,669
                                                               --------          --------          --------
Net cash provided by operating activities                      $  5,193          $ 35,077          $ 59,280
                                                               ========          ========          ========


                                                                     (CONCLUDED)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               FISCAL YEARS ENDED
             FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

A. NATURE OF BUSINESS:

         Mayor's Jewelers, Inc. (formerly Jan Bell Marketing, Inc.) and subsidiaries ("Mayor's" or the "Company") are primarily engaged in the sale of jewelry, watches and other consumer products, operating Mayor's and Maier & Berkele luxury jewelry stores. This chain operates 35 locations in South and Central Florida, metropolitan Atlanta, Georgia, Chicago, Illinois, metropolitan Washington DC, Las Vegas, Nevada, Troy, Michigan, Dallas, Texas and Newport Beach and Sacramento, California. The Fiscal 2000 class of new stores represented the Company's first foray into markets outside of Florida and Georgia.

         The Company announced on June 30, 2000 at its Annual Meeting of Shareholders that its stockholders had approved the change of the Company's name from Jan Bell Marketing, Inc. to Mayor's Jewelers, Inc.

         The Company's consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-three weeks ended February 3, 2001 and the fifty-two weeks ended January 29, 2000 and January 30, 1999 are referred to herein as Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

B. DISCONTINUED OPERATIONS:

         The Company also retailed fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam's Club, a division of Wal-Mart, Inc., pursuant to an agreement whereby the Company operated a concession at all of Sam's domestic and Puerto Rico locations through February 1, 2001. During April 1999, the Company was informed by Sam's that the concession agreement would not be renewed beyond its expiration date.

         Sam's Division is therefore accounted for as a discontinued operation due to the expiration on February 1, 2001. In connection therewith, the Company recorded a gain from disposition of $13.6 million, net of a tax liability of $393,000. Sam's Division sales during Fiscal 2000 through the date of disposition were $227.3 million. Sales for Fiscal 1999 and Fiscal 1998 were $277.6 million and $278.8 million, respectively. Income (loss) from discontinued operations for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were ($1.6) million, $26.4 million and $23.0 million, respectively. The following table discloses the net assets/liabilities of the discontinued operations as of each of the following year-ends:


                                                        FEBRUARY 3,           JANUARY 29,
                                                           2001                  2000
                                                       -------------         --------------
                                                             (AMOUNTS SHOWN IN THOUSANDS)
Cash                                                      $    --             $    392
Accounts Receivable                                            --                6,025
Inventories                                                    --               47,090
Other current assets                                           --                8,097
Fixed assets                                                   --                  858
Other                                                        (187)                (965)
Accounts Payable                                           (4,652)              (8,130)
                                                          -------             --------
Net (liabilities) assets of discontinued items            $(4,839)            $ 55,297
                                                          =======             ========

C. MAYOR'S ACQUISITION:

         In July 1998, the Company acquired Mayor's Jewelers, Inc. Total consideration consisted of approximately $18 million cash, 2 million shares of the Company's common stock, and the assumption of Mayor's outstanding debt which was refinanced through a new $80 million working capital facility with a syndicate of banks led by Citicorp, U.S.A., Inc. Following the closing, the Company had approximately $40 million outstanding under its new facility. The accompanying Consolidated Balance Sheet as of February 3, 2001 includes goodwill of approximately $24.2 million, net of $4.0 million in accumulated amortization, resulting from the Mayor's acquisition. The operating results of Mayor's are included in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended January 30, 1999, effective as of August 1, 1998, which is the acquisition date for accounting purposes.

         In connection with the Mayor's acquisition, certain former minority shareholders of Mayor's filed a lawsuit in state court in Miami, Florida against Mayor's and the Company and two directors of Mayor's claiming that the acquisition and merger violated their shareholders' rights and that the acquisition of the Mayor's stock was unlawful. The lawsuit was settled in February 2000 without any material impact. The consideration for the stock of the former minority shareholders is reflected in the Consolidated Balance Sheet as of January 29, 2000 and classified as Due to Former Mayor's Shareholders.

D. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (1) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         (2) USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (3) SALES OF CONSIGNMENT MERCHANDISE -- Income is recognized on the sale of inventory held on consignment at such time as the merchandise is sold.

         (4) SALES RETURNS -- The Company generally gives its customers the right to return merchandise purchased by them and records an accrual at the time of sale for the effect of the estimated returns.

         (5) ACCOUNTS RECEIVABLE - - Accounts receivable arise primarily from customers' use of the Mayor's credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. Finance charge income for Fiscal 2000 was $3.0 million, Fiscal 1999 was $2.1 million and was $1.1 million for the six months ended January 30, 1999 and is recorded as net sales in the accompanying Consolidated Statements of Operations.

         Certain sales plans of Mayor's provide for revolving lines of credit under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of February 3, 2001 that is not scheduled to be collected during the year ending February 2, 2002 is approximately $8.9 million or 27% of Mayor's chargecard receivable.

         (6) INVENTORIES -- The Mayor's inventories are valued at last-in, first-out ("LIFO") cost which is not in excess of market. Under the first-in, first-out ("FIFO") cost method of accounting, the Mayor's LIFO inventories would have been $71,000 less than what is reported at February 3, 2001. The Company records reserves for lower of cost or market, damaged goods, and slow-moving inventory.

         Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale were included in inventory for Fiscal 1998. The amount of these costs included in inventory as of January 30, 1999 was approximately $2.2 million. During Fiscal 1999, the Company changed its methodology from capitalizing such costs in the inventory balance to expensing these costs as incurred. As a result of this change in accounting principle, the Company recognized a $2.2 million charge. The impact of the change on Fiscal 1998 results is insignificant.

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

         (9) CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         (10) COST IN EXCESS OF FAIR VALUE OF ASSETS ACQUIRED ("GOODWILL") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill resulting from the Mayor's acquisition is being amortized using the straight line method over 15 years. Goodwill resulting from the Company's acquisition of Exclusive Diamonds, Inc. in 1990 was written-off during Fiscal 1999 and is included as other charges in the gain from disposition of discontinued operations in the Consolidated Statement of Operations. Accumulated amortization related to the Company's Goodwill at February 3, 2001 and January 29, 2000 was approximately $4.0 million and $2.0 million, respectively.

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

         (13) ADVERTISING COSTS -- Advertising costs are charged to expense as incurred or, for direct response advertising, capitalized and amortized in proportion to related revenues. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $7.9 million, $3.3 million and $7.7 million in Fiscal 2000, 1999 and 1998, respectively.

                (14) PRE-OPENING EXPENSES -- Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

         (15) COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income as presented in the accompanying consolidated statements for Fiscal 1998 represents net income and foreign currency translation adjustments.

         (16) RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

         (17) NEWLY ISSUED ACCOUNTING STANDARDS - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS FOR HEDGING ACTIVITIES" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138") for certain derivative instruments and hedging activities as indicated by SFAS 138. The effect of adopting SFAS 133 will not have a significant effect on the Company's consolidated financial statements.

         (18) EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings per share is not presented as the assumed conversion of options and warrants would not result in the requirement for such a presentation.

E. INVENTORIES:

               Inventories are summarized as follows:

                                                                FEBRUARY 3,                 JANUARY 29,
                                                                   2001                          2000
                                                          -----------------------        -----------------------
                                                          COMPANY        HELD ON          COMPANY       HELD ON
                                                           OWNED       CONSIGNMENT         OWNED      CONSIGNMENT
                                                           -----       -----------         -----      -----------
                                                                      (AMOUNTS SHOWN IN THOUSANDS)

Precious and semi-precious gem jewelry-
  related merchandise (and associated gold):
  Raw materials                                           $    636      $     --           $ 2,806        $     --
  Finished goods                                            67,551        15,827            52,152          15,422
Watches                                                     35,810           551            21,027             190
Other consumer products                                      3,677           469             2,655             128
                                                          --------      --------           -------        --------
                                                          $107,674      $ 16,847           $78,640        $ 15,740
                                                          ========      ========           =======        ========


F. PROPERTY:

               The components of property are as follows:

                                                FEBRUARY 3,     JANUARY 29,
                                                   2001            2000
                                                -----------     ------------
                                                     (AMOUNTS SHOWN IN
                                                         THOUSANDS)

Land                                              $  3,248        $  3,248
Buildings and improvements                           8,259           8,234
Furniture and fixtures                              25,410          21,210
Leasehold improvements                              32,901          19,922
Automobiles and trucks                                 347             356
                                                  --------        --------
                                                    70,165          52,970
Less accumulated depreciation                      (27,514)        (24,732)
                                                  ---------       --------
                                                  $ 42,651        $ 28,238
                                                  ========        ========

         Depreciation expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 was approximately $5.8 million, $5.7 million and $2.6 million, respectively.

G. LONG-TERM DEBT:

         On July 28,1998, the Company entered into a loan and security agreement with a syndicate of banks led by Citicorp, U.S.A., Inc. for an $80 million credit facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at February 3, 2001 and January 29, 2000. The Company has the right to request an increase up to $110 million contingent upon lender approval. Of this total, an aggregate maximum of $10 million can be used for the issuance of one or more Letters of Credit.

         The credit facility is collateralized by substantially all of the Company's assets. The Company amended its agreement in April 2001 for all appropriate terms and conditions related to the expiration of the Sam's agreement. The amended agreement contains covenants which require the Company to maintain a fixed charge ratio, an interest coverage ratio, a consolidated EBITDA minimum, tangible net worth minimum, and also limits capital expenditures, incurrence of additional debt, and prohibits payments of dividends.

         The credit facility bears interest at floating rates, currently a portion is based upon LIBOR plus 2.25% and the remaining portion at the bank's adjusted base rate plus 1.00%, at the Company's option. The interest rate at February 3, 2001 based upon LIBOR and the bank's adjusted base rate was 7.12% and 9.25%, respectively. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. At February 3, 2001, the Company had approximately $44.3 million outstanding under this facility and had $.8 million in letters of credit outstanding. The loan and security agreement expires on July 28, 2003.

         Information concerning the Company's short-term borrowings follows. Any borrowings that exceed $50 million are considered short term. As of February 3, 2001 and January 29, 2000, there were no short-term borrowings.

                                              YEAR ENDED     YEAR ENDED
                                                FEB. 3,       JAN. 29,
                                                 2001           2000
                                            ------------     ------------
                                            (DOLLARS SHOWN IN THOUSANDS)

Maximum borrowings outstanding
  during the period                            $ 24,807       $ 12,902
Average outstanding balance
  during the period                            $  3,401       $  1,772
Weighted average interest rate
  for the period                                    8.6%           7.6%

H. INCOME TAXES:

         The significant items comprising the Company's net deferred taxes as of February 3, 2001 and January 29, 2000 are as follows:


                                                            FEBRUARY 3, 2001         JANUARY 29, 2000
                                                          ---------------------     --------------------
                                                                  (AMOUNTS SHOWN IN THOUSANDS)

Deferred Tax Liabilities:
   Difference between book and tax basis of property                 $    --            $   260
   Purchase accounting differences in basis of
      inventories acquired                                             8,987              8,987
   Foreign income subject to tax net of available credits              1,793              2,023
                                                                     -------            -------
                                                                      10,780             11,270
                                                                     -------            -------

Deferred Tax Assets:
   Difference between book and tax basis of property                     649                 --
   Sales Returns and doubtful accounts allowances not
      currently deductible                                               677                761
   Inventory reserves not currently deductible                         3,723              3,397
   Federal net operating loss and tax credit carryforward              5,137              4,752
   State net operating loss carryforward                                 815              2,327
   Other reserves not currently deductible                             2,199              2,613
   Deferred gain from discontinued operations                             --              5,943
   Change in accounting principle                                        839                839
                                                                     -------            -------
                                                                      14,039             20,632
                                                                     -------            -------

   Net deferred tax asset before valuation allowance                   3,259              9,362
   Valuation allowance                                                   490              6,593
                                                                     -------            -------
Net Deferred Tax Asset                                               $ 2,769            $ 2,769
                                                                     =======            =======


         The Company has a federal net operating loss carryforward of approximately $9.9 million and state net operating loss carryforward of approximately $17.7 million. The amount of Mayor's NOL included in the $9.9 million is approximately $2.9 million, of which, due to Section 385 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2010 through 2020 and the state net operating loss carryforward expires beginning in 2009 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset, which is included in the Other Current Assets in the accompanying Consolidated Balance Sheets, to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

         At the time the Company purchased Exclusive Diamonds International, Limited ("EDI") in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 "approved enterprise" status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The effect in Fiscal 2000, Fiscal 1999 and Fiscal 1998 was not material. The "approved enterprise" tax benefit was available to EDI until the year 2000. Upon its sale or liquidation, EDI will be subject to a 10% tax on any income that was previously exempted from tax as a result of its "approved enterprise" status. Furthermore, depending on the specific form of the transaction, the Company may be subject to additional Israeli taxes, at rates ranging from 15% to 36%, upon the sale of either EDI's assets or the Company's stock of EDI.

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

         Operating Leases- The Company had a land and building lease with a trust which expired on January 30, 1999, which had been extended on a month to month basis through May 1999. Certain beneficiaries of the trust were shareholders of Mayor's prior to the acquisition and are also current shareholders. Rent expense related to this lease was $118,000 through May 1999 and $190,000 for the six-month period subsequent to acquisition. The Company leases all of its Mayor's division retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. The Company also has non-cancelable operating leases for copiers, postage machines, and computer equipment. At February 3, 2001, the Company was obligated for the following minimum annual rentals under non-cancelable operating leases:

        FISCAL                                              AMOUNTS
         YEAR                                             IN THOUSANDS
         ----                                             ------------

         2001                                               $ 8,783
         2002                                                10,183
         2003                                                10,016
         2004                                                 9,511
         2005                                                 9,269
         Thereafter                                          42,900
                                                           --------
                                                            $90,662
                                                           ========

         Rent expense for the Mayor's stores was approximately $9.6 million including $1.8 million of contingent rent for 2000, $7.7 million including $2.4 million of contingent rent for Fiscal 1999 and $3.7 million including $1.5 million of contingent rent during the six months ended January 30, 1999.

J. LEGAL PROCEEDINGS:

         The Company is involved in litigation arising from the normal course of business. All previously reported litigation with a former vendor was settled and concluded with no material adverse effect. In all other pending matters, the Company believes the facts and the law support its position and those matters should not materially affect the Company's financial position; however, there can be no assurance as to the final result of legal matters.

K. EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

         As of February 3, 2001 the Company had 1,053,219 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

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

         A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 87,796, 76,261 and 30,921 shares were issued during the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

PROFIT SHARING PLANS

         In December 1992, the Board of Directors approved the Jan Bell Marketing, Inc. 401(k) Profit Sharing Plan & Trust, which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a cash contribution of 25% of the employee's pretax contribution, up to 4% of the employee's compensation, in any calendar year. The employer match for Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $187,587, $202,094 and $88,713, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 2000, Fiscal 1999 and Fiscal 1998 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:


                                                                                  FISCAL         FISCAL        FISCAL
                                                                                  2000            1999          1998
                                                                                ----------     ----------     ----------
Net income/(loss) (in thousands)
  As reported:
     Continuing operations                                                      $   (2,555)    $  (13,104)    $   (5,779)
     Discontinued operations                                                        13,552          8,019         22,997
                                                                                ----------     ----------     ----------
                                                                                $   10,997     $   (5,085)    $   17,218
                                                                                ==========     ==========     ==========
  Proforma:
      Continuing operations                                                     $   (3,481)    $  (15,786)    $   (8,879)
      Discontinued operations                                                       13,552          8,019         22,997
                                                                                ----------     ----------     ----------
                                                                                $   10,071     $   (7,767)    $   14,118
                                                                                ==========     ==========     ==========
Income/(loss) per share
  As reported basic and diluted:
     Continuing operations                                                      $    (0.13)    $    (0.52)    $    (0.21)
     Discontinued operations                                                          0.69           0.32           0.84
                                                                                ----------     ----------     ----------
                                                                                $     0.56     $    (0.20)    $     0.63
                                                                                ==========     ==========     ==========
  Proforma basic and diluted:
     Continuing operations                                                      $    (0.18)    $    (0.62)    $    (0.32)
     Discontinued operations                                                          0.69           0.32           0.84
                                                                                ==========     ==========     ==========
                                                                                $     0.51     $    (0.30)    $     0.52
                                                                                ==========     ==========     ==========

         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 2000, Fiscal 1999 and Fiscal 1998: expected volatility of 59%, 84% and 67%, respectively, risk-free interest rate of 4.70%, 6.58% and 5.23%, respectively, expected lives of approximately five years and a dividend yield of zero for all three fiscal years presented. The weighted average fair values of options granted during Fiscal 2000, Fiscal 1999 and Fiscal 1998 were $2.94, $3.03 and $3.90, respectively.

         The following is a summary of the activity in the option plans during Fiscal 2000, Fiscal 1999 and Fiscal 1998:


                                              FISCAL 2000                 FISCAL 1999                      FISCAL 1998
                                         ---------------------        ---------------------           ---------------------
                                                      WEIGHTED                      WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                                      EXERCISE                      EXERCISE                      EXERCISE
                                          SHARES        PRICE          SHARES         PRICE           SHARES        PRICE
                                          ------        -----          ------         -----           ------        -----

Outstanding at beginning of year        7,118,216        $4.35        6,918,124        $4.43        6,951,624        $4.41
Granted                                 1,388,500         2.62          367,500         2.95        1,101,009         5.61
Canceled                                 (752,461)        5.80         (144,510)        4.82         (318,478)        9.65
Exercised                                (665,456)        2.75          (22,898)        2.46         (816,031)        3.77
                                       ----------        -----       ----------        -----       ----------        -----
Outstanding at end of year              7,088,799        $4.01        7,118,216        $4.35        6,918,124        $4.43
                                       ==========        =====       ==========        =====       ==========        =====


     A summary of the status of the option plans as of February 3, 2001 is presented below:


                                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                    --------------------------        -------------------------
                                                    WEIGHTED AVG
                                                      REMAINING       WEIGHTED                        WEIGHTED
        RANGE OF                                     CONTRACTUAL       AVERAGE                         AVERAGE
        EXERCISE                    NUMBER              LIFE          EXERCISE          NUMBER        EXERCISE
         PRICES                   OUTSTANDING        (IN YEARS)         PRICE         EXERCISABLE       PRICE
         ------                   -----------        ----------         -----         -----------       -----

    $   2.06 - $2.08                    85,000             5.7         $   2.06            85,000        $   2.06
    $   2.09 - $3.09                 4,187,114             4.0         $   2.52         2,838,459        $   2.54
    $   3.10 - $4.64                 1,000,908             5.7         $   3.99           649,973        $   4.01
    $   4.65 - $6.95                 1,215,320             3.8         $   5.69           947,652        $   5.54
    $  6.96 - $10.43                   254,460             2.0         $   9.12           254,460        $   9.12
    $ 10.44 - $14.10                   345,997             3.1         $  12.92           345,997        $  12.92
    ----------------                ----------            ----         --------        ----------        --------
    $  2.06 - $14.10                 7,088,799             4.1         $   4.01         5,121,541        $   4.30
    ================                 =========           =====        =========         =========        ========


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
                                                                ========

N. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                 FOURTEEN
                                            THIRTEEN WEEKS ENDED                WEEKS ENDED
                                 -----------------------------------------      -----------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  APR. 29,        JUL. 29,        OCT. 28,        FEB. 3,
                                    2000            2000            2000           2001
                                  --------        --------        --------        -------
Net Sales                         $ 34,648        $ 39,220        $ 35,874        $71,513
Gross Profit                        13,834          16,499          14,515         33,945
Net income (loss)                   (3,281)           (992)         (4,987)        20,258
Basic earnings (loss) per
  Common Share                       (0.16)          (0.05)          (0.26)          1.06
Diluted earnings (loss) per
  Common Share                       (0.16)          (0.05)          (0.26)          1.01



                                                THIRTEEN WEEKS ENDED
                                  -------------------------------------------------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  MAY 1,          JUL. 31,      OCT. 30,         JAN. 29,
                                   1999             1999          1999             2000
                                  ------          --------      --------         --------

Net Sales                         $ 27,389        $31,989       $ 32,192        $63,774
Gross Profit                        10,086         11,604         11,568         26,890
Net income (loss)                   (2,845)           623         (5,381)         2,518
Basic earnings (loss) per
  Common Share                       (0.10)          0.02          (0.22)          0.10
Diluted earnings (loss) per
  Common Share                       (0.10)          0.02          (0.22)          0.10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEMS 10 THROUGH 13.

         Within 120 days after the close of the fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. The answers to Items 10 through 13 are incorporated by reference pursuant to General Instruction G(3); provided, however, the Compensation Committee Report, Audit Committee Report, the Performance Graphs, and all other items of such report that are not required to be incorporated, are not incorporated by reference into this Form 10-K or any other filing with the Securities and Exchange Commission by the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following is a list of the consolidated financial statements of Mayor's Jewelers, Inc. included in Item 8 of Part II.

INDEPENDENT AUDITORS' REPORT.

CONSOLIDATED BALANCE SHEETS - February 3, 2001 and January 29, 2000.

CONSOLIDATED STATEMENTS OF OPERATIONS - Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended February 3, 2001, January 29, 2000 and January 30, 1999.

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

(a)(3) The following list of schedules and exhibits are included or incorporated by reference as indicated in this Form 10-K:

EXHIBIT
NUMBER             DESCRIPTION
------             -----------

3.1- Certificate of Incorporation. Incorporated by reference from Company's Form 10-Q filed in September 2000.

3.2- Bylaws. Incorporated by reference from Company's Form 10-K filed May 15, 1995.

4.1- Specimen Certificate. Incorporated by reference from Company's Form 10-K filed in March 1991.

4.2- Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Company's Form 10-K filed in March 1991.

4.3-               Jan Bell Marketing, Inc. Employee Stock Purchase Plan.
                   Incorporated by reference from Company's Form 10-K filed in March 1991.

4.4- Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Company's Definitive Proxy Statement filed in April 1993.

4.5- Rights Agreement dated November 21, 1996. Incorporated by reference from Form 8-K filed November 21, 1996.

10.1-              Form of Indemnification Agreement.

10.4- Warrant Agreement dated May 31, 1995 between the Company and Various Lenders. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

10.5- Warrant Agreement dated May 31, 1995 between the Company, GBFC, Inc. and Foothill Capital Corporation. Incorporated by reference from Company's Form 10-K/A filed in May 1995.

10.6- Employment Agreement dated June 2, 1997 between Isaac Arguetty and the Company. Incorporated by reference from the Company's Form 10-Q filed September 17, 1997.

10.7- Employment Agreement dated October 20, 1997 between David Boudreau and the Company. Incorporated by reference from Company's Form 10-K filed March 1, 1998.

10.9- Employment Agreement dated October 20, 1997 between Marc Weinstein and the Company. Incorporated by reference from Company's Form 10-K filed March 1, 1998.

10.10- Loan and Security Agreement dated July 28, 1998, among Citicorp USA, Inc. and JBM Retail Company, Inc., Mayor's Jewelers, Inc. and the Company. Incorporated by reference from Company's Form 10-Q filed September 15, 1998.

10.11- Amendment to Loan and Security Agreement dated April 27, 2001, among Citicorp USA, Inc. Mayor's Jewelers, Inc., JBM Retail Company, Inc. and the Company.

21.1- Subsidiaries of Registrant: Wholly-owned subsidiaries of the Company include Ultimate Fine Jewelry and Watches, Inc and JBM Retail Company, Inc., Delaware corporations; Regal Diamonds International Ltd. and Exclusive Diamonds International, Ltd., Israeli companies; Jan Bell Marketing/Puerto Rico, Inc., a Puerto Rican corporation; and Mayor's Jewelers, Inc., a Florida corporation.

23.1-              Consent of Deloitte & Touche LLP


(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended February 3, 2001.

                                   SCHEDULE II

            MAYOR'S JEWELERS, INC. VALUATION AND QUALIFYING ACCOUNTS
                          (AMOUNTS SHOWN IN THOUSANDS)


                                                                     CHARGED TO
                                           BEGINNING     MAYOR'S       COST AND                      ENDING
DESCRIPTION                                 BALANCE    ACQUISITION     EXPENSES    DEDUCTIONS       BALANCE
-----------                                 -------    -----------     --------    ----------       -------

Fiscal year ended January 30, 1999
   Allowance for Doubtful
     Accounts                                 --         $3,237         $2,346         $2,239         $3,344
  Inventory Allowances                        --          4,814          2,997          3,361          4,450
Fiscal year ended January 29, 2000
   Allowance for Doubtful
      Accounts                             3,344             --          1,786          3,856          1,274
   Inventory Allowances                    4,450             --          5,478          3,603          6,325
Fiscal year ended February 3, 2001
   Allowance for Doubtful
      Accounts                             1,274             --          2,011          1,882          1,403
   Inventory Allowances                    6,325             --          4,879          4,482          6,722


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                 MAYOR'S JEWELERS, INC.

Date: April 27, 2001

                                                 /s/ Isaac Arguetty
                                                 ------------------------------
                                                 Isaac Arguetty,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                                        CAPACITY                                   DATE
       ---------                                        --------                                   ----
/s/ ISAAC ARGUETTY                          Chairman of the Board and                          April  27, 2001
-----------------------                     Chief Executive Officer (Principal
Isaac Arguetty                              Executive Officer)


/s/ DAVID BOUDREAU                          Director, Chief Financial Officer,                 April  27, 2001
-----------------------                     Senior Vice President of
David Boudreau                              Finance and Treasurer (Principal
                                            Financial and Accounting Officer)

/s/ MARC WEINSTEIN                          Director and Chief Operating Officer               April  27, 2001
-----------------------
Marc Weinstein

/s/ TOM EPSTEIN                             Director                                           April  27, 2001
-----------------------
Tom Epstein

/s/ MARGARET GILLIAM                        Director                                           April  27, 2001
-----------------------
Margaret Gilliam

/s/ PETER OFFERMANN                         Director                                           April  27, 2001
-----------------------
Peter Offermann

/s/ ROBERT ROBISON                          Director                                           April  27, 2001
-----------------------
Robert Robison

/s/ GREGG BEDOL                             Director                                           April  27, 2001
-----------------------
Gregg Bedol


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

                  SEE PAGE 42 FOR A COMPLETE LIST OF EXHIBITS FILED, INCLUDING EXHIBITS INCORPORATED BY REFERENCE FROM PREVIOUSLY FILED DOCUMENTS.

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