Form 10-Q
period 2001-05-05
MAYORS JEWELERS INC/DE
filed 2001-06-19
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Thirteen Weeks Ended May 5, 2001

                          Commission File Number 1-9647

                             MAYOR'S JEWELERS, INC.
                             ----------------------
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

                                 (954) 846-2709
                                 --------------
              (Registrant's telephone number, including area code)

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

                      19,371,009 SHARES ($.0001 PAR VALUE)
                               AS OF JUNE 15, 2001

                                    FORM 10-Q
                                QUARTERLY REPORT

                        THIRTEEN WEEKS ENDED MAY 5, 2001


                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION                                                          PAGE NO.
         Item 1.  Consolidated Financial Statements - Unaudited

                  A. Consolidated Condensed Balance Sheets.....................................3
                  B. Consolidated Condensed Statements of Operations...........................4
                  C. Consolidated Condensed Statements of Cash Flows.........................5-6
                  D. Notes to Consolidated Condensed Financial Statements....................7-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................9-11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................12

PART II: OTHER INFORMATION

                  Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports
                  on Form 8-K ................................................................13

                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
          (Amounts shown in thousands except share and per share data)

                                                                                          MAY 5,            FEBRUARY 3,
                                                                                           2001                 2001
                                                                                        ----------          -----------
                                                        ASSETS
Current Assets:
Cash and cash equivalents                                                               $    1,714           $    1,363
Accounts receivable, net of allowance for doubtful
   accounts of $1,109 and $1,403, respectively                                              32,024               34,974
Inventories                                                                                114,191              107,674
Other current assets                                                                         9,217               10,913
                                                                                        ----------           ----------
   Total current assets                                                                    157,146              154,924
                                                                                        ----------           ----------

Property, net                                                                               43,415               42,651
Goodwill                                                                                    23,719               24,204
Other assets                                                                                 2,669                2,273
                                                                                        ----------           ----------
   Total non-current assets                                                                 69,803               69,128

                                                                                        ----------           ----------
   Total assets                                                                         $  226,949           $  224,052
                                                                                        ==========           ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                        $   15,309           $   14,039
Accrued expenses and other current liabilities                                              10,239               11,374
Short-term portion of long-term debt                                                         7,703                   --
Net liabilities of discontinued operations                                                     329                4,839
                                                                                        ----------           ----------
   Total current liabilities                                                                33,580               30,252
                                                                                        ----------           ----------

Long-term debt                                                                              50,000               44,390
Other long-term liabilities                                                                  6,231                5,151
                                                                                        ----------           ----------
   Total long-term liabilities                                                              56,231               49,541
                                                                                        ----------           ----------

Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized,
   29,307,923 and 29,210,886 shares issued and outstanding                                       3                    3
Additional paid-in capital                                                                 194,065              193,821
Accumulated deficit                                                                        (27,530)             (20,165)
Less: 9,983,954 shares of treasury stock, at cost                                          (29,400)             (29,400)
                                                                                        ----------           ----------
   Total stockholders' equity                                                              137,138              144,259
                                                                                        ----------           ----------
   Total liabilities and stockholders' equity                                           $  226,949           $  224,052
                                                                                        ==========           ==========

            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC.AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
          (Amounts shown in thousands except share and per share data)

                                                                                         THIRTEEN                THIRTEEN
                                                                                        WEEKS ENDED             WEEKS ENDED
                                                                                        MAY 5, 2001           APRIL 29, 2000
                                                                                        ------------          --------------
Net sales                                                                               $     36,211           $     35,292
Cost of sales                                                                                 21,297                 20,814
                                                                                        ------------           ------------

Gross profit                                                                                  14,914                 14,478
                                                                                        ------------           ------------

Store operating and selling expenses                                                          11,359                  9,572
General and administrative expenses                                                            4,650                  4,130
Advertising and marketing expenses                                                             1,600                  1,846
Other charges                                                                                  1,505                     --
Depreciation and amortization                                                                  2,438                  1,734
                                                                                        ------------           ------------
                                                                                              21,552                 17,282
                                                                                        ------------           ------------

Operating loss                                                                                (6,638)                (2,804)

Interest and other income                                                                         27                     35
Interest expense                                                                                (755)                  (512)
                                                                                        ------------           ------------
Net loss                                                                                $     (7,366)          $     (3,281)
                                                                                        ============           ============


Weighted average shares outstanding
   (basic and diluted)                                                                    19,283,000             20,316,173

Basic and diluted loss per share                                                        $      (0.38)          $      (0.16)

            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
                          (Amounts shown in thousands)

                                                                                        THIRTEEN              THIRTEEN
                                                                                       WEEKS ENDED           WEEKS ENDED
                                                                                       MAY 5, 2001         APRIL 29, 2000
                                                                                       -----------         --------------
Cash flows from operating activities:
      Cash received from customers                                                      $   39,161           $   37,391
      Cash paid to suppliers and employees                                                 (45,290)             (43,216)
      Interest and other income received (paid)                                               (736)                 290
                                                                                        ----------           ----------
Net cash used in continuing operations                                                      (6,865)              (5,535)
Net cash (used in) provided by discontinued operations                                      (4,509)               1,653
                                                                                        ----------           ----------
Net cash used in operating activities                                                      (11,374)              (3,882)
                                                                                        ----------           ----------

Cash flows from investing activities:
      Capital expenditures                                                                  (2,614)              (3,119)
      Proceeds from sale of fixed assets                                                        13                  223
      Investment in Mayor's, net of cash acquired in 1998                                       --                  118
                                                                                        ----------           ----------
Net cash used in investing activities                                                       (2,601)              (2,778)
                                                                                        ----------           ----------

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                                               244                   39
      Purchase of treasury stock                                                                --                 (783)
      Cash paid to former Mayor's shareholders                                                  --               (5,095)
      Repayment of capital lease                                                                --                   79
      Borrowings under line of credit                                                       57,889              100,359
      Line of credit repayments                                                            (44,576)             (88,743)
      Payment of commitment fee related to line of credit                                     (312)                  --
      Other                                                                                  1,081                   --
                                                                                        ----------           ----------
Net cash provided by financing activities                                                   14,326                5,856
                                                                                        ----------           ----------

Net increase (decrease) in cash and cash equivalents                                           351                 (804)
Cash and cash equivalents at beginning of period                                             1,363                1,049
                                                                                        ----------           ----------
Cash and cash equivalents at end of period                                              $    1,714           $      245
                                                                                        ==========           ==========

                                                                     (continued)

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                          (Amounts shown in thousands)

                                                                                       THIRTEEN            THIRTEEN
                                                                                      WEEKS ENDED         WEEKS ENDED
                                                                                      MAY 5, 2001       APRIL 29, 2000
                                                                                      -----------       --------------
Reconciliation of Net Loss to Net Cash used in operating activities:
Net loss                                                                                $ (7,366)          $ (3,281)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        2,438              1,734
      Provision for doubtful accounts                                                        460                392
     (Increase) decrease in assets:
         Accounts receivable (net)                                                         2,490              2,351
         Inventories                                                                      (6,517)            (4,690)
         Other                                                                             1,495                820
      Increase (decrease) in liabilities:
         Accounts payable                                                                  1,270             (1,014)
         Accrued expenses                                                                 (1,135)            (1,847)
                                                                                        --------           --------
Net cash used in continuing operations                                                    (6,865)            (5,535)

Net cash (used in) provided by discontinuing operations                                   (4,509)             1,653
                                                                                        --------           --------
Net cash used in operating activities                                                   $(11,374)          $ (3,882)
                                                                                        ========           ========

                                                                     (concluded)

            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  BASIS OF PRESENTATION

         The Company's consolidated condensed financial statements as of May 5, 2001 and for the thirteen week periods ended May 5, 2001 and April 29, 2000 have not been audited by certified public accountants, but in the opinion of management of Mayor's Jewelers, Inc. and subsidiaries (the "Company" or "Mayor's") reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 5, 2001 and April 29, 2000 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying consolidated condensed financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission.

B. INVENTORIES

         Inventories are summarized as follows:

                                                             MAY 5, 2001                      FEBRUARY 3, 2001
                                                     ---------------------------         ---------------------------
                                                                      (amounts shown in thousands)

                                                     Company           Held on           Company           Held on
                                                      Owned          Consignment          Owned          Consignment
                                                     --------        -----------         --------        -----------
    Precious and semi-precious gem jewelry-
      related merchandise (and
      associated gold):
          Raw materials                              $    724          $     --          $    636          $     --
          Finished goods                               71,672            11,413            67,551            15,827
    Watches                                            37,554               971            35,810               551
    Other consumer products                             4,241                56             3,677               469
                                                     --------          --------          --------          --------
                                                     $114,191          $ 12,440          $107,674          $ 16,847
                                                     ========          ========          ========          ========

C. INCOME TAXES

         The Company has a federal net operating loss carryforward of approximately $9.9 million and a state net operating loss carryforward of approximately $17.7 million. The amount of Mayor's division NOL included in the $9.9 million is approximately $2.9 million, of which, due to Section 385 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2010 through 2020 and the state net operating loss carryforward expires beginning in 2009 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset, which is included in the Other Current Assets in the accompanying Consolidated Balance Sheets, to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

         The Mayor's division's 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operation, and cash flow cannot be ascertained at this time.

D. LEGAL PROCEEDINGS

         The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company's financial position; however, there can be no assurance as to the final result of these legal matters.

E. SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

         The Statement of Cash Flows for the thirteen weeks ended May 5, 2001 does not include a capital lease obligation entered into by the Company of $72,000.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company's annual report on Form 10-K for the year ended February 3, 2001 and other reports filed with the Securities and Exchange Commission.

         The Company currently operates 35 Mayor's luxury jewelry stores in South and Central Florida, metropolitan Atlanta, Georgia, Chicago, Illinois, metropolitan Washington D.C., Las Vegas, Nevada, Troy, Michigan, Dallas, Texas, and Newport Beach and Sacramento, California. The Company intends to attain profitability through the expansion of the Mayor's chain as well as reducing costs in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a growing premier luxury jeweler. The Company has also begun to reorganize its cost structure as well as its per store inventory investment to maximize its long-term profitability.

         The Company is continuing to review ongoing strategies to increase revenues and achieve expense savings in the Mayor's business. These include efforts to reduce and better balance inventory levels, to reduce the amount of discontinued inventory in stock and replace it with current merchandise, and to increase inventory turns. Also, the Company is continuing its ongoing initiative to improve gross profit margins through sales and purchasing efficiencies and through merchandise management strategies that improve initial markup and inventory management.

         The Company's net sales for the thirteen weeks ended May 5, 2001 were $36.2 million compared to $35.3 million for the thirteen weeks ended April 29, 2000. The increase in revenues for the thirteen weeks ended May 5, 2001 is due to revenue contribution of new locations. Comparable store sales decreased 7.7% for the thirteen weeks ended May 5, 2001.

         The Company is seeking to expand its Mayor's chain into a national luxury jeweler by continuing to open new stores outside of Mayor's current geographical marketplace, which will increase the Company's net sales. However, the retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to market effectively high-end watches. The Company's future sales results in those stores outside its traditional markets in Florida and Georgia could be adversely impacted because some current watch vendor distribution agreements do not permit the Company to market their products in these new locations. As the Company supplies merchandise for the new stores, the Company's merchants are able to freshen the assortment of inventory in all stores which should, in turn, lead to improved sales and margins.

         Gross profit was 41.2% for the thirteen weeks ended May 5, 2001 compared to 41.0% for the thirteen weeks ended April 29, 2000. The Company believes there is opportunity to increase gross profit in the future years through sales and purchasing efficiencies and merchandise management initiatives that improved initial markup and inventory management. Areas for gross margin improvement include strategies to purchase merchandise at a lower cost and to gear the mix of sales towards higher margin jewelry items. In addition, the Company expects to continue to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving reserves are expected to decrease.

         Store operating and selling expenses were $11.4 million or 31.4% of net sales for the thirteen weeks ended May 5, 2001 compared to $9.6 million or 27.1% of net sales for the thirteen weeks ended April 29, 2000. The increase in store operating and selling expenses for the thirteen weeks ended May 5, 2001 is mainly attributable to expenses related to the new stores, such as store payroll and rent. Store operating and selling expenses for existing stores decreased by $1.1 million. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store.

         General and administrative expenses were $4.7 million or 12.8% of net sales for the thirteen weeks ended May 5, 2001 compared to $4.1 million or 11.7% of net sales for the thirteen weeks ended April 29, 2000. The increase in general and administrative expenses for the thirteen weeks ended May 5, 2001 is due to higher overhead costs, primarily as a result of increased benefit costs. During the thirteen weeks ended May 5, 2001, the Company began a cost restructuring and operating processes assessment project in order to properly size the corporate infrastructure to the current business requirements. The Company expects the implementation of these restructuring initiatives to begin in the second quarter of Fiscal 2001 and continue throughout the year. Accordingly, no material benefit of these cost reductions are anticipated to be realized until the second quarter of Fiscal 2001. Management believes that it can achieve long-term general and administrative savings when this cost restructuring initiative is fully implemented.

         Advertising and marketing expenses were $1.6 million for the thirteen weeks ended May 5, 2001 compared to $1.8 million for the thirteen weeks ended April 29, 2000. The decreases in advertising and marketing expenses are primarily attributable to payments to develop a new brand identity last year.

         Other charges for the thirteen weeks ended May 5, 2001 were $1.5 million. These charges include professional fees and severance related to the aforementioned cost restructuring and operating processes assessment project, as well as costs incurred as part of the strategic alternative review process with investment bankers and non-recurring legal fees associated with shareholder related matters.

         Depreciation and amortization expenses were $2.4 million for the thirteen weeks ended May 5, 2001 compared to $1.7 million for the thirteen weeks ended April 29, 2000. The increase in depreciation and amortization expenses for the thirteen weeks ended May 5, 2001 is a result of the capital expenditures associated with the construction of new and remodeled stores.

         Interest and other income was $27,000 for the thirteen weeks ended May 5, 2001 compared to $35,000 for the thirteen weeks ended April 29, 2000. Interest expense related to the Company's working capital facility was $.8 million for the thirteen weeks ended May 5, 2001 and $.5 million for the thirteen weeks ended April 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 5, 2001, cash and cash equivalents totaled $1.7 million and the Company had $57.7 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at May 5, 2001. The Company has the right to request an increase up to $110 million contingent upon lender approval. The credit facility bears interest at floating rates, and the Company has the option of LIBOR plus 2.25% or the bank's adjusted base rate plus 1.00%. These interest rates can be increased if the Company's average leverage ratio does not meet certain levels. In addition, the Company pays a commitment fee of
 .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement contains covenants which require the Company to maintain a fixed charge ratio, an interest coverage ratio, a consolidated EBITDA minimum, and tangible net worth minimum, and also limits capital expenditures, incurrence of additional debt, and prohibits payment of dividends.

         During the thirteen weeks ended May 5, 2001, net cash used in operating activities was $11.4 million. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

         Net cash used in investing activities was $2.6 million during the thirteen weeks ended May 5, 2001, primarily related to capital expenditures associated with new and remodeled Mayor's locations. The Company plans to open seven Mayor's stores during 2001. Subject to the availability of desirable real estate locations, the Company plans to open approximately four to seven new stores per year thereafter. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $1.5 million during Fiscal 2001, primarily for operating software upgrades, as well as other management information system enhancements.

         On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which was subsequently increased on February 25, 2000 another $10 million to a total of $30 million. The acquired shares will be held in treasury or canceled. As of May 5, 2001, the Company had repurchased 9,983,954 shares at a cost of $29.4 million, all held in treasury.

         The Company believes that its cash on hand, projected cash from operations and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 2001; however, there can be no assurance that the Company's future operating results will be sufficient to sustain all future debt service and working capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

         The disclosure in the Annual Report on Form 10-K filed April 27, 2001 is incorporated by reference herein. The Company does not believe that the risk related to interest rate changes is materially different than it was at the date of the referenced report.

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

         The Company operates today primarily through mall based Mayor's stores. Management continuously considers other growth opportunities including acquisitions of businesses similar or complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the integration of, or establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company's reported operating performance for the periods during which such costs are incurred.

         The Company plans to open seven new Mayor's stores in 2001. The Company considers its Mayor's expansion program to be an integral part of its future plans. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

         None.

(b)      Reports on Form 8-K:

         A Form 8-K was filed on or about May 1, 2001 under Item 5 reporting a Voting and Standstill Agreement.

                           PART II: OTHER INFORMATION

                                      NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MAYOR'S JEWELERS, INC.
                            ----------------------------------------------------
                            (Registrant)



                            By: /s/ DAVID P. BOUDREAU
                               -------------------------------------------------
                               Chief Financial Officer and Senior Vice President
                                               of Finance & Treasurer


Date: June 19, 2001