Form 10-Q
period 2001-08-04
MAYORS JEWELERS INC/DE
filed 2001-09-18
CIK 817946

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended August 4, 2001

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

                      19,475,952 SHARES ($.0001 PAR VALUE)
                            AS OF SEPTEMBER 14, 2001

                                    FORM 10-Q
                                QUARTERLY REPORT

                       THIRTEEN WEEKS ENDED AUGUST 4, 2001

                                TABLE OF CONTENTS


                                                                                       Page No.
                                                                                       --------
PART I:  FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements - Unaudited

                 A. Consolidated Condensed Balance Sheets................................ 3
                 B. Consolidated Condensed Statements of Operations...................... 4-5
                 C. Consolidated Condensed Statements of Cash Flows...................... 6-7
                 D. Notes to Consolidated Condensed Financial Statements................. 8-9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................... 10-12

         Item 3. Quantitative and Qualitative Disclosures About Market Risks............. 13


PART II: OTHER INFORMATION

                 Items 1, 2, 3, and 5 have been omitted because they are not applicable with respect to the current reporting period.

         Item 4. Submission of Matters to Vote of Security Holders....................... 14

         Item 6. Exhibits and Reports
                   on Form 8-K........................................................... 14



                          PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
          (Amounts shown in thousands except share and per share data)


                                                                     August 4,        February 3,
                                                                        2001             2001
                                                                     ---------        -----------
                                        ASSETS

Current Assets:
Cash and cash equivalents                                            $   2,348         $   1,363
Accounts receivable, net of allowance for doubtful
   accounts of $1,138 and $1,403, respectively                          29,809            34,974
Inventories                                                            109,275           107,674
Other current assets                                                    10,441            10,913
                                                                     ---------         ---------
   Total current assets                                                151,873           154,924
                                                                     ---------         ---------
Property, net                                                           44,994            42,651
Goodwill                                                                23,235            24,204
Other assets                                                             2,566             2,273
                                                                     ---------         ---------
   Total non-current assets                                             70,795            69,128
                                                                     ---------         ---------
   Total assets                                                      $ 222,668         $ 224,052
                                                                     =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                     $  13,222         $  14,039
Accrued expenses and other current liabilities                          10,737            11,374
Short-term portion of long-term debt                                    62,677                --
Net liabilities of discontinued operations                                 132             4,839
                                                                     ---------         ---------
   Total current liabilities                                            86,768            30,252
                                                                     ---------         ---------
Long-term debt                                                              --            44,390
Other long-term liabilities                                              6,678             5,151
                                                                     ---------         ---------
   Total long-term liabilities                                           6,678            49,541
                                                                     ---------         ---------
Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized,
   29,459,906 and 29,210,886 shares issued and outstanding                   3                 3
Additional paid-in capital                                             194,441           193,821
Accumulated deficit                                                    (35,822)          (20,165)
Less: 9,983,954 shares of treasury stock, at cost                      (29,400)          (29,400)
                                                                     ---------         ---------
   Total stockholders' equity                                          129,222           144,259
                                                                     ---------         ---------
   Total liabilities and stockholders' equity                        $ 222,668         $ 224,052
                                                                     =========         =========


            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC.AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
          (Amounts shown in thousands except share and per share data)


                                                 Thirteen              Thirteen
                                               Weeks Ended           Weeks Ended
                                             August 4, 2001         July 29, 2000
                                             --------------         -------------
Net sales                                     $     35,229           $     39,950
Cost of sales                                       22,049                 22,721
                                              ------------           ------------
Gross profit                                        13,180                 17,229
                                              ------------           ------------
Store operating and selling expenses                11,320                  9,972
General and administrative expenses                  4,488                  4,010
Advertising and marketing expenses                   1,997                  1,653
Other charges                                          227                     --
Depreciation and amortization                        2,493                  1,918
                                              ------------           ------------
                                                    20,525                 17,553
                                              ------------           ------------

Operating loss                                      (7,345)                  (324)

Interest and other income                               --                     11
Interest expense                                      (947)                  (679)
                                              ------------           ------------
Net loss                                      $     (8,292)          $       (992)
                                              ============           ============


Weighted average shares outstanding
   (basic and diluted)                          19,389,718             19,607,411

Basic and diluted loss per share              $      (0.43)          $      (0.05)



            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC.AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
          (Amounts shown in thousands except share and per share data)


                                               Twenty-six            Twenty-six
                                               Weeks Ended           Weeks Ended
                                             August 4, 2001         July 29, 2000
                                             --------------         -------------
Net sales                                     $     71,440           $     75,242
Cost of sales                                       43,345                 43,535
                                              ------------           ------------

Gross profit                                        28,095                 31,707
                                              ------------           ------------

Store operating and selling expenses                22,678                 19,545
General and administrative expenses                  9,138                  8,140
Advertising and marketing expenses                   3,597                  3,499
Other charges                                        1,732                     --
Depreciation and amortization                        4,931                  3,653
                                              ------------           ------------
                                                    42,076                 34,837
                                              ------------           ------------

Operating loss                                     (13,981)                (3,130)

Interest and other income                               27                     47
Interest expense                                    (1,703)                (1,190)
                                              ------------           ------------
Net loss                                      $    (15,657)          $     (4,273)
                                              ============           ============


Weighted average shares outstanding
   (basic and diluted)                          19,336,720             19,961,792

Basic and diluted loss per share              $      (0.81)          $      (0.21)



            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
                          (Amounts shown in thousands)


                                                                   Twenty-six         Twenty-six
                                                                   Weeks Ended        Weeks Ended
                                                                 August 4, 2001      July 29, 2000
                                                                 --------------      -------------
Cash flows from operating activities:
      Cash received from customers                                 $  76,605           $  74,957
      Cash paid to suppliers and employees                           (83,262)            (92,824)
      Interest and other income received (paid)                       (1,676)                327
                                                                   ---------           ---------
Net cash used in continuing operations                                (8,333)            (17,540)
Net cash (used in) provided by discontinued operations                (4,707)             16,985
                                                                   ---------           ---------
Net cash used in operating activities                                (13,040)               (555)
                                                                   ---------           ---------

Cash flows from investing activities:
      Capital expenditures                                            (6,105)             (7,516)
      Proceeds from sale of fixed assets                                  13                  --
      Investment in Mayor's, net of cash acquired in 1998                 --                 423
                                                                   ---------           ---------
Net cash used in investing activities                                 (6,092)             (7,093)
                                                                   ---------           ---------

Cash flows from financing activities:
      Proceeds from sale of employee stock plans                         620                 141
      Purchase of treasury stock                                          --              (2,905)
      Cash paid to former Mayor's shareholders                            --              (5,095)
      Repayment of capital lease                                          --                 792
      Borrowings under line of credit                                102,051             191,637
      Line of credit repayments                                      (83,764)           (177,908)
      Payment of commitment fee related to line of credit               (317)                 --
      Other                                                            1,527                  --
                                                                   ---------           ---------
Net cash provided by financing activities                             20,117               6,662
                                                                   ---------           ---------

Net increase (decrease) in cash and cash equivalents                     985                (986)
Cash and cash equivalents at beginning of period                       1,363               1,049
                                                                   ---------           ---------
Cash and cash equivalents at end of period                         $   2,348           $      63
                                                                   =========           =========


                                                                                    (continued)


                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
                          (Amounts shown in thousands)


                                                                   Twenty-six         Twenty-six
                                                                   Weeks Ended        Weeks Ended
                                                                 August 4, 2001      July 29, 2000
                                                                 --------------      -------------
Reconciliation of net loss to net cash used in
 operating activities:
Net loss                                                           $(15,657)          $ (4,273)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                   4,931              3,653
      Provision for doubtful accounts                                 1,138                819
     (Increase) decrease in assets:
         Accounts receivable (net)                                    4,028                270
         Inventories                                                 (1,601)           (10,024)
         Other                                                          282                990
      Decrease in liabilities:
         Accounts payable                                              (817)            (7,328)
         Accrued expenses                                              (637)            (1,647)
                                                                   --------           --------
Net cash used in continuing operations                               (8,333)           (17,540)

Net cash (used in) provided by discontinuing operations              (4,707)            16,985
                                                                   --------           --------
Net cash used in operating activities                              $(13,040)          $   (555)
                                                                   ========           ========



                                                                                    (concluded)


            See notes to consolidated condensed financial statements.

                     MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

A. BASIS OF PRESENTATION

         The Company's consolidated condensed financial statements as of August 4, 2001 and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 have not been audited by certified public accountants, but in the opinion of management of Mayor's Jewelers, Inc. and subsidiaries (the "Company" or "Mayor's") reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 are not necessarily indicative of annual results because of the seasonality of the Company's business.

         The accompanying consolidated condensed financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto appearing in the Company's annual report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission.

B. INVENTORIES

         Inventories are summarized as follows:


                                                           August 4, 2001                      February 3, 2001
                                                     ----------------------------        ---------------------------
                                                                    (amounts shown in thousands)

                                                     Company            Held on          Company           Held on
                                                      Owned           Consignment         Owned          Consignment
                                                     --------         -----------        --------        -----------
Precious and semi-precious gem jewelry-
 related merchandise (and associated gold):
      Raw materials                                  $    728          $     --          $    636          $     --
      Finished goods                                   68,554             8,859            67,551            15,827
Watches                                                36,205               966            35,810               551
Other consumer products                                 3,788                67             3,677               469
                                                     --------          --------          --------          --------
                                                     $109,275          $  9,892          $107,674          $ 16,847
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

         The Mayor's division's1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operation, and cash flow cannot be ascertained at this time.

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

E. SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITIES

         The Statement of Cash Flows for the twenty-six weeks ended August 4, 2001 does not include a capital lease obligation entered into by the Company of $54,000.

F. CLASSIFICATION OF DEBT

         As of August 4, 2001, the Company had $62.7 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at August 4, 2001. As a result of the operating performance for the thirteen and twenty-six weeks ended August 4, 2001, the Company failed to comply with certain financial covenants of its Loan Agreement. Accordingly, the Company has amended its Loan Agreement to waive all financial covenants for the second quarter as well as the remainder of Fiscal 2001. As consideration for this amendment, the Company has agreed to increase the interest margin to LIBOR plus 4.00% or the bank's adjusted rate plus 2.75%. Further, the Company has agreed to certain restrictions regarding borrowing availability. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement currently contains financial covenants which limit capital expenditure, incurrence of additional debt, and prohibit payment of dividends.

G. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles and is effective immediately for all such assets acquired after June 30, 2001. Under a nonamortization approach, goodwill and intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142, which apply to goodwill and intangible assets, acquired prior to June 30, 2001 will be adopted by the Company on February 3, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will have the impact of reducing our amortization of goodwill and intangibles commencing February 3, 2002; however, impairment reviews may result in future periodic write-downs.

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

         The Company currently operates 38 Mayor's luxury jewelry stores in South and Central Florida, metropolitan Atlanta, Georgia, Chicago, Illinois, metropolitan Washington D.C., Las Vegas, Nevada, Troy, Michigan, Dallas, Texas, and Newport Beach and Sacramento, California. The Company intends to attain profitability through the expansion of the Mayor's chain as well as reducing costs in the Company's infrastructure. The Company has implemented a focused merchandising, marketing and real estate strategy that will serve to solidify Mayor's position as a growing premier luxury jeweler. The Company has also begun to reorganize its cost structure as well as its per store inventory investment to maximize its long-term profitability.

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

         The Company's net sales for the thirteen and twenty-six weeks ended August 4, 2001 were $35.2 million and $71.4 million, respectively, compared to $40.0 million and $75.2 million, respectively, for the thirteen and twenty-six weeks ended July 29, 2000. The decrease in revenues for the thirteen and twenty-six weeks ended August 4, 2001 is due to the slowing U.S. economy. Comparable store sales decreased 19.6% and 14.0% for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The current retail environment is expected to negatively impact sales performance for at least the remainder of Fiscal 2001.

         The Company is seeking to expand its Mayor's chain into a national luxury jeweler by continuing to open new stores outside of Mayor's current geographical marketplace subject to economic trends and Company operating results. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The superior watch brands business comprise a significant portion of the Mayor's business, which is a result of the Company's ability to effectively market high-end watches. The Company's future sales results in those stores outside its traditional markets in Florida and Georgia could be adversely impacted because significant current watch vendor distribution agreements do not permit the Company to market their products in these new locations. As the Company supplies merchandise for the new stores, the Company's merchants are able to freshen the assortment of inventory in all stores that should, in turn, lead to improved sales and margins.

         Gross profit was 37.4% and 39.3% for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to 43.1% and 42.1% for the thirteen and twenty-six weeks ended July 29, 2000, respectively. The decrease in gross profit for the thirteen and twenty-six weeks ended August 4, 2001 is mainly attributable to the liquidation of aged and underperforming inventories during the period. The Company anticipates this liquidation of inventory activity will continue throughout the remainder of Fiscal 2001 and Fiscal 2002 as the Company seeks to maximize the performance of its inventory investment. Apart from these inventory initiatives, the Company believes there is opportunity to increase gross profit in the future years through sales and purchasing efficiencies and merchandise management initiatives that improve initial markup and inventory management. Areas for gross margin improvement include strategies to purchase merchandise at a lower cost and to gear the mix of sales towards higher margin jewelry items.

         Store operating and selling expenses were $11.3 million or 32.1% of net sales and $22.7 million or 31.7% of net sales for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to $10.0 million or 25.0% of net sales and $19.5 million or 26.0% of net sales for the thirteen and twenty-six weeks ended July 29, 2000, respectively. The increase in store operating and selling expenses for the thirteen and twenty-six weeks ended August 4, 2001 is mainly attributable to expenses related to the new stores, such as store payroll and rent. Store operating and selling expenses for existing stores decreased by $.9 million and $1.8 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The Company does not believe there is significant opportunity to reduce these expenses. The Company believes it has a very well executed front end in its Mayor's stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor's stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor's store.

         General and administrative expenses were $4.5 million or 12.7% of net sales and $9.1 million or 12.8% of net sales for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to $4.0 million or 10.0% of net sales and $8.1 million or 10.8% of net sales for the thirteen and twenty-six weeks ended July 29, 2000, respectively. The increase in general and administrative expenses for the thirteen and twenty-six weeks ended August 4, 2001 is due to higher overhead costs, primarily as a result of increased benefit costs, as well as expenses related to the implementation of the operating process assessment. During the thirteen weeks ended May 5, 2001, the Company began a cost restructuring and operating processes assessment project in order to properly size the corporate infrastructure to the current business requirements. The Company began the implementation of these restructuring initiatives in the second quarter of Fiscal 2001 and expects them to continue throughout the year. Accordingly, no material benefits of these cost reductions are anticipated to be realized until the second six months of Fiscal 2001. Management believes that it can achieve long-term general and administrative savings when this cost restructuring initiative is fully implemented.

         Advertising and marketing expenses were $2.0 million and $3.6 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to $1.7 million and $3.5 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively. The increase in advertising and marketing expenses are primarily attributable to payments for direct mail watch and bridal catalogs, net of payments to develop a new brand identity last year.

         Other charges for the thirteen and twenty-six weeks ended August 4, 2001 were $.2 million and $1.7 million, respectively. These charges include professional fees and severance related to the aforementioned cost restructuring and operating processes assessment project, as well as costs incurred as part of the strategic alternative review process with investment bankers and non-recurring legal fees associated with shareholder related matters.

         Depreciation and amortization expenses were $2.5 million and $4.9 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to $1.9 million and $3.7 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively. The increase in depreciation and amortization expenses for the thirteen and twenty-six weeks ended August 4, 2001 is a result of the capital expenditures associated with the construction of new and remodeled stores.

         Interest and other income was $27,000 for the twenty-six weeks ended August 4, 2001 compared to $11,000 and $47,000 for the thirteen and twenty-six weeks ended July 29, 2000, respectively. Interest expense related to the Company's working capital facility was $.9 million and $1.7 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively, compared to $.7 million and $1.2 million for the thirteen and twenty-six weeks ended July 29, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 4, 2001, cash and cash equivalents totaled $2.3 million and the Company had $62.7 million outstanding under its working capital facility. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. Based upon this formula, the maximum of $80 million was available to the Company at August 4, 2001. As a result of the operating performance for the thirteen and twenty-six weeks ended August 4, 2001, the Company failed to comply with certain financial covenants of its Loan Agreement. Accordingly, the Company has amended its Loan Agreement to waive all financial covenants for the second quarter as well as the remainder of Fiscal 2001. As consideration for this amendment, the Company has agreed to increase the interest margin to LIBOR plus 4.00% or the bank's adjusted rate plus 2.75%. Further, the Company has agreed to certain restrictions regarding borrowing availability. In addition, the Company pays a commitment fee of .25% of the unused line balance as well as 2.5% of the aggregate outstanding letter of credit liability. The agreement currently contains financial covenants which limit capital expenditure, incurrence of additional debt, and prohibit payment of dividends. The Company and its bank have agreed to restructure the Loan Agreement during the first quarter of Fiscal 2002.

         During the twenty-six weeks ended August 4, 2001, net cash used in operating activities was $13.0 million compared to $.6 million during the twenty-six weeks ended July 29, 2000. The increase in net cash used in operating activities is primarily related to the cessation of cash inflow from discontinued operations. Net cash provided by financing activities was $20.1 million during the twenty-six weeks ended August 4, 2001 compared to $6.7 million during the twenty-six weeks ended July 29, 2000. The increase in net cash provided by financing activities is primarily related to higher net borrowings under the line of credit, as well as cash paid to former Mayor's shareholders last year. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

         Net cash used in investing activities was $6.1 million during the twenty-six weeks ended August 4, 2001 compared to $7.1 million during the twenty-six weeks ended July 29, 2000. Net cash used in investing activities is primarily related to capital expenditures associated with new and remodeled Mayor's locations. The Company has opened four new stores and plans to open an additional three Mayor's stores during the remainder of 2001. Subject to the availability of desirable real estate locations, the Company plans to open approximately four to seven new stores per year thereafter. Management estimates that the Company's cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. The Company also estimates it will make back office capital expenditures of approximately $1.5 million during Fiscal 2001, primarily for operating software upgrades, as well as other management information system enhancements.

         On April 16, 1999 the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which was subsequently increased on February 25, 2000 another $10 million to a total of $30 million. The acquired shares will be held in treasury or canceled. As of August 4, 2001, the Company had repurchased 9,983,954 shares at a cost of $29.4 million, all held in treasury.

         The Company believes that its cash on hand, projected cash from operations and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 2001; however, in light of current economic trends there can be no assurance that the Company's future operating results will be sufficient to sustain all future debt service and working capital needs.

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

         The Company has opened four new stores and plans to open three additional new Mayor's stores in 2001. The Company considers its Mayor's expansion program to be an integral part of its future plans. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held May 23, 2001. The shareholders of the Company elected as directors Thomas Epstein, David Boudreau and Margaret Gillian to serve terms expiring in 2004. The election of directors by the shareholders was by the following votes:

            Director                      For                  Withheld
        ----------------               ---------               --------

        Thomas Epstein                 17,745,047               495,484
        David Boudreau                 17,744,467               496,164
        Margaret Gillian               17,744,206               496,525


         In addition to the above persons, the following are directors whose term of office continued after the Annual Meeting: Isaac Arguetty, Gregg Bedol, Peter Offermann, Marc Weinstein, and Robert Robison.

         The shareholders ratified Deloitte & Touche LLP as independent accountants of the Company for the fiscal year ending February 2, 2002 by a vote of 18,181,884 shares in favor, 49,528 shares against and 9,119 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

         10.1 Fourth Amendment to Loan and Security Agreement dated September 14, 2001

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MAYOR'S JEWELERS, INC.
                                     ----------------------
                                     (Registrant)



                                     By: /s/ DAVID P. BOUDREAU
                                         ---------------------------------------
                                         Chief Finanial Officer and Senior
                                         Vice President of Finance & Treasurer

Date:  September 18, 2001