Form 10-Q
period 2001-11-03
MAYORS JEWELERS INC/DE
filed 2001-12-18
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended November 3, 2001

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-2290953

(State of Incorporation)	(IRS Employer Identification No.)

14051 N.W. 14TH STREET, SUNRISE, FLORIDA 33323

(Address of principal executive offices) (Zip Code)

(954) 846-2709

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,490,418 SHARES ($.0001 PAR VALUE)
AS OF DECEMBER 14, 2001

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS – UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risks
ITEM 6. Exhibits and Reports on Form 8-K
PART II: OTHER INFORMATION
Employment Agreement 10-26-2001 David Boudreau
Employment Agreement 10-26-2001 Marc Weinstein
Employment Agreement 10-26-2001 Isaac Arguetty

FORM 10-Q
QUARTERLY REPORT

THIRTEEN WEEKS ENDED NOVEMBER 3, 2001

PART I: FINANCIAL INFORMATION	Page No.

Item 1. Consolidated Condensed Financial Statements — Unaudited

A. Consolidated Condensed Balance Sheets	3

B. Consolidated Condensed Statements of Operations	4-5

C. Consolidated Condensed Statements of Cash Flows	6-7

D. Notes to Consolidated Condensed Financial Statements	8-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3. Quantitative and Qualitative Disclosures About Market Risks	13

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted because they are not applicable with respect to the current reporting period

Item 6. Exhibits and Reports on Form 8-K	14

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS – UNAUDITED
(Amounts shown in thousands except share and per share data)

	November 3,	February 3,
	2001	2001

ASSETS

Current Assets:

Cash and cash equivalents	$2,748	$1,363

Accounts receivable, net of allowance for doubtful accounts of $1,233 and $1,403, respectively	29,483	34,974

Inventories	107,290	107,674

Other current assets	10,120	10,913

Total current assets	149,641	154,924

Property, net	46,243	42,651

Goodwill	22,750	24,204

Other assets	2,527	2,273

Total non-current assets	71,520	69,128

Total assets	$221,161	$224,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$17,035	$14,039

Accrued expenses and other current liabilities	10,866	11,374

Short-term portion of long-term debt	68,062	—

Net liabilities of discontinued operations	—	4,839

Total current liabilities	95,963	30,252

Long-term debt	—	44,390

Other long-term liabilities	6,750	5,151

Total long-term liabilities	6,750	49,541

Stockholders’ Equity:

Common stock, $.0001 par value, 50,000,000 shares authorized, 29,474,372 and 29,210,886 shares issued and outstanding	3	3

Additional paid-in capital	194,477	193,821

Accumulated deficit	(46,632)	(20,165)

Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	118,448	144,259

Total liabilities and stockholders’ equity	$221,161	$224,052

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC.AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	November 3, 2001	October 28, 2000

Net sales	$33,881	$36,615

Cost of sales	21,124	21,359

Gross profit	12,757	15,256

Store operating and selling expenses	14,134	10,665

General and administrative expenses	2,458	4,378

Advertising and marketing expenses	3,324	2,174

Other charges	63	—

Depreciation and amortization	2,474	2,063

	22,453	19,280

Operating loss	(9,696)	(4,024)

Interest and other income	3	12

Interest expense	(1,119)	(975)

Net loss	$(10,812)	$(4,987)

Weighted average shares outstanding (basic and diluted)	19,488,919	19,295,060

Basic and diluted loss per share	$(0.55)	$(0.26)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 3, 2001	October 28, 2000

Net sales	$105,321	$111,857

Cost of sales	64,470	64,894

Gross profit	40,851	46,963

Store operating and selling expenses	36,811	30,210

General and administrative expenses	11,596	12,518

Advertising and marketing expenses	6,920	5,673

Other charges	1,795	—

Depreciation and amortization	7,405	5,716

	64,527	54,117

Operating loss	(23,676)	(7,154)

Interest and other income	30	59

Interest expense	(2,822)	(2,165)

Net loss	$(26,468)	$(9,260)

Weighted average shares outstanding (basic and diluted)	19,387,453	19,722,037

Basic and diluted loss per share	$(1.37)	$(0.47)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(Amounts shown in thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 3, 2001	October 28, 2000

Cash flows from operating activities:

Cash received from customers	$110,812	$110,003

Cash paid to suppliers and employees	(118,108)	(138,025)

Interest and other income received (paid)	(2,792)	227

Net cash used in continuing operations	(10,088)	(27,795)

Net cash (used in) provided by discontinued operations	(4,839)	8,217

Net cash used in operating activities	(14,927)	(19,578)

Cash flows from investing activities:

Capital expenditures	(9,239)	(14,451)

Proceeds from sale of fixed assets	16	19

Investment in Mayor’s, net of cash acquired in 1998	—	423

Net cash used in investing activities	(9,223)	(14,009)

Cash flows from financing activities:

Proceeds from sale of employee stock plans	657	1,543

Purchase of treasury stock	—	(5,239)

Cash paid to former Mayor’s shareholders	—	(5,095)

Repayment of capital lease	—	(190)

Borrowings under line of credit	142,295	295,165

Line of credit repayments	(118,623)	(255,206)

Payment of commitment fee related to line of credit	(392)	—

Other	1,598	1,940

Net cash provided by financing activities	25,535	32,918

Net increase (decrease) in cash and cash equivalents	1,385	(669)

Cash and cash equivalents at beginning of period	1,363	1,049

Cash and cash equivalents at end of period	$2,748	$380

(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(Amounts shown in thousands)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	November 3, 2001	October 28, 2000

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(26,468)	$(9,260)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,405	5,716

Provision for doubtful accounts	2,153	790

(Increase) decrease in assets:

Accounts receivable (net)	3,338	(528)

Inventories	384	(27,952)

Other	611	365

Increase (decrease) in liabilities:

Accounts payable	2,996	3,451

Accrued expenses	(507)	(377)

Net cash used in continuing operations	(10,088)	(27,795)

Net cash (used in) provided by discontinuing operations	(4,839)	8,217

Net cash used in operating activities	$(14,927)	$(19,578)

(concluded)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation

     The Company’s consolidated condensed financial statements as of November 3, 2001 and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 have not been audited by certified public accountants, but in the opinion of management of Mayor’s Jewelers, Inc. and subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The accompanying consolidated condensed financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto appearing in the Company’s annual report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission.

B. Inventories

     Inventories are summarized as follows:

	November 3, 2001		February 3, 2001

	(amounts shown in thousands)
	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

Precious and semi-precious gem jewelry-related merchandise (and associated gold):

Raw materials	$751	$—	$636	$—

Finished goods	67,998	8,507	67,551	15,827

Watches	34,804	940	35,810	551

Other consumer products	3,737	63	3,677	469

	$107,290	$9,510	$107,674	$16,847

C. Income Taxes

     The Company has a federal net operating loss carryforward of approximately $9.9 million and a state net operating loss carryforward of approximately $17.7 million. The amount of Mayor’s division NOL included in the $9.9 million is approximately $2.9 million, of which, due to Section 385 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2010 through 2020 and the state net operating loss carryforward expires beginning in 2009 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded to offset the net deferred tax asset, which is included in the Other Current Assets in the accompanying Consolidated Condensed Balance Sheets, to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

     The Mayor’s division’s 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company’s financial condition, results of operation, and cash flow cannot be ascertained at this time.

D. Legal Proceedings

     The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

E. Supplemental Information of Noncash Activities

     The Statement of Cash Flows for the thirty-nine weeks ended November 3, 2001 does not include a capital lease obligation entered into by the Company of $54,000.

F. Classification of Debt

     The Company currently has an $80 million working capital facility with its bank group which expires on July 28, 2003. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. This working capital facility was amended in September 2001 after the Company’s second quarter of Fiscal 2001 operating performance caused it to fail to comply with certain financial covenants of the facility. At that time the facility was amended to waive all financial covenants for the second quarter as well as the remainder of Fiscal 2001. As consideration for this amendment, the Company agreed to increase the interest margin to LIBOR plus 4.00% or the bank’s adjusted rate plus 2.75%. The rate on the facility as of November 3, 2001 was 6.2%. Further, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to provide the bank group with an $8 million cushion on the greater of collateral availability or the $80 million cap defined in the facility. As of November 3, 2001, after accounting for these restrictions, the Company had approximately $1.8 million of borrowing capacity available with $2.7 million in cash and cash equivalents and an outstanding balance under the facility of $68.1 million. Other facility fees include a commitment fee of .25% of the unused line balance as well as 2.5% of aggregate amounts of outstanding letters of credit, of which the Company had $745,000 as of November 3, 2001. The agreement also currently contains financial covenants that limit capital expenditures, limit incurring of additional debt and prohibit payment of dividends. The Company and its bank group will meet to restructure the Loan Agreement during the first quarter of Fiscal 2002. Successful restructuring of this Loan Agreement or obtaining alternative financing and continued support from the vendor community will be critical to the Company’s ability to fund future debt requirements and working capital needs.

G. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles and is effective immediately for all such assets acquired after June 30, 2001. Under a nonamortization approach, goodwill and intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142, which apply to goodwill and intangible assets, acquired prior to June 30, 2001, will be adopted by the Company on February 3, 2002. The adoption of these accounting standards is expected to result in certain intangibles being subsumed into goodwill and will have the impact of reducing amortization of goodwill and intangibles commencing February 3, 2002; however, impairment reviews may result in future periodic write-downs.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact of this Statement on its financial position and results of operations.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s annual report on Form 10-K for the year ended February 3, 2001 and other reports filed with the Securities and Exchange Commission.

     The Company currently operates 41 Mayor’s luxury jewelry stores in nine states. The current economic recession has been a dominant factor in evaluating Mayor’s current financial condition and results of operations. Within that framework, the Company is currently reviewing strategies to enhance revenues and achieve expense savings in the Mayor’s business. These include but are not limited to efforts to exit unprofitable stores, to reduce and better balance inventory levels, to reduce the amount of discontinued inventory in stock and replace it with current merchandise, to increase inventory turns and to cut both corporate and store level expenses. The Company anticipates that this review will be completed in the fourth quarter of Fiscal 2001 and could result in material impairment of certain long-term assets such as goodwill, corporate fixed assets and capitalized store construction costs and allowances. Accordingly, significant charges related to decisions made during this process could be recorded in the fourth quarter Fiscal 2001 financial statements.

     The Company’s net sales for the thirteen and thirty-nine weeks ended November 3, 2001 were $33.9 million and $105.3 million, respectively, compared to $36.6 million and $111.9 million, respectively, for the thirteen and thirty-nine weeks ended October 28, 2000. The decrease in revenues for the thirteen and thirty-nine weeks ended November 3, 2001 primarily is due to the current economic recession and the tragic events of September 11th. Comparable store sales decreased 15.9% and 14.6% for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The current retail environment is expected to negatively impact sales performance for the remainder of Fiscal 2001 and possibly well into Fiscal 2002.

     During the past two years, the Company has expanded Mayor’s into a national luxury jeweler by opening new stores outside of its Florida and Georgia marketplace. Profitability in these stores has been impacted by factors including the following: (i) The retail jewelry market is particularly subject to the level of consumer discretionary income and has been negatively impacted by the current economic environment; (ii) Competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters has increased; and (iii) The superior watch brands business comprises a significant portion of the Mayor’s business, which is a result of the Company’s ability to effectively market high-end watches. The Company’s sales results in those stores outside its traditional markets in Florida and Georgia have been adversely impacted because significant current watch vendor distribution agreements do not permit the Company to market their products in these new locations.

     Gross profit was 37.7% and 38.8% for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to 41.7% and 42.0% for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. The decrease in gross profit for the thirteen and thirty-nine weeks ended November 3, 2001 is mainly attributable to the liquidation of $2.8 million of aged and underperforming inventories during the periods. A $119,000 loss was realized on these liquidations. The Company anticipates this liquidation of inventory activity will continue throughout the remainder of Fiscal 2001 and into Fiscal 2002 as the Company seeks to maximize the performance of its inventory investment. Apart from these inventory initiatives, the Company believes there is opportunity to increase gross profit in future years through sales and purchasing efficiencies and merchandise management programs that improve initial markup and inventory management. Areas for gross margin improvement include strategies to purchase merchandise at a lower cost and to adjust the mix of sales towards higher margin jewelry items.

     Store operating and selling expenses were $14.1 million or 41.7% of net sales and $36.8 million or 35.0% of net sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to $10.7 million or 29.1% of net sales and $30.2 million or 27.0% of net sales for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. The increase in store operating and selling expenses for the thirteen and thirty-nine weeks ended November 3, 2001 is mainly attributable to expenses related to the new stores, such as store payroll and rent. The Company currently is reviewing opportunities to reduce these expenses. The Company believes it has very well executed front end operations in its Mayor’s stores which includes highly professional, trained associates. Also, the Company believes that the elegance of the Mayor’s stores helps set the business apart from other jewelers and adds to the experience of shopping in a Mayor’s store.

     General and administrative expenses were $2.5 million or 7.3% of net sales and $11.6 million or 11.0% of net sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to $4.4 million or 12.0% of net sales and $12.5 million or 11.2% of net sales for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. The decrease in general and administrative expenses for the thirteen and thirty-nine weeks ended November 3, 2001 is primarily due to a reduction in back office staff as the Company seeks to fit its overhead structure to its current revenue base. During the thirteen weeks ended May 5, 2001, the Company began a cost restructuring and operating processes assessment project in order to properly size the corporate infrastructure to the current business requirements. Implementation of these restructuring initiatives commenced in the second quarter of Fiscal 2001 and has continued since that time. Management believes that it can achieve long-term general and administrative savings when this cost restructuring initiative is fully implemented.

     Advertising and marketing expenses were $3.3 million and $6.9 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to $2.2 million and $5.7 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. The increase in advertising and marketing expenses are primarily attributable to payments for direct mail watch and bridal catalogs, net of payments to develop a new brand identity last year.

     Other charges for the thirteen and thirty-nine weeks ended November 3, 2001 were $63,000 and $1.8 million, respectively. These charges include professional fees and severance related to the aforementioned cost restructuring and operating processes assessment project, as well as costs incurred as part of the strategic alternative review process with investment bankers and non-recurring legal fees associated with shareholder related matters. As the Company continues to review all of its strategic alternatives and restructure its expenses, other charges in future periods will increase significantly.

     Depreciation and amortization expenses were $2.5 million and $7.4 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to $2.1 million and $5.7 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. The increase in depreciation and amortization expenses for the thirteen and thirty-nine weeks ended November 3, 2001 is a result of the capital expenditures associated with the construction of new and remodeled stores.

     Interest and other income was $3,000 and $30,000 for the thirty-nine weeks ended November 3, 2001 compared to $12,000 and $59,000 for the thirteen and thirty-nine weeks ended October 28, 2000, respectively. Interest expense related to the Company’s working capital facility was $1.1 million and $2.8 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively, compared to $1.0 million and $2.2 million for the thirteen and thirty-nine weeks ended October 28, 2000, respectively.

Liquidity and Capital Resources

     The Company currently has an $80 million working capital facility with its bank group which expires on July 28, 2003. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. This working capital facility was amended in September 2001 after the Company’s second quarter of Fiscal 2001 operating performance caused it to fail to comply with certain financial covenants of the facility. At that time the facility was amended to waive all financial covenants for the second quarter as well as the remainder of Fiscal 2001. As consideration for this amendment, the Company agreed to increase the interest margin to LIBOR plus 4.00% or the bank’s adjusted rate plus 2.75%. The rate on the facility as of November 3, 2001 was 6.2%. Further, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to provide the bank group with an $8 million cushion on the greater of collateral availability or the $80 million cap defined in the facility. As of November 3, 2001, after accounting for these restrictions, the Company had approximately $1.8 million of borrowing capacity available with $2.7 million in cash and cash equivalents and an outstanding balance under the facility of $68.1 million. Other facility fees include a commitment fee of .25% of the unused line balance as well as 2.5% of aggregate amounts of outstanding letters of credit, of which the Company had $745,000 as of November 3, 2001. The agreement also currently contains financial covenants that limit capital expenditures, limit incurring of additional debt and prohibit payment of dividends. The Company and its bank group will meet to restructure the Loan Agreement during the first quarter of Fiscal 2002. Successful restructuring of this Loan Agreement or obtaining alternative financing and continued support from the vendor community will be critical to the Company’s ability to fund future debt requirements and working capital needs.

     During the thirty-nine weeks ended November 3, 2001, net cash used in operating activities was $14.9 million compared to $19.6 million during the thirty-nine weeks ended October 28, 2000. The decrease in net cash used in operating activities is primarily related to the Company’s efforts to reduce and better balance inventory levels as well as a reduced working capital requirement resulting from the closing of Fiscal 2000’s Discontinued Sam’s Club operations. However, the continued net use of cash to fund operating losses restricts the Company’s working capital availability. Net cash provided by financing activities was $25.5 million during the thirty-nine weeks ended November 3, 2001 compared to $32.9 million during the thirty-nine weeks ended October 28, 2000. The decrease in net cash provided by financing activities is primarily related to fewer net borrowings under the line of credit, net of cash paid to former Mayor’s shareholders and the purchase of treasury stock last year.

     Net cash used in investing activities was $9.2 million during the thirty-nine weeks ended November 3, 2001 compared to $14.0 million during the thirty-nine weeks ended October 28, 2000. Net cash used in investing activities is primarily related to capital expenditures associated with new and remodeled Mayor’s locations. The Company has opened seven new Mayor’s stores during 2001. Currently, the Company has committed to open two new stores in Florida in 2002. Management estimates that the Company’s cash requirements will be approximately $4.2 million for each new store, with approximately $1.2 million (after consideration of lease concessions from landlords) related to leasehold improvements, fixtures, point of sale terminals and other equipment in the stores, and approximately $3 million related to incremental accounts receivable and inventory investment, net of incremental accounts payable. Currently, the Company also is reviewing strategies that would include exiting unprofitable stores. As the Company finalizes decisions regarding the closing of unprofitable stores, it will reserve in its financial statements the net book value of the unamortized depreciation of fixed assets, unamortized landlord allowances and estimated lease related costs to exit. These amounts could be significant and could be recorded as early as the fourth quarter of Fiscal 2001. As of November 3, 2001, the timing and costs associated with these initiatives are not possible to accurately measure or predict. The Company also estimates it will make back office capital expenditures of approximately $.5 million during the remainder of Fiscal 2001, primarily for operating software upgrades, as well as other management information system enhancements.

     The Company believes that its cash on hand, projected cash from operations, current vendor credit terms and availability under the current working capital facility will be sufficient to meet its anticipated working capital and capital expenditure needs for the remainder of Fiscal 2001; however, in light of current economic trends there can be no assurance that the Company’s future operating results and financing activities, including the anticipated restructuring of its working capital facility, will be sufficient to sustain Fiscal 2002 and all other future debt service and working capital needs.

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

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

     This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like “plans,” “expects,” “believes,” “will,” “anticipates,” “intends,” “projects,” “estimates,” “could,” “would,” “may,” “planned,” “goal,” and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company’s strategy for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements.

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

     One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the SEC, especially on Form’s 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Item 2 of the Form’s 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties. In addition to the factors previously discussed or referenced in this report, the following are some of the other important factors that could cause results to vary.

     The Company operates today primarily through mall based Mayor’s stores. Management continuously considers other growth opportunities including acquisitions of businesses similar or complementary to that of the Company, which could require a significant investment of funds and management attention by the Company. Any such growth opportunities will be subject to all of the risks inherent in the integration of, or establishment of a new product or service offering, including competition, lack of sufficient customer demand, unavailability of experienced management, unforeseen complications, delays and cost increases and integration difficulties. The Company may incur costs in connection with pursuing new growth opportunities that it cannot recover, and the Company may be required to expense certain of these costs, which may negatively impact the Company’s reported operating performance for the periods during which such costs are incurred.

     The Company has opened seven new Mayor’s stores in 2001. Though reduced in scope to two stores for Fiscal 2002, the Company considers its Mayor’s expansion program to be part of its future plans. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train new store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company’s control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. Also, certain name brand products, such as new Rolex watches, currently will not be sold in new locations outside of Florida and Georgia.

     All but four of the Mayor’s stores are located in major regional malls. The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or other economic downturns affecting customer mall traffic has an adverse effect on the Company’s net sales and profitability.

ITEM 6. Exhibits and Reports on Form 8-K

(a) The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

10.1 Employment Agreement dated as of October 26, 2001 between the Company and David Boudreau

10.2 Employment Agreement dated as of October 26, 2001 between the Company and Marc Weinstein

10.3 Employment Agreement dated as of October 26, 2001 between the Company and Isaac Arguetty

(b) Reports on Form 8-K:

None.

PART II: OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)

	By:	/s/ DAVID P. BOUDREAU Chief Financial Officer and Senior Vice President of Finance & Treasurer

Date: December 18, 2001