Form 10-K
period 2002-02-02
MAYORS JEWELERS INC/DE
filed 2002-05-20
CIK 817946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002 OR


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO____________

                         COMMISSION FILE NUMBER 1-9647

                             MAYOR'S JEWELERS, INC.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 12, 2002, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $20,301,486. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

     As of April 12, 2002, 19,525,749 shares of Common Stock ($.0001 par value) were outstanding.

     LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 48.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MAYOR'S JEWELERS, INC.

                               TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I
  Item 1         Business....................................................      3
  Item 2         Properties..................................................      9
  Item 3         Legal Proceedings...........................................     10
  Item 4         Submission of Matters to a Vote of Security Holders.........     10

PART II
  Item 5         Market for the Registrant's Common Equity and Related
                 Stockholder Matters.........................................     11
  Item 6         Selected Financial Data.....................................     12
  Item 7         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     14
  Item 8         Financial Statements and Supplementary Data.................     22
  Item 9         Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................     40

PART III
  Item 10        Directors and Executive Officers of the Registrant..........     41
  Item 11        Executive Compensation......................................     43
  Item 12        Security Ownership of Certain Beneficial Owners and
                 Management..................................................     46
  Item 13        Certain Relationships and Related Transactions..............     48

PART IV
  Item 14        Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................     48

                                     PART I

ITEM 1. BUSINESS

GENERAL -- RECENT DEVELOPMENTS

     The information in this section pertains to the business of Mayor's Jewelers, Inc. and its subsidiaries ("Mayor's" or the "Company"). Fiscal 2001, throughout this document, refers to the Company's fiscal year ended February 2, 2002. Please refer to Item 7 regarding "Forward-Looking Statements."

     On May 17, 2002, Mayor's executed an agreement in principle (the "Agreement") with Henry Birks & Sons Holdings Inc. of Canada. The Agreement provides for Birks to invest in or cause to be provided to Mayor's $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into Common Stock of Mayor's generally representing 58% of the Common Stock on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor's. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on fully diluted basis) at an exercise price of $.50 per share.

     Mayor's and Birks will enter into a series of agreements through which Birks will provide management, merchandising and sales support of Mayor's. Completion of the transaction is subject to certain conditions, including without limitation, execution of definitive agreements (which the parties hope to accomplish in June) and the affirmative vote of the stockholders of Mayor's at a meeting of stockholders to be held as soon as practicable. Pending the closing, Birks will provide consulting services to Mayor's pursuant to a consulting agreement.

MAYOR'S JEWELERS

     Mayor's is an upscale retailer of fine quality guild jewelry, watches and giftware. Mayor's was founded in 1910 and as of February 2, 2002, operated 24 stores in Florida, four stores in Texas, two stores each in California and Illinois, 1 store each in Arizona, Michigan, Nevada and metropolitan Washington DC, and five stores in the Atlanta, Georgia metropolitan area. The Nevada store was closed in March, 2002. Mayor's has a long-established reputation in its principal market areas as a premier guild jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a guild jeweler, the Company does not sell "costume" or gold filled jewelry; rather, all of its jewelry products are constructed of 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality and craftsmanship. The average price per item of all merchandise sold in Fiscal 2001 was approximately $1,400, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

     Mayor's distinguishes itself from most of its competitors by offering a larger selection of distinctive and higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training in its sales force. Mayor's buyers procure distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor's to sell fine quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best trained staff of sales professionals in the industry as a result of Mayor's emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

     The Company's principal offices are located at 14051 Northwest 14th Street, Sunrise, Florida 33323 (telephone: (954) 846-8000).

RESTRUCTURING PLAN

     During Fiscal 1999, the Company embarked upon an expansion strategy that saw it open five stores in Fiscal 1999, ten stores in Fiscal 2000 and seven stores in Fiscal 2001. Merchandising and marketing issues, the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 served to force the Company to retrench from that strategy as part of a restructuring plan recently adopted that the Company will seek to execute during Fiscal 2002 (the

"Restructuring Plan"). Included in the Restructuring Plan are the hiring of a new CEO with a strong background in merchandising, and initiatives to properly capitalize the Company, refinance its existing debt, close unprofitable stores and re-merchandise stores in its core Florida and Georgia markets. For a description of the Restructuring Plan, please refer to Item 7 regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Plan."

     The object of the Restructuring Plan is to put the Company back on the path to future profitability. Accordingly, the Company believes short-term growth will come from rebuilding the Company's presence within existing markets where Mayor's has enjoyed strong brand recognition. Only upon successful implementation of this plan will management then revisit initiatives for future growth outside its existing core marketplace. In the event the Company is unable to successfully implement its Restructuring Plan, its business, financial condition, operating results and cash flows will be materially adversely affected. Furthermore, failure to obtain adequate funding will most probably prevent the Company from being able to pay its Fiscal 2002 debt service obligations and sustain the Company's working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives. Please refer to Item 7 regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Plan" and "Forward-Looking Statements."

PRODUCTS

     Mayor's offers a large selection of distinctive and high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond fashion and precious gemstones, rings, wedding bands, earrings, bracelets, necklaces, pearls, charms, its own private label baby jewelry and Swiss timepieces that are often not available from other jewelers in its markets. All of Mayor's jewelry products are constructed of 18 karat gold, platinum, or sterling silver with significant emphasis on quality and craftsmanship. Mayor's carries a large selection of brand name watches, including watches made by Rolex, Cartier, Patek Philippe, Baume & Mercier, Omega, Charriol, Tag Heuer, Ebel, Breitling, Locman, Corum, Rado, Chopard, Jaeger le Coultre and Raymond Weil, designer jewelry including jewelry made by David Yurman, Jose Hess, Ponte Vecchio, Antonini and Peter Storm and a variety of high quality giftware, including giftware made by Correia, Mont Blanc and Moser.

     During Fiscal 2001 net sales by product were as follows: watches -- 41%; diamond basic -- 22%; jewelry -- 25%; other -- 12%. The Rolex brand, which is included in watch sales, accounted for approximately 24% of total Mayor's net sales. While Mayor's has historically enjoyed excellent relationships with its vendors, certain of the Company's vendors have expressed some concerns about the Company's current financial condition. If such vendors terminated their relationships with the Company, it could have a material adverse effect on the Company's business, financial condition and operating results.

PURCHASING

     The Mayor's staff of buyers procures distinctive merchandise directly from manufacturers, diamond cutters, and other suppliers worldwide enabling Mayor's to sell fine quality merchandise often not available from others jewelers in its markets. Buyers generally specialize in purchasing merchandise in categories such as diamonds, precious gemstones, pearls, watches, gold jewelry, and giftware. Buyers frequently visit both Mayor's and competitors' stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs.

     The Company's buying power has allowed Mayor's to pass its savings on to its clients through competitively-priced merchandise at Mayor's stores. While Mayor's does not emphasize discounting, it does actively compete with other jewelry retailers on the basis of price, particularly with regard to brand name items such as watches, with respect to which comparison shopping is common.

  Watches

     Mayor's purchases watches from a number of leading manufactures and suppliers. During Fiscal 2001, merchandise supplied by Rolex, the Company's largest supplier, accounted for approximately 24% of Mayor's net sales. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that among other matters provide for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer's discretion. Rolex has informed the Company that its account has been placed on "hold status." In the event that Rolex does not lift the hold and begin accepting new orders for watches or if Rolex terminates its distribution agreement with the Company, it would have a material adverse effect on the Company's business, financial condition and operating results. Moreover, certain of the Company's vendors have expressed some concerns about the Company's current financial condition. If such vendors terminated their relationships with the Company, it could also have a material adverse effect on the Company's business, financial condition and operating results. Please refer to Item 7 regarding "Forward-Looking Statements and Cautionary Factors That May Affect Future Results."

  Diamond and Gemstones

     During Fiscal 2001, revenues from sales of diamond jewelry and diamond jewelry with gemstones represented approximately 31% of Mayor's net sales. Whenever possible, Mayor's purchases unset diamonds and other precious gemstones directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from Japan. These diamonds and other gemstones are frequently furnished to independent goldsmiths for setting, polishing and finishing pursuant to Company instructions as well as to Mayor's facilities in order to deliver a finished product at the best possible value.

  Other Products

     In Fiscal 2001, Mayor's purchased jewelry and giftware for sale in Mayor's stores from over 500 suppliers. Many of these suppliers have long-standing relationships with Mayor's. However, certain of the Company's vendors have expressed some concerns about the Company's current financial condition. If such vendors terminated their relationships with the Company, it could also have a material adverse effect on the Company's business, financial condition and operating results. Please refer to Item 7 regarding "Forward-Looking Statements."

AVAILABILITY OF PRODUCTS

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

CHANGING PRICES AND AVAILABILITY

     Changes in foreign or domestic laws and policies affecting international trade may also have an adverse effect on the availability or price of the diamonds, gemstones and precious metals required by the Company. Other risks to the Company's supplies of merchandise include fluctuation in the price of precious gems and metals. Because substantially all of the Company's purchase transactions are denominated in U.S. dollars, the Company does not engage in any hedging activities in foreign currencies. The Company does not speculate in gems or precious metals or engage in any hedging activity with respect to possible fluctuations in the prices of these items, since historically the Company has been able to make compensatory adjustments in its retail prices as material fluctuations in the price of supplies have occurred. If such fluctuations should be unusually large, rapid or prolonged, there is no assurance that the necessary adjustments could be made quickly enough to prevent the Company from being adversely affected. Please refer to Item 7 regarding "Forward-Looking Statements."

SEASONALITY

     The Company's jewelry business is highly seasonal, with the fourth quarter (which includes the Holiday shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 36% of the Company's Fiscal 2001 net sales were made during the fourth quarter.

MANUFACTURING

     In addition to Mayor's purchasing finished jewelry and the subcontracting of certain fabrication activities to others, Mayor's also has a jewelry design studio and manufacturing and repair facility located in its executive offices. In keeping with Mayor's identity as a full-service guild jeweler, this studio and workshop offers custom designed jewelry in response to customers' special requests and manufactures jewelry for retail sale when it is economical to do so. Mayor's also provides jewelry and watch refurbishment and repair services, which are performed in stores or at the Mayor's centralized repair facility. In addition to repair work, jewelers will perform other work, including ring sizing on new purchases and repairs covered under warranty.

RETAIL OPERATIONS, MERCHANDISING AND MARKETING

  General

     The Company distinguishes itself from most of its competitors by offering a selection of distinctive and higher quality merchandise at many different price points. Mayor's keeps substantially its entire inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store.

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

     A manager, an assistant manager, four additional sales professionals, and an office manager along with an office associate staff a typical Mayor's store, which has a historical average of approximately $4 million in annual sales. Each store manager reports to one of three regional directors. The three regional directors report to the Vice President of Stores. Many Mayor's stores also have a watchmaker or jeweler on the premises to make repairs. Management believes that the availability of these craftsmen reinforces the Company's image as a full-service guild jeweler and encourages customers to patronize its stores.

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

     As part of Mayor's commitment to training, the Company established "Mayor's University", a formalized system of in-house training with a primary focus on client service that involves extensive classroom training, the use of detailed operational manuals, in-store mentorship programs and product knowledge testing. In order to retain their employment with the Company, all attendees must perform satisfactorily on written tests and quizzes that are administered during the training program. To help ensure successful skill transference from the classroom training environment to the sales floor, a manager works with each new sales professional on a one-to-one basis in the store for a structured 90 day period and then a bi-weekly coaching session on an ongoing basis. Each new sales professional is partnered with a mentor in the store who trains the new associate on basic operational procedures. In addition, the Company conducts in-house training seminars on a periodic basis and administers training modules with audits to (i) enhance the quality and professionalism of all sales professionals, (ii) measure the level of knowledge of each sales professional, and (iii) identify needs for additional training. The Company also provides store managers with more extensive management and client service training that emphasizes "on-the-job" coaching and training instruction techniques.

     Mayor's also stresses external training for its sales professionals. The Company encourages all associates to complete a series of courses offered by the Gemological Institute of America (GIA), an independent industry-recognized diamond grading laboratory and gemological school.

  Advertising and Promotion

     Mayor's marketing intent is to build on its well-established reputation in its traditional market areas as a premier guild jeweler offering fine quality merchandise in an elegant, sophisticated environment conducive to the purchase of luxury items. Mayor's stresses its role as a fashion leader that does not promote discounting, but instead prices all of its merchandise with the goal of delivering consistent value to its clients. Mayor's marketing efforts, which consist of advertising, direct mailings, promotional events, attractive store design and elegant display, are shaped in large part by demographic and consumer trends affecting both the jewelry industry generally and Mayor's specifically.

     Mayor's advertisements stress its image as a full-service guild jeweler, its tradition of integrity, value and reliability, its longevity in the jewelry business and its emphasis on superior client service. In addition, advertisements frequently associate Mayor's with internationally recognized brand names such as Rolex, Patek Philippe, Cartier and Mikimoto. Advertising and promotions for all stores are developed by Company personnel at its headquarters in conjunction with outside advertising agencies.

  Credit Operations

     Sales under Mayor's proprietary credit card accounted for approximately 31% of the Company's net sales during Fiscal 2001. Mayor's credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

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

     As of February 2, 2002, Mayor's had approximately 62,000 credit card holders. Mayor's utilizes its credit card client base in its targeted marketing programs.

     Mayor's has an Account Receivable Management Department, which manages delinquent accounts. Representatives are trained on advanced account management techniques and programs, which have been developed in-house by the credit organization. Early stage delinquencies are handled with an approach to client goodwill. If an account continues to progress in delinquency, more assertive action is taken. Ultimately, if a delinquent account cannot be collected in-house, outside legal action is undertaken. During Fiscal 2001, Mayor's net bad debt expense as a percentage of credit sales was approximately 5.2 percent.

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

COMPETITION

     The retailing industry is highly competitive and particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. The Company's competitors include foreign and domestic jewelry retailers, national and regional jewelry chains, department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, manufacturers, distributors and large wholesalers and importers, some of whom have greater resources than the Company. The Company believes that competition in its markets is based primarily on price, design, product quality and service. With the consolidation of the retail industry that is occurring, the Company believes that competition with other general and specialty retailers and discounters will continue to increase. The success of the Company will depend on various factors, including the successful implementation of the Restructuring Plan, general economic and business conditions affecting consumer spending, the performance of the Company's retail operations, the acceptance by consumers of the Company's retail programs and concepts, and the ability of the Company to manage its stores. Please refer to
Item 7 regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Plan" and "Forward Looking Statements."

REGULATION

     The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

     The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company's private label credit cards, credit to the Company's customers is primarily through bank cards such as Visa(R), Mastercard(R) and Discover(R), without recourse to the Company based upon a customer's failure to pay. Any change in the regulation of credit that would materially limit the availability of credit to the Company's traditional customer base could adversely affect the Company's results of operations or financial condition. Please refer to Item 7 regarding "Forward-Looking Statements."

EMPLOYEES

     As of April 1, 2002, the Company employed approximately 519 persons on a full-time basis, including approximately 379 in regional and local sales in the Mayor's stores, 15 in inventory and distribution and 125 in administrative and support functions. In addition, the Company also employed approximately 6 persons on a part-time or temporary basis, which varies with the seasonal nature of its business. In connection with the Company's restructuring plan, the Company intends to reduce the number of employees. None of its employees are governed by a collective bargaining agreement, and the Company believes that its relations with employees are good, although there can be no assurances that such relations will not be adversely affected by the Company's Restructuring Plan. Please refer to Item 7 regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Plan" and "Forward Looking Statements."

ITEM 2. PROPERTIES

     The Company's corporate headquarters is owned by the Company and located on
11.1 acres in a 131,000 square-foot building in Sunrise, Florida.

     As of April 1, 2002, Mayor's had a total of 40 leased stores, all of which are currently operating; the Desert Passage store in Las Vegas, Nevada was closed in March, 2002. Mayor's leases its stores, with rent being a fixed minimum base plus a percentage of the store's sales volume (subject to certain adjustments) over a specified threshold. The Mayor's lease terms are generally ten years from inception. Lease rental payments are also subject to annual increases for tax and maintenance. The Company intends to close 12 of the stores listed below pursuant to its restructuring plan. Stores noted with "*" are expected to be closed during 2002 as part of the Company's Restructuring Plan. Please refer to Item 7 regarding "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Plan." The following table summarizes all operating store leases:

                                                 TOTAL
OPERATING STORES                              SQUARE FEET   EXPIRATION           LOCATION
----------------                              -----------   ----------   ------------------------
Altamonte Mall..............................      5782       Jan-2011    Altamonte Springs, FL
Aventura Mall...............................      3447       Jan-2009    N. Miami Beach, FL
*Bayside Marketplace........................      1806       Jan-2011    Miami, FL
Bell Tower..................................      4578       Jan-2012    Fort Myers, FL
Boca Town Center............................      5878       Jan-2007    Boca Raton, FL
Brandon Town Center.........................      4110       Jun-2005    Brandon, FL
Broward Mall................................      2236       Dec-2004    Plantation, FL
Buckhead Store..............................     10000       Apr-2009    Atlanta, GA
Citrus Park Town Center.....................      3953       Jan-2010    Tampa, FL
CityPlace at West Palm Beach................      6113       Jan-2011    West Palm Beach, FL
Coral Gables................................      2500       Dec-2002    Coral Gables, FL
Dadeland Mall...............................      5700       Jan-2007    Miami, FL
The Falls...................................      1643       Jan-2004    Miami, FL
*Fashion Island.............................      5879       Jul-2011    Newport Beach, CA
Florida Mall................................      5070       Jan-2010    Orlando, FL
The Galleria at Fort Lauderdale.............      3682       Jan-2005    Ft. Lauderdale, FL
*The Galleria at Roseville..................      6010       Jan-2011    Roseville, CA
The Gardens of the Palm Beaches.............      2907       Jan-2004    Palm Beach Gardens, FL
International Plaza.........................      5583       Jan-2012    Tampa, FL
*Kierland Commons...........................      5421       Jan-2012    Scottsdale, AZ
Lenox Square Mall...........................      4587       Dec-2003    Atlanta, GA
Lincoln Road................................      4250       May-2009    Miami Beach, FL
Mall of Georgia.............................      3486       Jan-2010    Buford, GA
Mall at Wellington Green....................      4001       Jan-2012    Wellington, FL
Miami International Mall....................      3226       Jan-2006    Miami, FL
*North East Mall............................      5172       Jan-2011    Hurst, TX
North Point Mall............................      4752       Jan-2012    Alpharetta, GA
*Northbrook Court Mall......................      3896       Jan-2011    Northbrook, IL
*Northpark Center...........................      5270       Jan-2012    Dallas, TX
*Orlando Fashion Square.....................      4095       Jun-2005    Orlando, FL
Perimeter Mall..............................      5157       Jan-2009    Atlanta, GA
Seminole Towne Center.......................      3461       Jan-2006    Sanford, FL
The Shops at Sunset Place...................      2051       Jan-2010    South Miami, FL
*The Shops at Willowbend....................      4830       Jan-2012    Plano, TX

                                                 TOTAL
OPERATING STORES                              SQUARE FEET   EXPIRATION           LOCATION
----------------                              -----------   ----------   ------------------------
*Somerset Collection........................      6000       Jan-2011    Troy, MI
Southgate Plaza.............................      4605       Mar-2010    Sarasota, FL
*Stonebriar Centre..........................      5263       Jan-2011    Frisco, TX
Treasure Coast Square.......................      2506       Jan-2003    Jensen Beach, FL
Tyson Galleria..............................      4626       Jan-2011    McLean, VA
*Woodfield Mall.............................      5396       Jan-2012    Schaumburg, IL

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings reportable pursuant to this Item 3. Although certain litigation of the Company is routine and incidental, and such litigation can result in large monetary awards for compensatory or punitive damages, the Company believes that no litigation that is currently pending involving the Company will have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended February 2, 2002.

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

                                                              HIGH     LOW
                                                              -----   -----
Year Ended February 2, 2002
  Thirteen Weeks Ended May 5, 2001..........................  $4.50   $2.65
  Thirteen Weeks Ended August 4, 2001.......................   4.25    3.51
  Thirteen Weeks Ended November 3, 2001.....................   3.75    0.95
  Thirteen Weeks Ended February 2, 2002.....................   1.60    1.00
Year Ended February 3, 2001
  Thirteen Weeks Ended April 29, 2000.......................  $3.25   $2.19
  Thirteen Weeks Ended July 29, 2000........................   2.94    1.88
  Thirteen Weeks Ended October 28, 2000.....................   4.13    2.75
  Fourteen Weeks Ended February 3, 2001.....................   3.70    2.00

     The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on April 12, 2002 was $1.05. On April 12, 2002, the Company had 691 stockholders of record.

     The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that any earnings will be retained for use in the operation and expansion of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company's working capital facility prohibits dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               FIFTY-TWO    FIFTY-THREE    FIFTY-TWO    FIFTY-TWO    FIFTY-TWO
                                                 WEEKS         WEEKS         WEEKS        WEEKS        WEEKS
                                                 ENDED         ENDED         ENDED        ENDED        ENDED
                                                FEB. 2,       FEB. 3,       JAN. 29,     JAN. 30,     JAN. 31,
                                                  2002        2001(2)       2000(2)      1999(2)        1998
                                               ----------   ------------   ----------   ----------   ----------
                                                 (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales....................................   $163,700      $181,256      $157,629     $84,379      $    --
Cost of sales................................    103,027       102,463        95,155      50,113           --
                                                --------      --------      --------     -------      -------
Gross profit.................................     60,673        78,793        62,474      34,266           --
Store operating and selling expenses.........     53,794        45,284        43,185      17,197           --
                                                --------      --------      --------     -------      -------
Store contribution...........................      6,879        33,509        19,289      17,069           --
General and administrative expenses..........     14,632        16,186        16,505      12,124           --
Advertising and marketing expenses...........      8,810         8,595         3,538       5,614           --
                                                --------      --------      --------     -------      -------
Subtotal.....................................    (16,563)        8,728          (754)       (669)          --
Restructuring and other charges (3)..........     28,214            --            --          --           --
Depreciation and amortization................      9,771         8,046         7,648       3,390           --
Goodwill impairment writedown................     22,265            --            --          --           --
                                                --------      --------      --------     -------      -------
Operating (loss) income......................    (76,813)          682        (8,402)     (4,059)          --
Interest and other income....................        174           213            90          24           --
Interest expense.............................     (3,788)       (3,450)       (2,619)     (1,744)          --
                                                --------      --------      --------     -------      -------
Loss from continuing operations before
  cumulative effect of a change in accounting
  principle and income taxes.................    (80,427)       (2,555)      (10,931)     (5,779)          --
Income taxes.................................      3,431            --            --          --           --
Cumulative effect of a change in accounting
  principle..................................         --            --        (2,173)         --           --
                                                --------      --------      --------     -------      -------
Loss from continuing operations..............    (83,858)       (2,555)      (13,104)     (5,779)          --
Gain and income from discontinued operations
  (1)........................................         --        13,552         8,019      22,997       10,043
                                                --------      --------      --------     -------      -------
Net (loss) income............................   $(83,858)     $ 10,997      $ (5,085)    $17,218      $10,043
                                                ========      ========      ========     =======      =======
Net (loss) income per common share, basic and
  diluted
  Continuing operations before cumulative
     effect of a change in accounting
     principle...............................   $  (4.32)     $  (0.13)     $  (0.43)    $ (0.21)     $    --
     Cumulative effect of a change in
       accounting principle..................         --            --         (0.09)         --           --
     Discontinued operations.................         --          0.69          0.32        0.84         0.39
                                                --------      --------      --------     -------      -------
                                                $  (4.32)     $   0.56      $  (0.20)    $  0.63      $  0.39
                                                ========      ========      ========     =======      =======

                                               AS OF      AS OF      AS OF      AS OF      AS OF
                                              FEB. 2,    FEB. 3,    JAN. 29,   JAN. 30,   JAN. 31,
                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA (AT PERIOD END):
Working capital.............................  $ 37,926   $124,672   $ 65,118   $ 53,366   $111,764
Total assets................................   144,589    224,052    220,463    236,595    151,712
Credit facility, less amounts classified as
  current...................................        --     44,390     24,424     26,409         --
Stockholders' equity........................    61,106    144,259    136,555    163,686    135,579

---------------

(1) Discontinued operations include other charges for the fifty-two weeks ended January 29, 2000 which consist of a $2 million write-off of goodwill for Exclusive Diamonds, International related to the termination of the Sam's agreement.

(2) The fifty-three weeks ended February 3, 2001 and fifty-two weeks ended January 29, 2000 and January 30, 1999 were adjusted by certain reclassifications to conform to the presentation for the fifty-two weeks ended February 2, 2002. These reclassifications include loss prevention, marketing, design center and credit department expenses from general and administrative expenses to store operating and selling expenses and advertising and marketing expenses.

(3) Restructuring, asset impairments and other charges for the fifty-two weeks ended February 2, 2002 include amounts for the write-down of the fixed assets for the stores that are scheduled to be closed, a reserve for early termination of the leases for the stores that are scheduled to be closed, a write-down of the corporate headquarters building which the Company placed on the market for sale, consulting fees related to a strategic cost reduction project, and non-recurring legal fees associated with shareholder-related matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in other reports filed with the Securities and Exchange Commission.

     The years ended February 2, 2002, February 3, 2001 and January 29, 2000 are referred to herein as Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

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

RESTRUCTURING PLAN

     Mayor's Jewelers operated 41 luxury jewelry stores in ten states as of February 2, 2002. The Desert Passage store in Las Vegas, Nevada was closed in March, 2002. Merchandising and marketing issues, the poor economic climate and a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001, were dominant factors in contributing to the Company's poor operating performance for Fiscal 2001. These results have drained the Company of significant amounts of capital, which in turn has required Mayor's to restructure itself in an effort to position the Company for future profitability. Accordingly during Fiscal 2001, Mayor's adopted a multi-faceted Restructuring Plan. The Restructuring Plan includes the hiring of a new CEO with extensive merchandising and marketing experience, an infusion of capital, the refinancing or restructuring of the Company's $80 million bank facility, the closure of 13 unprofitable stores and termination of three leases for stores that are not yet built, the remerchandising of its 28 core Florida and Georgia stores, the termination of redundant employees and the disposition of certain non-performing assets.

     As part of its Restructuring Plan, on May 17, 2002, Mayor's executed an agreement in principle (the "Agreement") with Henry Birks & Sons Holdings Inc. of Canada ("Birks"). The Agreement provides for Birks to invest in or cause to be provided to Mayor's $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into Common Stock of Mayor's generally representing 58% of the Common Stock on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor's. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis) at an exercise price of $.50 per share.

     Mayor's and Birks will enter into a series of agreements through which Birks will provide management, merchandising and sales support to Mayor's. Completion of the transaction is subject to certain conditions, including without limitation, execution of definitive agreements (which the parties hope to accomplish in June) and the affirmative vote of the stockholders of Mayor's at a meeting of stockholders to be held as soon as practicable. Pending the closing, Birks will provide consulting services to Mayor's pursuant to a consulting agreement.

     The Company continues to work on the refinancing of a senior revolving facility for which refinancing it has a commitment letter subject to certain future developments. Until the time a refinancing is in place, the Company will continue to operate under an amendment to its existing working facility and may seek extensions of such amendment. There can be no assurances that the Company will be successful in its refinancing efforts.

     A significant condition to any investment by Birks and any refinancing will be the payment of the exit costs for the closing of 13 unprofitable stores and the termination of three lease commitments for stores that have not been built. The 13 unprofitable stores include 11 properties outside of the Company's core Florida and Georgia marketplace as well as two stores in Florida. The Nevada store was closed in March, 2002. See "Item 2 -- Properties." The closing of these stores marks a significant retrenchment of the Company's recent expansion strategy into states where Mayor's does not enjoy the brand loyalty that it has enjoyed in the Southeast U.S. The three lease commitments for stores that are not built include one in Ohio and two in Florida. While the Company believes the two Florida locations would enhance the Company's core market, their construction is dependent upon funding of additional capital resources in order to fund their construction.

     The Company believes short-term growth will come from rebuilding the Company's presence within existing markets where Mayor's has enjoyed strong brand recognition. If the Company successfully executes its Restructuring Plan, the Company may consider limited growth opportunities including acquisitions of, or investments in businesses similar or complimentary to that of the Company. In the event the Company is unable to successfully implement its Restructuring Plan, its business, financial condition, operating results and cash flows will be materially adversely affected. Furthermore, failure to obtain adequate funding will most probably prevent the Company from being able to pay its Fiscal 2002 debt service obligations and sustain the Company's working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     As the Company refocuses on its core business, it hopes to execute a productive merchandising strategy in its remaining 28 stores. The Company believes that with the appropriate capital resources that the above mentioned investment will hopefully provide, it will be able to execute initiatives that will drive the business toward positive comparable store sales results, although there can be no assurance that such results shall occur.

     The following table for continuing operations sets forth for the periods indicated the percentage of net sales for certain items in the Company's Consolidated Statements of Operations and other information:

                                                              YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                             FEB. 2, 2002         FEB. 3, 2001        JAN. 29, 2000
                                                           ----------------     ----------------     ----------------
Net sales................................................  $163,700   100.0%    $181,256   100.0%    $157,629   100.0%
Cost of sales............................................   103,027    62.9      102,463    56.5       95,155    60.4
                                                           --------   -----     --------   -----     --------   -----
Gross Profit.............................................    60,673    37.1       78,793    43.5       62,474    39.6
Store operating and selling expenses.....................    53,794    32.9       45,284    25.0       43,185    27.4
                                                           --------   -----     --------   -----     --------   -----
Store contribution.......................................     6,879     4.2       33,509    18.5       19,289    12.2
General and administrative expenses......................    14,632     8.9       16,186     8.9       16,505    10.4
Advertising and marketing expenses.......................     8,810     5.4        8,595     4.8        3,538     2.2
Restructuring and other charges..........................    28,214    17.2           --      --           --      --
Depreciation and amortization............................     9,771     5.9        8,046     4.4        7,648     4.9
Goodwill impairment writedown............................    22,265    13.6           --      --           --      --
                                                           --------   -----     --------   -----     --------   -----
Operating income (loss)..................................   (76,813)  (46.8)         682     0.4       (8,402)   (5.3)
Interest and other income................................       174     0.0          213     0.1           90     0.1
Interest expense.........................................     3,788    (2.3)       3,450    (1.9)       2,619    (1.7)
                                                           --------   -----     --------   -----     --------   -----
Loss from continuing operations before cumulative effect
  of a change in accounting principle and income taxes...  $(80,427)  (49.1)%   $ (2,555)   (1.4)%   $(10,931)   (6.9)%
                                                           ========   =====     ========   =====     ========   =====
Number of stores.........................................                40                   35                   26
                                                                      =====                =====                =====

SALES

     The Company's net sales from continuing operations for Fiscal 2001 were $163.7 million compared to $181.3 million and $157.6 million for Fiscal 2000 and Fiscal 1999, respectively. Comparative store net sales for Fiscal 2001 decreased 17.1% compared to Fiscal 2000. The decrease in net sales for Fiscal 2001 is due to merchandising and marketing issues coupled with the slowdown of the economy and the effects that the tragic events of September 11th had on the Company's retail environment. Comparative store net sales for Fiscal

2000 increased 2.9% compared to Fiscal 1999. The increase in net sales in Fiscal 2000 is due to revenue contribution of new stores as well as the comparable store sales increase, created in part because of the fifty-three week calendar for Fiscal 2000.

     The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprises a significant portion of the Mayor's business, which is a result of the Company's ability to effectively market high-end watches. Rolex has informed the Company that its account has been placed on "hold status." In the event that Rolex does not lift the hold and begin accepting new orders for watches or if Rolex terminates its distribution agreement with the Company, it would have a material adverse affect on the Company's business, financial condition and operating results. Moreover, certain of the Company's vendors have expressed some concerns about the Company's current financial condition. If such vendors terminated their relationships with the Company, it could also have a material adverse affect on the Company's business, financial condition and operating results. Please refer to Item 7 regarding "Forward-Looking Statements."

COST OF SALES AND GROSS PROFIT

     Gross profit as a percentage of net sales in Fiscal 2001 was 37.1% compared to 43.5% and 39.6% in Fiscal 2000 and Fiscal 1999, respectively. The decrease in gross profit as a percentage of net sales for Fiscal 2001 is primarily due to the liquidation of slow moving and discontinued inventory through caravan events that traveled through various stores. The increase in gross profit as a percentage of net sales for Fiscal 2000 compared to Fiscal 1999 is a primarily because of improvements achieved through sales and purchasing efficiencies and merchandise management initiatives that improved initial markup and inventory management.

     If the Restructuring Plan is successful, the Company is hopeful that the opportunity exists to increase gross profit over the next couple of years. Areas for gross margin improvement include strategies to lower the cost of merchandise purchased and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving reserves are expected to decrease. There can be no assurance that the Company will be able to increase gross profit.

STORE OPERATING AND SELLING EXPENSES

     Store operating and selling expenses were $53.8 million, or 32.9% of sales for Fiscal 2001 compared to $45.3 million, or 25.0% of sales, and $43.2 million, or 27.4% of sales, for Fiscal 2000 and Fiscal 1999, respectively. The increase in store operating and selling expenses for Fiscal 2001 over Fiscal 2000 is mainly attributable to an increase in the number of stores. The increase in percentage for Fiscal 2001 is attributable to a decline in comparable store sales and in lack of performance in the new stores. The decrease in store operating and selling costs as a percentage of sales for Fiscal 2000 over Fiscal 1999 is a result of increased comparable store sales. The increase in store operating and selling expenses for Fiscal 2000 over Fiscal 1999 is mainly attributable to an increase in the number of stores, and to increases in chargecard and check processing fees and in percentage rent, which are all directly related to the increased sales. As a percentage of sales, store operating and selling costs fell to 25.0% in Fiscal 2000 from 27.4% in Fiscal 1999 as a result of increased comparable store sales.

     The Company does not believe there is significant opportunity to reduce these expenses other than the decrease that will occur as a result of the 13 closing stores as discussed under "Restructuring Plan" above.

STORE CONTRIBUTION

     Store contribution fell to $6.9 million, or 4.2% of sales, in Fiscal 2001 from $33.5 million, or 18.5% of sales, in Fiscal 2000 primarily because of the lack of profitability of the Company's newly constructed stores and reduction in same store sales. Store contribution increased to $33.5 million, or 18.5% of sales, in Fiscal

2000 from $19.3 million, or 12.2% of net sales, in Fiscal 1999 as a result of improvements in sales and gross margin.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $14.6 million for Fiscal 2001 compared to $16.2 million and $16.5 million for Fiscal 2000 and Fiscal 1999, respectively. General and administrative expenses as a percentage of net sales decreased to 8.9% in Fiscal 2001 and Fiscal 2000 compared to 10.4% Fiscal 1999. The decrease in general and administrative expenses in Fiscal 2001 is primarily a result of a corporate restructuring. The decrease in Fiscal 2000 is primarily a result of the greater efficiencies in these expenses as sales increased. General and administrative expenses also include store opening costs of $187,000, $674,000 and $392,000 for Fiscal 2001, Fiscal 2000 and Fiscal 1999,
respectively. These costs are expensed as incurred.

ADVERTISING AND MARKETING EXPENSES

     Advertising and marketing expenses were $8.8 million in Fiscal 2001 compared to $8.6 million and $3.5 million in Fiscal 2000 and Fiscal 1999, respectively. The increase in Fiscal 2001 is primarily attributable to a watch and bridal book that was produced that fiscal year. The increase in Fiscal 2000 is primarily attributable to the Company's efforts to introduce the Mayor's name for the new stores in metropolitan Washington DC, Nevada, Michigan, Texas and California, as well as starting to develop a national brand identity during that year.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

     Restructuring, Asset Impairments and Other Charges for Fiscal 2001 were $28.2 million. This includes consulting fees related to a strategic cost reduction project, non-recurring legal fees associated with shareholder related matters, a write-down of the corporate headquarters building which the Company placed on the market for sale, the write-down of the fixed assets for the stores that are scheduled to be closed, and a reserve for early termination of the leases for the stores that are scheduled to be closed.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses were $9.8 million for Fiscal 2001, compared to $8.0 million and $7.6 million for Fiscal 2000 and Fiscal 1999, respectively. The increase in depreciation expense for Fiscal 2001 and Fiscal 2000 is a result of the capital expenditures associated with the construction of new and remodeled stores. The increase in amortization expense for Fiscal 2001 and Fiscal 2000 is primarily attributable to the amortization of goodwill recorded in connection with the Mayor's acquisition, as well as to the amortization of financing costs relating to the Company's revolving credit facility.

GOODWILL IMPAIRMENT WRITEDOWN

     Goodwill impairment writedown for Fiscal 2001 was $22.3 million. Management determined that the long term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income was $174,000 in Fiscal 2001, $213,000 in Fiscal 2000 and $90,000 in Fiscal 1999, respectively. Interest expense was $3.8 million for Fiscal 2001, compared to $3.5 million and $2.6 million for Fiscal 2000 and Fiscal 1999, respectively. The increase in interest expense for Fiscal 2001 and Fiscal 2000 is primarily attributable to the increase in the outstanding balance of the credit facility due to the build out of new stores and the incremental inventory needed to stock these stores.

LIQUIDITY AND CAPITAL RESOURCES

     On May 17, 2002, Mayor's executed an agreement in principle (the "Agreement") with Henry Birks & Sons Holdings Inc. of Canada ("Birks"). The Agreement provides for Birks to invest in or cause to be provided to Mayor's $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into Common Stock of Mayor's representing 58% of the Common Stock on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor's. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis) at an exercise price of $.50 per share.

     The Company continues to work on the refinancing of a senior revolving facility, depending upon successful negotiation of the revolving credit and security agreement. Until the time a refinancing is in place, the Company will continue to operate under an amendment to its existing working facility which expires May 30, 2002 and may seek extensions of such amendment. There can be no assurances that the Company will be successful in its refinancing efforts.

     The failure to obtain adequate funding will most probably prevent the Company from being able to pay its Fiscal 2002 debt services obligations and sustain the Company's working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     The Company currently has an $80 million working capital facility with a syndicate of lenders. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. This working capital facility was amended in September 2001 after the Company's second quarter of Fiscal 2001 operating performance caused it to fail to comply with certain financial covenants of the facility. At that time the facility was amended to waive all financial covenants for the second quarter as well as for the remainder of Fiscal 2001. As consideration for this amendment, the Company agreed to increase the interest margin from LIBOR plus 2.25% to LIBOR plus 4.00%. The rate on the facility as of February 2, 2002 was 5.9%. Further, as conditions for the amendment, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to provide the bank group with an $8 million cushion on the lesser of collateral availability or the $80 million cap provided for by the facility. This amendment had an original expiration of April 30, 2002. However, on April 30, 2002, the Company executed an additional amendment to extend the deadline for restructuring the facility from April 30, 2002 to May 30, 2002.

     As of February 2, 2002, after accounting for the foregoing borrowing restrictions, the Company had approximately $59.8 million of borrowing capacity and, after netting the outstanding borrowings of $53.5 million and letter of credit commitments of $675,000, the Company had a net borrowing availability of approximately $5.6 million. Additionally, because the Company has experienced deterioration in its leverage ratio, its commitment fee has been raised to .375% from .25% and it also pays a 2.5% fee on outstanding letters of credit. The working capital facility also currently contains financial covenants that limit capital expenditures, limit incurring of additional debt and prohibits the payment of dividends. There can be no assurance that the Company's future operating results will be sufficient to meet the requirements of the foregoing covenants.

     The Company presented its Restructuring Plan to its bank group on April 9, 2002. The plan outlined several initiatives including the need to fund the exit from unprofitable stores, the need to fund current operating losses and the purchases of inventories needed to remerchandise the stores in its core Florida and Georgia markets. The plan also indicated that the sources of capital for these funding requirements would come from selling the Company's headquarters, obtaining certain presently restricted cash assets and from outside additional debt and equity capital. Accordingly, the Company has asked for and received from the bank group an amendment to extend the deadline from April 30, 2002 to May 30, 2002 for restructuring the working capital facility. The Company currently is in negotiation with Birks to participate in the funding of this requirement; however, no assurances can be made that management will succeed in its efforts. Failure to do so will not allow the Company to execute its Restructuring Plan. Further, it will most probably prohibit the Company from being able to sustain Fiscal 2002 debt service and working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     During Fiscal 2001, cash flows from continuing operating activities provided $5.2 million in cash. Cash flows net of discontinued operations used $4.8 million in cash. The Company's business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season. During Fiscal 2001, these seasonal needs and the Company's additional stores opened during Fiscal 2001 were supplied primarily by the Company's cash from operating activities. During Fiscal 2001, the Company's peak level of inventory for both continuing and discontinued operations was $114.2 million requiring a maximum outstanding borrowing on the line of credit of $71.0 million.

     Net cash used in investing activities was $6.4 million in Fiscal 2001, primarily related to capital expenditures for seven new stores opened in 2001. Fiscal 2001 capital expenditures also include back office computer software and hardware.

     On April 16, 1999, the Company's Board of Directors authorized the expenditure of up to $15 million to repurchase the Company's common stock over a period of one year. On October 29, 1999, the authorized amount to repurchase was increased by an additional $5 million, which has subsequently increased another $10 million to a total of $30 million. The acquired shares will be held in treasury or canceled. As of February 2, 2002, the Company had repurchased 9,983,954 shares at a cost of $29.4 million, all held in treasury.

RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001, were dominant factors in contributing to the Company's poor operating performance in Fiscal 2001. The results have drained the Company of significant amounts of capital which in turn has required Mayor's to restructure itself in an effort to position the Company for future profitability. Accordingly during Fiscal 2001, the Company adopted a multi-faceted restructuring plan. The Restructuring Plan includes the hiring of a new CEO with a strong background in merchandising, an infusion of capital, the refinancing or other working out of the Company's $80 million bank facility, the closure of 13 unprofitable stores and termination of three leases for stores that are not yet built, the re-merchandising of its 28 core Florida and Georgia stores, the termination of redundant employees and the disposition of certain non-performing assets. The Restructuring Plan is expected to be completed by the end of the Fiscal 2002.

     A summary of the charges recorded in Fiscal 2001 is as follows (in thousands):

Restructuring...............................................  $ 8,574
Write-down of assets........................................   16,196
Goodwill impairment write-off...............................   22,265
Other charges...............................................    3,444
                                                              -------
                                                              $50,479
                                                              =======

     The restructuring costs include employee severance costs of approximately $0.9 million and total costs to exit stores including lease termination and professional fees of $7.7 million. As of February 2, 2002, an accrual of $8.6 million remained for restructuring costs expected to be paid in Fiscal 2002. The write-down of assets includes $11.3 million for the write-down of leasehold improvements and assets related to the closing locations and $4.9 million for the write-down of the corporate headquarters building and related assets to reflect their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are vacated and consequently will not be depreciated further after they are vacated. Depreciation expense related to these assets was approximately $2.7 million annually. The Restructuring Plan included the elimination of approximately 207 positions in the field and the closure of 13 locations during Fiscal 2002. The Nevada location was closed in March 2002.

     The goodwill impairment of $22.3 million is a write off of goodwill associated with the Mayor's acquisition. Management determined that the long-term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

     Other charges consist of one-time charges of $1.3 million for strategic cost reduction, $0.7 million for non-recurring legal fees associated with shareholder related matters, and $1.4 million related to severance.

EFFECTS OF INFLATION

     Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. The Company's sales volume and net income are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. The Company does not hedge its gold inventories. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

     The Company's selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

INTEREST RATE RISK

     The Company's credit facility accrues interest at floating rates, currently based upon LIBOR plus 4.00% or the bank's adjusted base rate plus 2.75%, at the Company's option. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company's earnings per share of a one-percentage point interest rate change on the outstanding balance as of February 2, 2002 would increase or decrease earnings per share by $.01 per share.

     The Company extends credit to its Mayor's customers under its own revolving charge plan with up to two-year payment terms. Finance charges are generally currently assessed on customers' balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company's finance charge income.

FORWARD-LOOKING STATEMENTS

     This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like "plans," "expects," "believes," "will," "anticipates," "intends," "projects," "estimates," "could," "would," "may," "planned," "goal," and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation, statements about the Company's strategies for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from those estimates. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various factors that are believed to be reasonable.

     The Company's accounting policies are more fully discussed in Note E to the financial statements. The Company has identified certain critical accounting policies below.

     Allowance for slow moving and obsolete inventory. The Company writes down its inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Accrued Restructuring Estimates. The Company has recorded a reserve for the early termination of the leases, legal fees and store closing costs for stores that are scheduled to be closed as discussed previously.

     The Company's accrual for lease liabilities could be materially affected by factors such as our ability to secure subleases, the creditworthiness of sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general health of the economy and resultant demand for commercial property.

     While management believes that the current estimates of discontinued operations liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     23
Consolidated Balance Sheets as of February 2, 2002 and
  February 3, 2001..........................................     24
Consolidated Statements of Operations for the Year Ended
  February 2, 2002, the Year Ended February 3, 2001, and the
  Year Ended January 29, 2000...............................     25
Consolidated Statements of Stockholders' Equity for the Year
  Ended February 2, 2002, the Year Ended February 3, 2001,
  and the Year Ended January 29, 2000.......................     26
Consolidated Statements of Cash Flows for the Year Ended
  February 2, 2002, the Year Ended February 3, 2001, and the
  Year Ended January 29, 2000...............................     27
Notes to Consolidated Financial Statements..................     28

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mayor's Jewelers, Inc
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Mayor's Jewelers, Inc. and its subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mayor's Jewelers, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company's recurring losses from continuing operations, the need to obtain a new or restructured credit facility, need for an additional capital infusion, and ability to successfully accomplish its restructuring plan raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As discussed in Note E(6) to the consolidated financial statements during the year ended January 29, 2000, the Company changed its method of accounting for certain direct and indirect costs related to inventory in prior years.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
May 3, 2002, except for the eighth and ninth paragraphs of Note B, as to which the date is May 17, 2002.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
ASSETS
Current Assets:
Cash and cash equivalents...................................   $  2,886      $  1,363
Accounts receivable (net of allowance for doubtful accounts
  of $1,487 and $1,403, respectively).......................     31,845        34,974
Inventories.................................................     80,716       107,674
Other current assets........................................      2,604        10,913
                                                               --------      --------
          Total current assets..............................    118,051       154,924
                                                               --------      --------
Property, net...............................................     25,455        42,651
Excess of cost over fair value of net assets acquired.......         --        24,204
Other assets................................................      1,083         2,273
                                                               --------      --------
          Total non-current assets..........................     26,538        69,128
                                                               --------      --------
          Total assets......................................   $144,589      $224,052
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................   $ 10,769      $ 14,039
Accrued expenses............................................      7,318        11,374
Accrued restructuring.......................................      8,574            --
Current portion of long term debt...........................     53,464            --
Net liabilities of discontinued operations..................         --         4,839
                                                               --------      --------
          Total current liabilities.........................     80,125        30,252
                                                               --------      --------
Long term debt..............................................         --        44,390
Other long term liabilities.................................      3,357         5,151
                                                               --------      --------
          Total long term liabilities.......................      3,357        49,541
                                                               --------      --------
Commitments and contingencies (Notes H, J and K)............         --            --
Stockholders' Equity:
Common stock, $.0001 par value, 50,000,000 shares
  authorized, 29,509,703 and 29,210,886 shares issued,
  respectively..............................................          3             3
Additional paid-in capital..................................    194,527       193,821
Accumulated deficit.........................................   (104,023)      (20,165)
Less: 9,983,954 shares of treasury stock, at cost...........    (29,400)      (29,400)
                                                               --------      --------
          Total stockholders' equity........................     61,107       144,259
                                                               --------      --------
          Total liabilities and stockholders' equity........   $144,589      $224,052
                                                               ========      ========

                See notes to consolidated financial statements.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                          FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                             2002          2001          2000
                                                          -----------   -----------   -----------
Net sales...............................................  $   163,700   $   181,256   $   157,629
Cost of sales...........................................      103,027       102,463        95,155
                                                          -----------   -----------   -----------
Gross profit............................................       60,673        78,793        62,474
Store operating and selling expenses....................       53,794        45,284        43,185
                                                          -----------   -----------   -----------
Store contribution......................................        6,879        33,509        19,289
General and administrative expenses.....................       14,632        16,186        16,505
Advertising and marketing expenses......................        8,810         8,595         3,538
                                                          -----------   -----------   -----------
Subtotal................................................      (16,563)        8,728          (754)
                                                          -----------   -----------   -----------
Restructuring, asset impairments and other charges......       28,214            --            --
Depreciation and amortization...........................        9,771         8,046         7,648
Goodwill impairment writedown...........................       22,265            --            --
                                                          -----------   -----------   -----------
                                                               60,250         8,046         7,648
                                                          -----------   -----------   -----------
Operating (loss) income.................................      (76,813)          682        (8,402)
Interest and other income...............................          174           213            90
Interest expense........................................       (3,788)       (3,450)       (2,619)
                                                          -----------   -----------   -----------
Loss from continuing operations before cumulative effect
  of a change in accounting principle and income
  taxes.................................................      (80,427)       (2,555)      (10,931)
Income taxes............................................        3,431            --            --
Cumulative effect of a change in accounting principle...           --            --        (2,173)
                                                          -----------   -----------   -----------
Loss from continuing operations.........................      (83,858)       (2,555)      (13,104)
Income from discontinued operations, net of income tax
  liability of $531.....................................           --            --         8,019
Gain from disposition of discontinued operations, net of
  income tax liability of $393..........................           --        13,552            --
                                                          -----------   -----------   -----------
Net (loss) income.......................................  $   (83,858)  $    10,997   $    (5,085)
                                                          ===========   ===========   ===========
Weighted average shares outstanding, basic and
  diluted...............................................   19,416,398    19,587,322    25,535,852
(Loss) earnings per share, basic and diluted:
  Continuing operations before cumulative effect of a
     change in accounting principle.....................  $     (4.32)  $     (0.13)  $     (0.43)
  Cumulative effect of a change in accounting
     principle..........................................           --            --         (0.09)
  Discontinued operations...............................           --          0.69          0.32
                                                          -----------   -----------   -----------
                                                          $     (4.32)  $      0.56   $     (0.20)
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                              COMMON               ADDITIONAL                 COMPREHENSIVE   COMPREHENSIVE
                              SHARES      COMMON    PAID-IN     ACCUMULATED      INCOME          INCOME       TREASURY
                            OUTSTANDING   STOCK     CAPITAL       DEFICIT        (LOSS)          (LOSS)        STOCK      TOTAL
                            -----------   ------   ----------   -----------   -------------   -------------   --------   --------
BALANCE AT JANUARY 30,
  1999....................  28,358,475      $3      $191,538     $ (26,077)                      $(1,778)     $      0   $163,686
Comprehensive income
  (loss):
  Net loss................          --      --            --        (5,085)     $  (5,085)            --            --     (5,085)
Foreign currency
  translation adjustment..          --      --            --            --          1,778          1,778            --      1,778
                                                                                ---------
                                                                                $  (3,307)
                                                                                =========
Purchase plan exercise....      76,261      --           216            --                            --            --        216
Issuance of common
  stock...................      22,898      --            56            --                            --            --         56
Treasury stock............  (8,078,798)     --            --            --                            --       (24,096)   (24,096)
                            ----------      --      --------     ---------                       -------      --------   --------
BALANCE AT JANUARY 29,
  2000....................  20,378,836       3       191,810       (31,162)                            0       (24,096)   136,555
Comprehensive income:
  Net income..............          --      --            --        10,997      $  10,997             --            --     10,997
                                                                                =========
Purchase plan exercise....      87,796      --           182            --                            --            --        182
Issuance of common
  stock...................     665,456      --         1,829            --                            --            --      1,829
Treasury stock............  (1,905,156)     --            --            --                            --        (5,304)    (5,304)
                            ----------      --      --------     ---------                       -------      --------   --------
BALANCE AT FEBRUARY 3,
  2001....................  19,226,932       3       193,821       (20,165)                            0       (29,400)   144,259
Comprehensive income
  (loss):
  Net loss................          --      --            --       (83,858)     $ (83,858)            --            --    (83,858)
                                                                                =========
Purchase plan exercise....      71,503      --           136            --                            --            --        136
Issuance of common
  stock...................     227,314      --           570            --                            --            --        570
                            ----------      --      --------     ---------                       -------      --------   --------
BALANCE AT FEBRUARY 2,
  2002....................  19,525,749      $3      $194,527     $(104,023)                      $     0      $(29,400)  $ 61,107
                            ==========      ==      ========     =========                       =======      ========   ========

                See notes to consolidated financial statements.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                              FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Cash received from customers..............................   $ 166,829     $ 172,164     $ 157,130
  Cash paid to suppliers and employees......................    (157,384)     (222,239)     (170,806)
  Interest and other income received........................         174           213            91
  Interest paid.............................................      (3,788)       (3,450)       (2,619)
  Income taxes paid.........................................        (662)          (58)         (262)
                                                               ---------     ---------     ---------
Net cash provided by (used in) continuing operations........       5,169       (53,370)      (16,466)
Net cash (used in) provided by discontinued operations......      (4,839)       58,563        51,543
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................         330         5,193        35,077
                                                               ---------     ---------     ---------
Cash flows from investing activities:
  Investment in Mayor's, net of cash acquired...............          --           423        (2,686)
  Capital expenditures......................................      (6,400)      (20,214)       (8,373)
                                                               ---------     ---------     ---------
Net cash used in investing activities.......................      (6,400)      (19,791)      (11,059)
                                                               ---------     ---------     ---------
Cash flows from financing activities:
  Borrowings under line of credit...........................     184,607       461,950       501,703
  Line of credit repayments.................................    (175,533)     (441,984)     (503,689)
  Purchase of treasury stock................................          --        (5,304)      (24,096)
  Proceeds from sale of employee stock plans................         705         2,011           272
  Cash paid from due to Mayor's prior shareholders..........          --        (5,095)       (1,050)
  Payment of commitment fee.................................          --            --           (75)
  Other.....................................................      (2,186)        3,334           436
                                                               ---------     ---------     ---------
Net cash provided by (used in) financing activities.........       7,593        14,912       (26,499)
                                                               ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents........       1,523           314        (2,481)
Cash and cash equivalents at beginning of year..............       1,363         1,049         3,530
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of year....................   $   2,886     $   1,363     $   1,049
                                                               =========     =========     =========
Reconciliation of net (loss) income to net cash provided by
  operating activities:
Net (loss) income...........................................   $ (83,858)    $  10,997     $  (5,085)
Deduct gain/income from discontinued operations.............          --       (13,552)       (8,019)
                                                               ---------     ---------     ---------
Loss from continuing operations.............................     (83,858)       (2,555)      (13,104)
                                                               ---------     ---------     ---------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................       9,771         8,046         7,648
  Deferred tax asset write-off..............................       2,769            --            --
  Provision for doubtful accounts...........................       3,035         1,403         1,274
  Goodwill impairment writedown.............................      22,265            --            --
  Closing stores asset writedown............................      11,300            --            --
  Building and related assets writedown.....................       4,897            --            --
  Cumulative effect of change in accounting principle.......          --            --         2,173
(Increase) decrease in assets:
  Accounts receivable.......................................          95       (10,493)       (1,773)
  Inventories...............................................      26,958       (29,034)      (10,665)
  Other assets..............................................       3,958        (8,702)         (492)
Increase (decrease) in liabilities:
  Accounts payable..........................................      (3,270)      (10,348)       (1,359)
  Accrued expenses..........................................      (1,325)       (1,687)         (168)
  Accrued restructuring.....................................       8,574            --            --
                                                               ---------     ---------     ---------
Net cash provided by (used in) continuing operations........       5,169       (53,370)      (16,466)
Net cash (used in) provided by discontinued operations......      (4,839)       58,563        51,543
                                                               ---------     ---------     ---------
Net cash provided by operating activities...................   $     330     $   5,193     $  35,077
                                                               =========     =========     =========

                See notes to consolidated financial statements.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               FISCAL YEARS ENDED
            FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

A. NATURE OF BUSINESS:

     Mayor's Jewelers, Inc. and subsidiaries ("Mayor's" or the "Company") is primarily engaged in the sale of jewelry, watches and other consumer products, operating Mayor's luxury jewelry stores. The Company operates 40 locations in South and Central Florida, metropolitan Atlanta, Georgia, Chicago, Illinois, metropolitan Washington DC, Scottsdale, Arizona, Troy, Michigan, Dallas, Texas and Newport Beach and Sacramento, California.

     The Company's consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-two weeks ended February 2, 2002, the fifty-three weeks ended February 3, 2001 and the fifty-two weeks ended January 29, 2000 are referred to herein as Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

B. BASIS OF PRESENTATION AND MANAGEMENT PLANS:

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and is dependent on equity and debt financing to sustain its operations and to execute its Restructuring Plan in Fiscal 2002. Additionally, certain of the Company's vendors have expressed some concerns about the Company's current financial condition. Rolex, a vendor which accounted for approximately 24% of the Company's total net sales in Fiscal 2001, has informed the Company that its account has been put on "hold status." In the event Rolex does not lift the hold and begin accepting new orders for Rolex or if Rolex, or any other such vendors, terminates its distribution agreement with the Company, it would have a material adverse affect on the Company's business, financial condition and operating results. These conditions indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking several actions in its attempts to alleviate this situation.

MANAGEMENT'S PLANS

     The multi-faceted Restructuring Plan includes, among other significant initiatives, seeking an infusion of new debt and equity including the possibility of, the refinancing of the Company's current bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs. See Note C for costs associated with the Restructuring Plan.

     The stores targeted for closure include eleven properties outside of the Company's core Florida and Georgia marketplace, as well as two stores in Florida. The closing of these stores marks a significant retrenchment of the Company's recent expansion strategy into states where Mayor's does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation include certain unproductive inventories, the Company's headquarters building and associated real estate in Sunrise, Florida, fixed assets in the stores targeted for closure and certain other assets.

     As part of its Restructuring Plan the Company is in the process of seeking additional capital. The effort includes but is not limited to a possible refinancing of the Company's existing bank debt and a potential infusion of new debt and equity from a third party investor.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

     Consistent with that effort, the Company has executed a term sheet with Fleet Retail Finance and Back Bay Capital for a three year $80 million revolving facility. The financing is subject to certain conditions, including but not limited to certain lease payment termination provisions related to the Restructuring Plan, due diligence, document preparation and negotiation of financial covenants. Further, the Company has executed an amendment whereby the Company's existing $80 million bank facility has been continued until May 30, 2002. See Note H for the terms of the existing bank facility.

     Additionally, on May 17, 2002, Mayor's executed a non-binding agreement in principle (the "Agreement") with Henry Birks & Sons Holdings Inc. of Canada ("Birks"). The Agreement provides for Birks to invest in or cause to be provided to Mayor's $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into a majority interest in the common stock of Mayor's on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor's. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis).

     Mayor's and Birks will enter into a series of agreements through which Birks will provide management, merchandising and sales support to Mayor's. Completion of the transaction is subject to certain conditions, including without limitation, execution of definitive agreements and the affirmative vote of the stockholders of Mayor's at a meeting of stockholders to be held as soon as practicable. Pending the closing, Birks will provide consulting services to Mayor's pursuant to a consulting agreement.

     No assurance, however, can be given that the Company will be successful in refinancing the revolving credit facility or closing such a transaction with Birks.

C. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 were dominant factors in contributing to the Company's poor operating performance in Fiscal 2001. The results have drained the Company of significant amounts of capital which in turn has required Mayor's to restructure itself in an effort to position the Company for future profitability. Accordingly, the Company recently has embarked on a multi-faceted restructuring plan (the "Restructuring Plan"). The Restructuring Plan was adopted in the fourth quarter of Fiscal 2001 to terminate redundant employees, close underperforming stores and dispose of certain non performing assets. The Restructuring Plan is expected to be completed by the end of the second quarter of 2002.

     A summary of the charges recorded in Fiscal 2001 is as follows (in thousands):

Restructuring...............................................  $ 8,574
Write-down of assets........................................   16,196
Other charges...............................................    3,444
                                                              -------
                                                               28,214
Goodwill impairment write-off...............................   22,265
                                                              -------
                                                              $50,479
                                                              =======

     The restructuring costs include employee severance costs of approximately $.9 million and total costs to exit stores including lease termination and professional fees of $7.7 million. As of February 2, 2002, an accrual of $8.6 million remained for restructuring costs expected to be paid in Fiscal 2002. The write-down of assets includes $11.3 million for the write-down of leasehold improvements and assets related to the closing locations and $4.9 million for the write-down of the corporate headquarters building and related assets to reflect their estimated fair value determined by comparable market information. These assets will be taken out of service at the time properties are vacated and consequently will not be depreciated further after they are vacated.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

Depreciation expense related to these assets was approximately $2.7 million annually. The Restructuring Plan included the elimination of approximately 207 positions in the field as well as Mayor's former chief executive officer and the closure of 13 locations during Fiscal 2002. The Nevada location was closed in March, 2002.

     The goodwill impairment of $22.3 million is a write off of goodwill associated with the Mayor's acquisition. Management determined that the long term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

     Other charges consists of one-time charges of $1.3 million for strategic cost reduction, $.7 million for non-recurring legal fees associated with shareholder related matters and $1.4 million related to severance.

D. DISCONTINUED OPERATIONS:

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

     Sam's Division is therefore accounted for as a discontinued operation due to the expiration on February 1, 2001. In connection therewith, the Company recorded a gain from disposition of $13.6 million, net of a tax liability of $393,000, in Fiscal 2000. Sam's Division sales for Fiscal 2000 and Fiscal 1999 were $227.3 million and $277.6 million, respectively. Income (loss) from discontinued operations for Fiscal 2000 and Fiscal 1999 were ($1.6) million and $26.4 million, respectively. The net liabilities of the discontinued operations for Fiscal 2000 included $4.7 million in accounts payable and $187,000 in other liabilities.

E. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Mayor's Jewelers, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

     (5) Accounts Receivable -- Accounts receivable arise primarily from customers' use of the Mayor's credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. Finance charge income for Fiscal 2001 was $3.6 million, Fiscal 2000 was $3.0 million and Fiscal 1999 was $2.1 and is recorded as net sales in the accompanying Consolidated Statements of Operations.

     Certain sales plans of Mayor's provide for revolving lines of credit under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of February 2, 2002 that is

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
not scheduled to be collected during the year ending February 1, 2003 is approximately $12.8 million or 44% of Mayor's chargecard receivable.

     (6) Inventories -- The Mayor's inventories are valued at last-in, first-out ("LIFO") cost which is not in excess of market. Under the first-in, first-out ("FIFO") cost method of accounting, the Mayor's LIFO inventories would have been substantially the same as what is reported at February 2, 2002. The Company records reserves for lower of cost or market, damaged goods, and slow-moving inventory.

     Costs incurred in acquiring, receiving, preparing and distributing inventory to the point of being ready for sale were included in inventories prior to Fiscal 1999. The amount of these costs included in inventory as of January 29, 2000 was approximately $2.2 million. During Fiscal 1999, the Company changed its methodology from capitalizing such costs in the inventory balance to expensing these costs as incurred. As a result of this change in accounting principle, the Company recognized a $2.2 million charge.

     (7) Property -- Property is stated at cost net of accumulated deprecation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

                                                               ESTIMATED
ASSET                                                         USEFUL LIFE
-----                                                         -----------
Building....................................................   30 years
Furniture and fixtures......................................    5 years
Automobiles and trucks......................................    3 years
Computer hardware and software..............................    3 years

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

     (10) Cost in Excess of Fair Value of Assets Acquired ("Goodwill") -- The Company on an ongoing basis evaluates the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill resulting from the Mayor's acquisition was written-off in full during Fiscal 2001 due to management having determined that the long term cash flows did not support the carrying value and is included in operating loss in the Consolidated Statement of Operations. Accumulated amortization as of February 3, 2001 was $4.0 million.

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

     (12) Deferred Financing Costs -- The Company amortizes deferred financing costs incurred in connection with its financing agreements using the effective interest method over the related period. Such deferred costs are included in other assets in the accompanying Consolidated Balance Sheets.

     (13) Advertising Costs -- Advertising costs are charged to expense as incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
portion of certain advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $8.8 million, $8.6 million and $3.5 million in Fiscal 2001, 2000 and 1999, respectively.

     (14) Pre-opening Expenses -- Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

     (15) Comprehensive Income (Loss) -- Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     (16) Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

     (17) Newly Issued Accounting Standards -- In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 amends SFAS 133 "Accounting for Derivative Instruments for Hedging Activities" by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was amended in June 2000 by SFAS No. 138 for certain derivative instruments and hedging activities as indicated by SFAS 138. The effect of adopting SFAS 133 did not have a significant effect on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Mayor's will adopt SFAS No. 142 in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on Mayor's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Mayor's will adopt SFAS No. 144 in the first quarter of 2002. The impact of such adoption is not anticipated to have a material effect on Mayor's financial statements.

     (18) Earnings (Loss) Per Share -- Earnings (loss) per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is not presented as the assumed conversion of options and warrants would be anti-dilutive and as a result, such presentation is not warranted.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

F. INVENTORIES:

     Inventories are summarized as follows:

                                                        FEBRUARY 2, 2002         FEBRUARY 3, 2001
                                                      ---------------------   ----------------------
                                                      COMPANY     HELD ON     COMPANY      HELD ON
                                                       OWNED    CONSIGNMENT    OWNED     CONSIGNMENT
                                                      -------   -----------   --------   -----------
                                                               (AMOUNTS SHOWN IN THOUSANDS)
Precious and semi-precious gem jewelry-related
  merchandise (and associated gold):
  Raw materials.....................................  $   656     $   --      $    636     $    --
  Finished goods....................................   54,829      7,699        67,551      15,827
Watches.............................................   22,462        115        35,810         551
Other consumer products.............................    2,769         61         3,677         469
                                                      -------     ------      --------     -------
                                                      $80,716     $7,875      $107,674     $16,847
                                                      =======     ======      ========     =======

G. PROPERTY:

     The components of property are as follows:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
                                                                  (AMOUNTS SHOWN IN
                                                                     THOUSANDS)
Land........................................................   $  3,248      $  3,248
Buildings and improvements..................................      3,799         8,259
Furniture and fixtures......................................     14,904        25,410
Leasehold improvements......................................     29,948        32,901
Automobiles and trucks......................................        225           347
                                                               --------      --------
                                                                 52,124        70,165
Less accumulated depreciation...............................    (26,669)      (27,514)
                                                               --------      --------
                                                               $ 25,455      $ 42,651
                                                               ========      ========

     Depreciation expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was approximately $7.4 million, $5.8 million and $5.7 million, respectively.

     During Fiscal 2001, certain capital assets were impaired in connection with the Company's restructuring plan (see Note C) resulting in a charge to operations and a write-down of fixed assets of approximately $16.2 million.

H. LONG-TERM DEBT:

     The Company currently has an $80 million working capital facility with a bank group that expires on July 28, 2003 and is collateralized by substantially all of the Company's assets. Availability under this facility is determined based upon a percentage formula applied to inventory and accounts receivable. This working capital facility was amended in September 2001 after the Company's second quarter of Fiscal 2001 operating performance caused it to fail to comply with certain financial covenants of the facility. At that time the facility was amended to waive all financial covenants for the second quarter as well as for the remainder of Fiscal 2001. As consideration for this amendment, the Company agreed to increase the interest margin from LIBOR plus 2.25% to LIBOR plus 4.00%. The rate on the facility as of February 2, 2002 was 5.9%. Further, as conditions for the amendment, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to provide the bank group with an $8 million cushion on the lesser of

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
collateral availability or the $80 million cap provided for by the facility. Based on this, the Company had a $59.8 million borrowing capacity at February 2, 2002. This amendment had an original expiration of April 30, 2002. However, on April 30, 2002, the Company executed an additional amendment to extend the deadline for restructuring the facility from April 30, 2002 to May 30, 2002. At February 2, 2002, the Company had approximately $53.5 million outstanding under its facility which is classified as a current liability and had $.7 million in letters of credit outstanding.

     The Company presented its restructuring plan to its bank group on April 9, 2002. The plan outlined several initiatives including the need to fund the exit from unprofitable stores, current operating losses and the purchases of inventories needed to remerchandise the stores in its core Florida and Georgia markets. The plan also indicated that the sources of capital for these funding requirements would come from selling the Company's headquarters, from liquidating restricted cash assets and from outside additional debt and equity capital. Accordingly, the Company has asked for and received from the bank group an amendment to extend the deadline from April 30, 2002 to May 30, 2002 for restructuring the working capital facility. The Company currently is in negotiation with outside capital resources to participate in the funding of this requirement and management believes that it will be successful in reaching an agreement by the May 30th deadline; however, no assurance can be made that management will succeed in its efforts. Failure to do so will not allow the Company to execute its restructuring plan. Further, it will most probably prohibit the Company from being able to sustain Fiscal 2002 debt service and working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     The Company continues to work on the refinancing of a senior revolving facility (see Note B), depending upon certain future developments. Until the time a refinancing is in place, the Company will continue to operate under an amendment to its existing working facility and may seek extensions of such amendment. There can be no assurances that the Company will be successful in its refinancing efforts.

     Information concerning the Company's short-term borrowings follows. Under the credit facility, borrowings that exceed $50 million are considered short term. As of February 3, 2001, there were no short-term borrowings.

                                                              YEAR ENDED   YEAR ENDED
                                                               FEB. 2,      FEB. 3,
                                                                 2002         2001
                                                              ----------   ----------
                                                                 (DOLLARS SHOWN IN
                                                                    THOUSANDS)
Maximum borrowings outstanding during the period............   $70,993      $24,807
Average outstanding balance during the period...............   $38,829      $ 3,401
Weighted average interest rate for the period...............       7.0%         8.6%

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

I. INCOME TAXES:

     The significant items comprising the Company's net deferred taxes as of February 2, 2002 and February 3, 2001 are as follows:

                                                              FEBRUARY 2, 2002   FEBRUARY 3, 2001
                                                              ----------------   ----------------
                                                                 (AMOUNTS SHOWN IN THOUSANDS)
Deferred Tax Liabilities:
  Purchase accounting differences in basis of inventories         $ 8,987            $ 8,987
     acquired...............................................
  Foreign income subject to tax net of available credits....           --              1,793
                                                                  -------            -------
                                                                    8,897             10,780
                                                                  -------            -------
Deferred Tax Assets:
  Difference between book and tax basis of property.........        9,132                649
  Sales returns and doubtful accounts allowances not                  765                677
     currently deductible...................................
  Inventory reserves not currently deductible...............        2,289              3,723
  Federal net operating loss and tax credit carryforward....       13,065              5,137
  State net operating loss carryforward.....................        1,000                815
  Other reserves not currently deductible...................        4,561              2,199
  Change in accounting principle............................          839                839
  Foreign income subject to tax net of available credits....          780                 --
                                                                  -------            -------
                                                                   32,431             14,039
                                                                  -------            -------
  Net deferred tax asset before valuation allowance.........       23,444              3,259
  Valuation allowance.......................................       23,444                490
                                                                  -------            -------
Net deferred tax asset......................................      $     0            $ 2,769
                                                                  =======            =======

     The components of the provision (benefit) for income taxes consists of the following:

                                                              FEBRUARY 2, 2002
                                                              ----------------
                                                                  (AMOUNTS
                                                                  SHOWN IN
                                                                 THOUSANDS)
Current Tax:
  Federal...................................................       $  732
  State.....................................................          (70)
                                                                   ------
                                                                      662
                                                                   ------
Deferred Tax:
  Federal...................................................        2,769
                                                                   ------
                                                                    2,769
                                                                   ------
Total provision for income taxes............................       $3,431
                                                                   ======

     The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for the reasons summarized below:

                                                                 YEAR ENDED
                                                              FEBRUARY 2, 2002
                                                              ----------------
                                                                    RATE
                                                              ----------------
Statutory rate..............................................        34.0%
Increase in valuation allowance.............................       (31.7)%
Nondeductible intangible amortization.......................       (10.2)%
Other.......................................................         3.6%
                                                                   -----
                                                                    (4.3)%
                                                                   =====

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

     The Company has a federal net operating loss carryforward of approximately $3.3 million and state net operating loss carryforward of approximately $21.6 million. The amount of Mayor's NOL included in the $3.3 million is approximately $1.4 million, of which, due to Section 382 limitations, the Company can utilize each year approximately $1.5 million. The federal net operating loss carryforward expires beginning in 2010 through 2020 and the state net operating loss carryforward expires beginning in 2005 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

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

     Mayor's 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company's financial condition, results of operations and cash flow, if any, cannot be ascertained at this time.

J. COMMITMENTS AND CONTINGENCIES:

     In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at $3.25 to $4.00 per share which expire May 1, 2005.

     Operating Leases. The Company leases all of its Mayor's division retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. The Company also has non-cancelable operating leases for copiers, postage machines, and computer equipment. At February 2, 2002, the Company was obligated for the following minimum annual rentals under non-cancelable operating leases (excluding the leases related to the stores included in the Restructuring Plan):

                                                                AMOUNTS
FISCAL                                                        IN THOUSANDS
YEAR--                                                        ------------
2002........................................................    $ 6,127
2003........................................................      5,957
2004........................................................      5,444
2005........................................................      5,135
2006........................................................      4,920
Thereafter..................................................     14,838
                                                                -------
                                                                $42,440
                                                                =======

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

     As of February 2, 2002, the minimum annual rentals related to the stores included in the Restructuring Plan are:

                                                                AMOUNTS
FISCAL                                                        IN THOUSANDS
YEAR--                                                        ------------
2002........................................................    $ 3,756
2003........................................................      3,759
2004........................................................      3,759
2005........................................................      3,784
2006........................................................      3,731
Thereafter..................................................     17,175
                                                                -------
                                                                $35,965
                                                                =======

     Rent expense for the Mayor's stores was approximately $11.8 million including $1.0 million of contingent rent for Fiscal 2001, $9.6 million including $1.8 million of contingent rent for Fiscal 2000 and $7.7 million including $2.4 million of contingent rent for Fiscal 1999.

K. LEGAL PROCEEDINGS:

     The Company is involved in litigation arising from the normal course of business. The Company believes the facts and the law support its position and those matters should not materially affect the Company's financial position; however, there can be no assurance as to the final result of legal matters.

L. EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

     As of February 2, 2002 the Company had 1,310,039 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

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

     A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 71,503, 87,796 and 76,261 shares were issued during the Fiscal years 2001, 2000 and 1999.

PROFIT SHARING PLANS

     In December 1992, the Board of Directors approved the Jan Bell Marketing, Inc. 401(k) Profit Sharing Plan & Trust (the "Plan"), which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a cash contribution of 25% of the employee's pretax contribution, up to 4% of the employee's

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES
compensation, in any calendar year. The employer match for Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $133,086, $187,587 and $202,094, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards granted in Fiscal 2001, Fiscal 2000 and Fiscal 1999 under these plans, the Company's net earnings and earnings per share would have been reduced to the proforma amounts presented below:

                                                               FISCAL     FISCAL      FISCAL
                                                                2001       2000        1999
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
Net (loss) income:
  As reported:
     Continuing operations..................................  $(83,858)   $(2,555)   $(13,104)
     Discontinued operations................................        --     13,552       8,018
                                                              --------    -------    --------
                                                              $(83,858)   $10,997    $ (5,085)
                                                              ========    =======    ========
  Proforma:
     Continuing operations..................................  $(86,662)   $(3,481)   $(15,786)
     Discontinued operations................................        --     13,552       8,019
                                                              --------    -------    --------
                                                              $(86,662)   $10,071    $ (7,767)
                                                              ========    =======    ========
(Loss) income per share
  As reported basic and diluted:
     Continuing operations..................................  $  (4.32)   $ (0.13)   $  (0.52)
     Discontinued operations................................        --       0.69        0.32
                                                              --------    -------    --------
                                                              $  (4.32)   $  0.56    $  (0.20)
                                                              ========    =======    ========
  Proforma basic and diluted:
     Continuing operations..................................  $  (4.46)   $ (0.18)   $  (0.62)
     Discontinued operations................................        --       0.69        0.32
                                                              --------    -------    --------
                                                              $  (4.46)   $  0.51    $  (0.30)
                                                              ========    =======    ========

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 2001, Fiscal 2000 and Fiscal 1999: expected volatility of 59%, 59% and 84%, respectively, risk-free interest rate of 4.50%, 4.70% and 6.58%, respectively, expected lives of approximately five years and a dividend yield of zero for all three fiscal years presented. The weighted average fair values of options granted during Fiscal 2001, Fiscal 2000 and Fiscal 1999 were $2.83, $2.94 and $3.03, respectively.

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

     The following is a summary of the activity in the option plans during Fiscal 2001, Fiscal 2000 and Fiscal 1999:

                                                            FISCAL 2001            FISCAL 2000            FISCAL 1999
                                                        --------------------   --------------------   --------------------
                                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                                    AVERAGE                AVERAGE                AVERAGE
                                                                    EXERCISE               EXERCISE               EXERCISE
                                                         SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                        ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year......................  7,088,799    $4.01     7,118,216    $4.35     6,918,124    $4.43
Granted...............................................    967,000     2.78     1,388,500     2.62       367,500     2.95
Canceled..............................................   (910,048)    4.98      (752,461)    5.80      (144,510)    4.82
Exercised.............................................   (227,314)    2.50      (665,456)    2.75       (22,898)    2.46
                                                        ---------    -----     ---------    -----     ---------    -----
Outstanding at end of year............................  6,918,437    $3.76     7,088,799    $4.01     7,118,216    $4.35
                                                        =========    =====     =========    =====     =========    =====

     A summary of the status of the option plans as of February 2, 2002 is presented below:

                                 OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                ----------------------   ----------------------
                                 WEIGHTED
                                    AVG
                                 REMAINING    WEIGHTED                 WEIGHTED
   RANGE OF                     CONTRACTUAL   AVERAGE                  AVERAGE
   EXERCISE         NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
    PRICES        OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
   --------       -----------   -----------   --------   -----------   --------
$ 1.01 - $ 2.05      363,000        9.8        $ 1.50             0     $ 0.00
$ 2.06 - $ 2.08       85,000        4.7        $ 2.06        85,000     $ 2.06
$ 2.09 - $ 3.09    3,668,807        2.3        $ 2.52     3,246,499     $ 2.53
$ 3.10 - $ 4.64    1,381,949        6.1        $ 3.89       683,956     $ 3.94
$ 4.65 - $ 6.95      926,000        3.0        $ 5.49       926,000     $ 5.49
$ 6.96 - $10.43      244,015        0.6        $ 9.12       244,015     $ 9.12
$10.44 - $14.10      249,666        2.9        $13.38       249,666     $13.38
---------------    ---------        ---        ------     ---------     ------
$ 1.01 - $14.10    6,918,437        3.5        $ 3.76     5,435,136     $ 4.00
===============    =========        ===        ======     =========     ======

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

                    MAYOR'S JEWELERS, INC. AND SUBSIDIARIES

N. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                           THIRTEEN WEEKS ENDED
                                                  ---------------------------------------
                                                  MAY 5,    AUG. 4,   NOV. 3,    FEB. 2,
                                                   2001      2001       2001       2002
                                                  -------   -------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.......................................  $36,211   $35,229   $ 33,881   $ 58,378
Gross Profit....................................   14,914    13,180     12,757     19,821
Net loss........................................   (7,366)   (8,292)   (10,812)   (57,390)
Basic loss per Common Share.....................    (0.38)    (0.43)     (0.55)     (2.94)
Diluted loss per Common Share...................    (0.38)    (0.43)     (0.55)     (2.94)

                                                      THIRTEEN WEEKS           FOURTEEN
                                                           ENDED             WEEKS ENDED
                                                    -------------------   ------------------
                                                    APR. 29,   JUL. 29,   OCT. 28,   FEB. 3,
                                                      2000       2000       2000      2001
                                                    --------   --------   --------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.........................................  $35,292    $39,950    $36,615    $69,399
Gross Profit......................................   14,478     17,229     15,256     31,831
Net income (loss).................................   (3,281)      (992)    (4,987)    20,258
Basic earnings (loss) per Common Share............    (0.16)     (0.05)     (0.26)      1.06
Diluted earnings (loss) per Common Share..........    (0.16)     (0.05)     (0.26)      1.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. OFFICERS AND DIRECTORS

     The following table sets forth the names, ages and positions of the Company's directors and officers.

                                                                                        DIRECTOR
NAME                AGE   PRINCIPAL OCCUPATION                                           SINCE
----                ---   --------------------                                          --------
Joseph Cicio.....   57    Chief Executive Officer                                          N/A
David Boudreau...   43    Chief Financial Officer, Senior Vice President of Finance       2000
                          and Treasurer and Director
Marc Weinstein...   46    Chief Operating Officer, Senior Vice President of Operations    2000
                          and Director
Albert Rahm, II..   48    Vice President of Stores                                         N/A
Aida Alvarez.....   39    Vice President of Merchandising and Marketing                    N/A
Gregg Bedol......   46    Director, Chief Executive Officer and President of Bedol        1996
                          Retail Ventures, Inc.
Thomas Epstein...   43    Director, Private Investor and Financial Consultant             1995
Margaret
  Gilliam........   63    Director, President of Gilliam & Co.                            1998
Avigdor Kaplan...   62    Director, President of Clal Insurance Group                     2001
Peter Offermann..   57    Chairman of the Board of Directors, President of Offermann      1996
                          Financial, Inc.
Robert G.
  Robison........   49    Director, Partner, Morgan, Lewis & Bockius LLP                  1996

BIOGRAPHICAL INFORMATION

 JOSEPH CICIO

     Mr. Cicio is the Chief Executive Officer of the Company. Prior to joining the Company, Mr. Cicio was a Retail Merchandising and Marketing Consultant from spring 2000 through February 2002. From December 1997 through September 2001, Mr. Cicio served as President of Retail Development for Sun International. From June 1996 through June 1997, he was President of Retail Development for Donna Karan International. From February 1995 through June 1996, Mr. Cicio was Co-Chairman, Chief Executive Officer and Chief Merchandising Officer of the Randy Kemper Corporation, a manufacturer of women's designer sportswear. From March 1992 through February 1995, Mr. Cicio held executive positions with I. Magnim Department Stores. From February 1976 through March 1992 he held a variety of executive and management positions with R.H. Macys & Co., Inc.

 DAVID BOUDREAU

     Mr. Boudreau is the Chief Financial Officer and Senior Vice President of Finance and Treasurer of the Company. Prior to becoming Chief Financial Officer of the Company in 1997, Mr. Boudreau was Senior Vice President of Finance from 1994 through 1997 and Senior Vice President of Special Projects from 1989 through 1994. He joined the company as Controller and Treasurer in 1986 after working with the Company as an outside staff accountant from 1983 through 1986. He has been a Director of the Company since 2000.

 MARC WEINSTEIN

     Marc Weinstein has been employed as the Chief Operating Officer and Senior Vice President of the Company since July 1996. Prior to joining the Company, Mr. Weinstein spent approximately 19 years with the Burger King Corporation. During his tenure at Burger King, he gained extensive retailing, operations and human resource knowledge on both a domestic and international basis while holding a multitude of positions such as Vice President Managing Director of Europe, Vice President of Operations and Vice President of Human Resources. He has been a Director of the Company since 2000.

 ALBERT RAHM, II

     Mr. Rahm has been the Vice President of Stores of the Company since January 2000. From April 1991 through January 2000, Mr. Rahm served as an Assistant Manager, a Manager and a Regional Vice President for the Company. Prior to joining the Company in April 1991, Mr. Rahm owned and operated three retail jewelry stores for a fourteen-year period in Shreveport, Louisiana.

 AIDA ALVAREZ

     Ms. Alvarez has been the Vice President of Merchandising and Marketing for the Company since February 2001. From August 1989 through February 2001, Ms. Alvarez served as General Merchandise Manager, Divisional Merchandise Manager and Head Watch Buyer for the Company.

 GREGG BEDOL

     Mr. Bedol has worked to help retailers improve profitability through application of advanced technologies and operational improvements for more than twenty years. He is the founder and Chief Executive Officer of Bedol Retail Ventures, Inc., a retail consulting firm and umbrella company that holds investments in other businesses that have served the retail industry since 1991. From 1997 through 2001, Mr. Bedol served as Chief Executive Officer of RetailOps LLC. Mr. Bedol has retail consulting experience at several organizations, including the predecessor of Accenture. He has been a Director of the Company since 1996.

 THOMAS EPSTEIN

     Mr. Epstein has been a private investor and financial consultant since 1990. Mr. Epstein was affiliated with Zaleski, Sherwood & Co., Inc. from April 1986 to September 1990. From 1980 to 1986, Mr. Epstein was employed by Bankers Trust Company in various capacities, including Vice President. Mr. Epstein was chairman of the Board of Directors of GSS/Array Technology Public Co., Ltd. until July 2001. He has been a Director of the Company since 1995.

 MARGARET GILLIAM

     Ms. Gilliam is the founder and President of Gilliam & Co., a company that advises potential investors on both public and private investments and advises businesses on strategic initiatives. From 1975 through 1997, Ms. Gilliam oversaw investment research in the retail and soft goods industries. Her most recent position in this field was as Director-Equity Research at Credit Suisse First Boston. She has also held similar positions with other financial service organizations such as Goldman, Sachs & Company. Ms. Gilliam is a director of Horizon Group Properties, a real estate entity specializing in outlet malls, Harold's Stores, a fashion retailer, and the Walking Company, a specialty footwear and accessory retailer. She is also a Director of Family Counseling Service in Westhampton Beach, New York and Friends of McGill University. She has been a Director of the Company since 1998.

 AVIGDOR KAPLAN

     Since 1997, Mr. Kaplan has been the President of Clal Insurance Group and served as Chairman of the Board of various subsidiary companies within Clal Insurance Group. From 1992 to 1997, Mr. Kaplan served as Director General of Kupat-Holim "Sick (Health/Welfare) Fund" and also served as Chairman of the Board of various subsidiaries for the Fund. Mr. Kaplan has been a Director of the Company since 2001.

 PETER OFFERMANN

     Since May 1994, Mr. Offermann has been the President of Offermann Financial, Inc., a financial consulting firm providing strategic financial advice. Mr. Offermann is also the Chairman and Chief Executive

Officer of ATC Group Services, Inc., an environmental consulting company. From 1999 to February 2002, he served as a Director of Philip Services Corporation. From 1994 to 1999 Mr. Offermann was Executive Vice President and Chief Financial Officer of TLC Beatrice. From 1968 through May 1994, he served in a number of positions with Bankers Trust Company and its affiliates, including as Managing Director of BT Investment Partners, Inc. from October 1992 through May 1994, Managing Director of BT Securities Corporation from October 1991 through October 1992, and Managing Director of Bankers Trust Company from 1986 through 1991. Mr. Offermann serves as a director of National Auto Finance, Inc. He has been a Director of the Company since 1996 and Chairman of the Board since February 28, 2002.

 ROBERT G. ROBISON

     Mr. Robison has been a partner of the law firm of Morgan, Lewis & Bockius LLP since 1991. He has been a Director of the Company since 1996.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT")

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of voting common stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 2, 2002("Fiscal 2001"), all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company to the Chief Executive Officer and to each of the three other most highly compensated executive officers (the

"Named Executive Officers") of the Company during Fiscal 2001 and during each of the past three fiscal years:

SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                ANNUAL COMPENSATION       COMPENSATION
                                             --------------------------      AWARDS         ALL OTHER
                                             FISCAL   SALARY     BONUS      OPTIONS      COMPENSATION(1)
        NAME AND PRINCIPAL POSITION           YEAR      ($)       ($)         (#)              ($)
        ---------------------------          ------   -------   -------   ------------   ---------------
Isaac Arguetty(2)..........................   2001    360,000         0      80,000           15,785
  Former Chairman of the Board                2000    360,000   517,601           0           15,785
  and Chief Executive Officer                 1999    360,000   376,088           0           15,780

David Boudreau.............................   2001    220,000         0      40,000           16,942
  Chief Financial Officer, Senior Vice        2000    220,000   125,004      50,000           16,942
  President of Finance and Treasurer          1999    220,000   101,655           0           16,098

Marc Weinstein.............................   2001    200,000         0      40,000           15,000
  Chief Operating Officer and                 2000    200,000   113,640      50,000           15,000
  Senior Vice President of Operations         1999    200,000    92,413           0           43,050(3)

Richard Bowers(4)..........................   2001    143,500         0      30,000          256,757(5)
  Former General Counsel, Senior              2000    180,000    91,923      30,000           15,000
  Vice President of Legal                     1999    175,000    61,250      30,000           15,000

---------------

(1) Except as otherwise explained, the amounts set forth in this column for each individual represent payments of annual premiums by the Company for whole life insurance policies or financial investments provided to executive officers.
(2) February 28, 2002, Mr. Arguetty's employment as Chief Executive Officer was terminated by the Company. On May 6, 2002, Mr. Arguetty resigned as a Director of the Company.
(3) Includes a $31,800 reimbursement for a club membership used for business development purposes.
(4) Mr. Bowers was employed as the General Counsel and Senior Vice President of Legal until November 9, 2001.
(5) Includes payment of $245,507 in severance benefits under the terms of Mr. Bowers' employment agreement.

     Shown below is further information regarding employee stock options awarded during Fiscal 2001 under the 1991 Stock Option Plan to the Named Executive Officers. No stock appreciation rights were awarded during Fiscal 2001.

OPTION GRANTS IN LAST FISCAL YEAR

                                    NUMBER OF     PERCENT OF TOTAL
                                    SECURITIES    OPTIONS/SARs(1)
                                    UNDERLYING       GRANTED TO       EXERCISE OR                  GRANT DATE
                                   OPTIONS/SARs      EMPLOYEES            BASE        EXPIRATION    PRESENT
                                   GRANTED (#)     IN FISCAL YEAR    PRICE(2) ($SH)      DATE       VALUE(3)
                                   ------------   ----------------   --------------   ----------   ----------
Isaac Arguetty...................     80,000           7.9%               1.49         10/26/11     226,400
David Boudreau...................     40,000           4.0%               1.49         10/26/11     113,200
Marc Weinstein...................     40,000           4.0%               1.49         10/26/11     113,200
Richard Bowers...................     30,000           3.0%               1.49         10/26/11      84,900

---------------

(1) Individual option grants generally become exercisable in installments over a three-year period commencing on the date of grant subject to continued employment. Options can become immediately exercisable upon the occurrence of certain corporate events, including a change in control of the Company or delivery of written notice of stockholder's meeting to consider a merger, sale of assets or similar reorganization.
(2) All grants were made at or above 100% of fair market value as of the date of the grant.
(3) In accordance with SEC rules, the Black-Scholes pricing model was used to estimate the grant date present value. The values indicated were calculated using the following assumptions: (i) an expected volatility of 59%; (ii) an expected dividend yield of 0%; (iii) a risk-free interest rate at the date of grant based upon a term equal to the expected life of the option of 4.5%; (iv) an expected option life equal to the anticipated period of time from date of grant to exercise of five years; and
    (v) no discounts for non-transferability or risk of forfeiture. The estimated values have been included solely for purposes of disclosure in accordance with the rules of the SEC and represent theoretical values. The actual value, if any, an executive may realize will depend upon the increase in the market price of voting common stock through the date of exercise. Such an increase would benefit all stockholders.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table shows stock option exercises by Named Executive Officers in Fiscal 2001, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of February 2, 2002. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of $1.21 per share of voting common stock. No Named Executive Officers exercised stock options in Fiscal 2001.

                                                                        NUMBER OF SECURITIES       VALUE OF
                                       OPTIONS/SARs                    UNDERLYING UNEXERCISED   IN-THE-MONEY AT
                                          SHARES           VALUE       AT FISCAL YEAR-END (#)   FISCAL YEAR-END
                                         ACQUIRED       REALIZED(1)         EXERCISABLE/         EXERCISABLE/
                NAME                  ON EXERCISE (#)   (IN DOLLARS)       UNEXERCISABLE         UNEXERCISABLE
                ----                  ---------------   ------------   ----------------------   ---------------
Isaac Arguetty......................         0               0           2,596,667/183,333            0/0
David Boudreau......................         0               0             411,667/125,335            0/0
Marc Weinstein......................         0               0             361,334/125,335            0/0
Richard Bowers......................         0               0                   288,333/0            0/0

---------------

(1) Fair market value of shares at exercise minus the exercise price.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
PROVISIONS

     Mr. Arguetty was employed as the Chief Executive Officer until February 28, 2002, when he was terminated by the Company. Under the terms of Mr. Arguetty's employment agreement, he receives payment of base salary for a one-year period, the vesting of certain options plus other severance benefits. The total amount of the severance payment due to Mr. Arguetty is $458,800. On May 15, 2002, Mr. Arguetty received a payment of $100,921.62 towards his total severance payment. The remaining portion of the severance payment will be made by the Company on a bi-weekly basis in equal installments.

     Mr. Boudreau is employed as the Chief Financial Officer, Senior Vice President of Finance and Treasurer. Under the terms of his employment agreement, Mr. Boudreau receives a base annual salary of $220,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, such as net income, operating cash flow and return on working capital. The agreement allows the Company to terminate Mr. Boudreau for cause without termination benefits or without cause upon the payment of base salary for a one-year period and the vesting of certain options. If Mr. Boudreau is terminated within a two-year period after a change in control, he will receive the payment of base salary for up to two years plus certain benefits.

     Mr. Weinstein is employed as the Chief Operating Officer and Senior Vice President of the Company. Under the terms of his employment agreement, Mr. Weinstein receives a base annual salary of $200,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, such as net income, operating cash flow and return on working capital. The agreement allows the Company to terminate Mr. Weinstein for cause without termination benefits or without cause upon the payment of base salary for a one-year period and the vesting of certain options. If Mr. Weinstein is terminated within a two-year period after a change in control, he will receive the payment of base salary for up to two years plus certain benefits.

     Mr. Bowers was employed as the General Counsel and Senior Vice President of Legal until November 9, 2001 when he left the Company. Under the terms of Mr. Bowers' employment agreement, he received payment of base salary for a one-year period, the vesting of certain options plus other severance benefits.

     Albert Rahm, II and Aida Alvarez were appointed executive officers on May 15, 2002.

     Mr. Rahm is employed as the Vice President of Stores. Mr. Rahm receives a base annual salary of $185,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, such as net income, operating cash flow and return on working capital. The agreement allows the Company to terminate Mr. Rahm for cause without termination benefits or without cause upon the payment of base salary for a one-year period and the vesting of certain options. If Mr. Rahm is terminated within a two-year period after a change in control, he will receive the payment of base salary for up to two years plus certain benefits. In May 2002, Mr. Rahm received a Stay Bonus in the amount of $92,500. During Fiscal 2001, Mr. Rahm received a grant of 36,000 stock options with an exercise price of $3.79 per share and a grant of 10,000 stock options with an exercise price of $1.56 per share.

     Ms. Alvarez is employed as the Vice President of Merchandising and Marketing. Ms. Alvarez receives a base annual salary of $144,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, such as net income, operating cash flow and return on working capital. The agreement allows the Company to terminate Ms. Alvarez for cause without termination benefits or without cause upon the payment of base salary for a one-year period and the vesting of certain options. If Ms. Alvarez is terminated within a two-year period after a change in control, she will receive the payment of base salary for up to two years plus certain benefits. In May 2002, Ms. Alvarez received a Stay Bonus in the amount of $72,000. During Fiscal 2001, Ms. Alvarez received a grant of 72,000 stock options with an exercise price of $3.79 per share and a grant of 10,000 stock options with an exercise price of $1.56 per share.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive compensation of $20,000 per year plus reimbursement of reasonable expenses for attending meetings and automatically receive options to purchase at an exercise price equal to the market price on the grant date, 20,000 voting common shares on the date of their initial election and 10,000 each year thereafter on January 1. Such options are fully exercisable six months after the grant date and until two years after a person ceases to be a director. Directors who are employees of the Company do not receive additional compensation for services as a director.

ITEM 12. SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of May 13, 2002, 19,525,749 shares of common stock were outstanding. The following table sets forth, as of May 13, 2002, the beneficial ownership of voting common stock of the Company by each director, executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the voting common stock:

                                                                SHARES OF COMMON STOCK
                                                                  BENEFICIALLY OWNED
                                                              --------------------------
                                                                          PERCENTAGE OF
                                                              NUMBER OF       SHARES
NAME AND ADDRESS(1)                                            SHARES     OUTSTANDING(2)
-------------------                                           ---------   --------------
Isaac Arguetty(3)...........................................  2,809,133        12.7%
Gregg Bedol(4)..............................................     80,000           *
David Boudreau(5)...........................................    411,667         2.1%
Thomas Epstein(6)...........................................    115,000           *
Margaret Gilliam(7).........................................    110,000           *
Avigdor Kaplan(8)...........................................     30,000           *
Peter Offermann(9)..........................................     80,000           *
Robert Robison(10)..........................................     80,000           *
Marc Weinstein(11)..........................................    361,334         1.8%
Aida Alvarez(12)............................................     34,666           *
Albert Rahm, II(13).........................................     53,334           *
Eliahu Ben-Shmuel(14).......................................  1,823,901         9.3%
     16300 NE 19th Avenue, Suite 206
     Miami Beach, FL 33162
Marbella Resources, Ltd.(15)................................  1,635,588         8.4%
     Tropical Isle Building
     Wickhams Cay, Road Town
     Tortola, British Virgin Islands
Dimensional Fund Advisors(16)...............................  1,697,900         8.7%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401
Franklin Resources, Inc.(17)................................  1,251,400         6.4%
     777 Mariners Island Blvd
     San Mateo, CA 94402
All executive officers and directors as a group (11
  persons)(18)..............................................  4,165,134        17.7%

---------------

 (1) Unless otherwise provided, the address for each "Beneficial Owner" is 14051 Northwest 14th Street, Sunrise, Florida 33323.
 (2) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his or her name. An asterisk is used to indicate less than 1% of the class outstanding.
 (3) Includes options to purchase 2,668,133 shares, of which certain options are held by various family and estate planning vehicles. Does not include shares of common stock registered in the name of Marbella Resources Limited, wholly owned by the Amid Trust, of which Mr. Arguetty's family has beneficial interests, but with respect to which Mr. Arguetty is not a beneficiary and has no voting or dispositive power. See footnote (15) below.
 (4) Includes options to purchase 80,000 shares.
 (5) Includes options to purchase 411,667 shares.
 (6) Includes options to purchase 115,000 shares.
 (7) Includes options to purchase 60,000 shares.
 (8) Includes options to purchase 30,000 shares.
 (9) Includes options to purchase 80,000 shares.
(10) Includes options to purchase 80,000 shares.
(11) Includes options to purchase 361,334 shares.
(12) Includes options to purchase 34,666 shares.
(13) Includes options to purchase 53,334 shares.

(14) Includes all shares held by Eliahu Ben-Shmuel, E.P. Family Partners, Hay Foundation and Tropical Time, Inc. as set forth in a Schedule 13D filed on February 21, 2001.
(15) Marbella Resources Limited reported this ownership as of May 27, 1999.
(16) Dimensional reported this ownership as of January 30, 2002.
(17) Franklin reported this ownership as of February 2, 2001.
(18) Includes 4,007,799 shares issuable upon the exercise of stock options for all executive officers and directors.

ITEM 13. CERTAIN RELATED TRANSACTIONS

     The law firm of Morgan, Lewis & Bockius LLP, of which Mr. Robison is a partner, performs certain legal services for the Company.

     The Company has engaged Samuel A. Getz, a former Officer and Director of the Company, as a consultant until September 22, 2002, at the rate of $12,500 per month. His consulting arrangements also provide that if (1) Isaac Arguetty ceases to be the Chief Executive Officer of the Company, or (2) the individuals who constitute the "Incumbent Board" (generally individuals serving as directors on March 24, 2001 and their successors) cease for any reason to constitute at least a majority of the members of the Board, then the entire amount of the remaining consulting fees shall be paid to him on the date that either (1) or
(2) occurs.

     On April 26, 2001, the Company entered into a Voting and Standstill Agreement with Eliahu Ben-Shmuel and Phillip Goldstein. Messrs. Ben-Shmuel and Goldstein had previously indicated their respective intentions to present certain proposals and an opposition slate of three directors at the forthcoming annual meeting. The agreement generally provides that if the Company has not entered into an agreement to merge with, or sell substantially all of its assets to, another person by October 26, 2001, Mr. Ben-Shmuel will be entitled to designate one director to fill an existing vacancy in the class of directors that serve until the 2002 Annual Meeting. Mr. Ben-Shmuel's designee must qualify as an "independent" director, must not be an affiliate (as defined under the Securities Act of 1933, as amended) of his, and must be reasonably acceptable to the Company at the time of his designation. Under certain circumstances, the agreement will terminate (a) if Mr. Ben-Shmuel does not beneficially own at least 5% of the voting securities of the Company, (b) on October 26, 2002, (c) the date that the Company enters into an agreement to sell the Company, (d) on November 26, 2001 and Ben-Shmuel's designee has not been appointed to the Board of Directors or (e) the day following the 2002 Annual Meeting and Ben-Shmuel's designee is not elected to the Board of Directors at the 2002 Annual Meeting.

     In addition, Messrs. Ben-Shmuel and Goldstein agreed to vote all of their beneficially owned voting securities of the Company with respect to the election or removal of directors either (i) in accordance with the recommendations of a majority of the Board of Directors or (ii) in the same proportions as the stockholders. Mr. Ben-Shmuel, however, reserved the right to vote for the election or retention of his designee. Messrs. Ben-Shmuel and Goldstein also granted to the Company an irrevocable proxy to vote their voting securities of the Company with respect to the foregoing. Each also agreed that until October 26, 2002, he will not take certain actions, including any "solicitation" for "proxies", initiate or propose any stockholder proposals for submission to a vote of stockholders, or form, join or in any way participate in any "group" with respect to the foregoing.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following is a list of the consolidated financial statements of Mayor's Jewelers, Inc. and subsidiaries included in Item 8 of Part II.

     INDEPENDENT AUDITORS' REPORT.

     CONSOLIDATED BALANCE SHEETS -- February 2, 2002 and February 3, 2001.

     CONSOLIDATED STATEMENTS OF OPERATIONS -- Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

     CONSOLIDATED STATEMENTS OF CASH FLOWS -- Years Ended February 2, 2002, February 3, 2001 and January 29, 2000.

     (a)(2) Financial Statement Schedules. The following is the financial statement schedule filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a)(3) The following list of schedules and exhibits are included or incorporated by reference as indicated in this Form 10-K:

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  3.1     Certificate of Incorporation. Incorporated by reference from
          Company's Form 8-K filed in July 2000.
  3.2     Bylaws. Incorporated by reference from Company's Form 10-K filed May 15, 1995.
  4.1     Specimen Certificate. Incorporated by reference from
          Company's Form 10-K filed in March 1991.
  4.2     Jan Bell Marketing, Inc. 1987 Stock Option Plan.
          Incorporated by reference from Company's Form 10-K filed in
          March 1991.
  4.3     Jan Bell Marketing, Inc. Employee Stock Purchase Plan.
          Incorporated by reference from Company's Form 10-K filed in
          March 1991.
  4.4     Jan Bell Marketing, Inc. 1991 Stock Option Plan.
          Incorporated by reference from Company's Definitive Proxy
          Statement filed in April 1993.
  4.5     Rights Agreement dated November 21, 1996. Incorporated by
          reference from Form 8-K filed November 21, 1996.
 10.1     Current Form of Director and Officer Indemnification
          Agreement.
 10.4     Warrant Agreement dated May 31, 1995 between the Company and
          Various Lenders. Incorporated by reference from Company's
          Form 10-K/A filed in May 1995.
 10.5     Warrant Agreement dated May 31, 1995 between the Company,
          GBFC, Inc. and Foothill Capital Corporation. Incorporated by
          reference from Company's Form 10-K/A filed in May 1995.
 10.6     Loan and Security Agreement dated July 28, 1998, among
          Citicorp USA, Inc. and JBM Retail Company, Inc., Mayor's
          Jewelers, Inc. and the Company. Incorporated by reference
          from Company's Form 10-Q filed September 15, 1998.
 10.7     Amendment to Loan and Security Agreement dated April 27,
          2001, among Citicorp USA, Inc. Mayor's Jewelers, Inc., JBM
          Retail Company, Inc. and the Company. Incorporated by
          reference from Company's Form 10-K filed April 26, 2001.
 10.8     Fourth Amendment to Loan and Security Agreement dated
          September 14, 2001, among Citicorp USA, Inc. Mayor's
          Jewelers, Inc., JBM Retail Company, Inc. and the Company.
          Incorporated by reference from Company's Form 10-Q filed
          September 18, 2001.
 10.9     Voting and Standstill Agreement, dated as of April 26,
          2001,, among Mayor's Jewelers, Inc., Eliahu Ben-Samuel and
          Philip Goldstein. Incorporated by reference from Company's form 8-K filed May 2, 2001.
 10.10    Employment Agreement dated October 26, 2001, between Isaac
          Arguetty and the Company. Incorporated by reference from the
          Company's Form 10-Q filed December 18, 2001.
 10.11    Employment Agreement dated October 26, 2001, between David
          Boudreau and the Company. Incorporated by reference from
          Company's Form 10-Q filed December 18, 2001.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 10.12    Employment Agreement dated October 26, 2001, between Marc
          Weinstein and the Company. Incorporated by reference from
          Company's Form 10-Q filed December 18, 2001.
 10.13    Fifth Amendment to Loan and Security Agreement dated April
          30, 2002, among Citicorp USA, Inc., JBM Retail Company, Inc.
          and the Company.
 10.14    Letter of Intent dated May 17, 2002, between Henry Birks &
          Sons Holdings Inc. and the Company.
 21.1     Subsidiaries of Registrant
 23.1     Consent of Deloitte & Touche LLP

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter ended February 2, 2002.

                                  SCHEDULE II

            MAYOR'S JEWELERS, INC. VALUATION AND QUALIFYING ACCOUNTS
                          (AMOUNTS SHOWN IN THOUSANDS)

                                                                      CHARGED TO
                                                          BEGINNING    COST AND                 ENDING
                      DESCRIPTION                          BALANCE     EXPENSES    DEDUCTIONS   BALANCE
                      -----------                         ---------   ----------   ----------   -------
Fiscal year ended January 29, 2000
     Allowance for Doubtful Accounts....................   $3,344       $1,786(1)   $ 3,856     $1,274
     Inventory Allowances...............................    4,450        5,478        3,603      6,325
Fiscal year ended February 3, 2001
     Allowance for Doubtful Accounts....................    1,274        2,011(1)     1,882      1,403
     Inventory Allowances...............................    6,325        4,879        4,482      6,722
Fiscal year ended February 2, 2002
     Allowance for Doubtful Accounts....................    1,403        2,877(1)     2,793      1,487
     Inventory Allowances...............................    6,722        8,881       10,004      5,599
     Allowance for Restructuring........................       --        8,574           --      8,574

---------------

(1) Net of recoveries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                          MAYOR'S JEWELERS, INC.

Date: May 20, 2002
                                          /s/ JOSEPH CICIO
                                          --------------------------------------
                                          Joseph Cicio,
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----
/s/ JOSEPH CICIO                                       Chief Executive Officer            May 20, 2002
-----------------------------------------------------
Joseph Cicio

/s/ DAVID BOUDREAU                                     Director, Chief Financial          May 20, 2002
-----------------------------------------------------  Officer, Senior Vice President of
David Boudreau                                         Finance and Treasurer (Principal
                                                       Financial and Accounting Officer)

/s/ MARC WEINSTEIN                                     Director and Chief Operating       May 20, 2002
-----------------------------------------------------  Officer
Marc Weinstein

/s/ TOM EPSTEIN                                        Director                           May 20, 2002
-----------------------------------------------------
Tom Epstein

                                                       Director
-----------------------------------------------------
Margaret Gilliam

/s/ PETER OFFERMANN                                    Director                           May 20, 2002
-----------------------------------------------------
Peter Offermann

/s/ ROBERT ROBISON                                     Director                           May 20, 2002
-----------------------------------------------------
Robert Robison

/s/ GREGG BEDOL                                        Director                           May 20, 2002
-----------------------------------------------------
Gregg Bedol

/s/ AVIGDOR KAPLAN                                     Director                           May 20, 2002
-----------------------------------------------------
Avigdor Kaplan

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
         See page 42 for a complete list of exhibits filed, including exhibits incorporated by reference from previously filed
         documents.
21.1     Subsidiaries of Registrant
23.1     Consent of Deloitte & Touche LLP