Form 10-Q
period 2002-05-04
MAYORS JEWELERS INC/DE
filed 2002-06-18
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended May 4, 2002

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

YES   ☒         NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,525,749 SHARES ($.0001 PAR VALUE)
AS OF JUNE 14, 2002

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS – UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risks
ITEM 6. Exhibits and Reports on Form 8-K
PART II: OTHER INFORMATION
SIGNATURES
EMPLOYMENT AGREEMENT - JOSEPH CICIO 4-2-2002
REVOLVING CREDIT AGREEMENT 5-30-2002

FORM 10-Q
QUARTERLY REPORT

THIRTEEN WEEKS ENDED MAY 4, 2002

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements – Unaudited
A. Consolidated Condensed Balance Sheets	3
B. Consolidated Condensed Statements of Operations	4
C. Consolidated Condensed Statements of Cash Flows	5-6
D. Notes to Consolidated Condensed Financial Statements	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12
Item 3. Quantitative and Qualitative Disclosures About Market Risks	13
PART II: OTHER INFORMATION
Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period
Item 6. Exhibits and Reports on Form 8-K	15

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS – UNAUDITED
(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	May 4,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,948	$2,886
Accounts receivable (net of allowance for doubtful accounts of $1,287 and $1,487, respectively)	23,684	31,845
Inventories	73,798	80,716
Other current assets	1,597	2,604

Total current assets	102,027	118,051

Property, net	24,029	25,455
Other assets	1,198	1,083

Total non-current assets	25,227	26,538

Total assets	$127,254	$144,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,695	$10,769
Accrued expenses	6,910	7,318
Accrued restructuring	8,491	8,574
Current portion of long term debt	46,502	53,464

Total current liabilities	70,598	80,125

Other long term liabilities	3,937	3,357

Total long term liabilities	3,937	3,357

Stockholders’ Equity:
Common stock, $.0001 par value,
50,000,000 shares authorized, 29,509,703 shares issued	3	3
Additional paid-in capital	194,526	194,526
Accumulated deficit	(112,410)	(104,022)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	52,719	61,107

Total liabilities and stockholders’ equity	$127,254	$144,589

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED
(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Net sales	$28,369	$36,211
Cost of sales	18,677	21,297

Gross profit	9,692	14,914
Store operating and selling expenses	11,069	11,166

Store contribution	(1,377)	3,748
General and administrative expenses	2,646	4,843
Advertising and marketing expenses	1,083	1,600

Subtotal	(5,106)	(2,695)

Other charges	735	1,505
Depreciation and amortization	1,680	2,438

	2,415	3,943

Operating loss	(7,521)	(6,638)
Interest and other income	45	27
Interest expense	(912)	(755)

Net loss	$(8,388)	$(7,366)

Weighted average shares outstanding, basic and diluted	19,525,749	19,283,000
Basic and diluted loss per share	$(0.43)	$(0.38)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED
(Amounts shown in thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 4, 2002	May 5, 2001

Cash flows from operating activities:
Cash received from customers	$36,530	$39,161
Cash paid to suppliers and employees	(28,863)	(45,290)
Interest and other income received	48	20
Interest paid	(912)	(756)

Net cash provided by (used in) continuing operations	6,803	(6,865)
Net cash used in discontinued operations	—	(4,509)

Net cash provided by (used in) operating activities	6,803	(11,374)

Cash flows from investing activities:
Capital expenditures	(298)	(2,614)
Proceeds from sale of fixed assets	44	13

Net cash used in investing activities	(254)	(2,601)

Cash flows from financing activities:
Proceeds from sale of employee stock plans	—	244
Borrowings under line of credit	32,059	57,889
Line of credit repayments	(39,021)	(44,576)
Payment of commitment fee related to line of credit	(105)	(312)
Other	580	1,081

Net cash (used in) provided by financing activities	(6,487)	14,326

Net increase in cash and cash equivalents	62	351
Cash and cash equivalents at beginning of period	2,886	1,363

Cash and cash equivalents at end of period	$2,948	$1,714

	(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED (continued)
(Amounts shown in thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	May 4, 2002	May 5, 2001

Reconciliation of Net Loss to Net Cash provided by (used in) operating activities:
Net loss	$(8,388)	$(7,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,680	2,438
Provision for doubtful accounts	527	460
(Increase) decrease in assets:
Accounts receivable (net)	7,634	2,490
Inventories	6,918	(6,517)
Other	997	1,495
Increase (decrease) in liabilities:
Accounts payable	(2,074)	1,270
Accrued expenses	(408)	(1,135)
Accrued restructuring	(83)	—

Net cash provided by (used in) continuing operations	6,803	(6,865)
Net cash used in discontinued operations	—	(4,509)

Net cash provided by (used in) operating activities	$6,803	$(11,374)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A.     Basis of Presentation and Management Plans

     The Company’s consolidated condensed financial statements as of May 4, 2002 and February 2, 2002, and for the thirteen week periods ended May 4, 2002 and May 5, 2001 have not been audited by certified public accountants, but in the opinion of the management of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen week periods ended May 4, 2002 and May 5, 2001 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and is dependent on equity and/or additional debt financing to sustain its operations and to execute its restructuring plan (the “Restructuring Plan”) in Fiscal 2002. Additionally, certain of the Company’s vendors have expressed some concerns about the Company’s current financial condition. In the event any such vendors terminate its distribution agreement with the Company, it would have a material adverse affect on the Company’s business, financial condition and operating results. These conditions indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking action in its attempts to alleviate this situation.

Management’s Plans

     The multi-faceted Restructuring Plan includes, among other significant initiatives, seeking an infusion of new debt and equity including the refinancing of the Company’s bank debt which it executed on May 30, 2002, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores targeted for closure include eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation include certain unproductive inventories, the Company’s headquarters building and associated real estate in Sunrise, Florida, fixed assets in the stores targeted for closure and certain other assets.

     As part of its Restructuring Plan, the Company is in the process of seeking additional capital. In addition to refinancing of the Company’s bank debt, the effort includes, but is not limited to, a potential infusion of new debt and equity from a third party investor.

     Consistent with that effort, the Company has executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan. The financing contains certain conditions, including but not limited to certain lease payment termination provisions related to the Restructuring Plan, and inventory and capital expenditure financial covenants.

     Additionally, on May 17, 2002, Mayor’s executed a non-binding agreement in principle (the “Agreement”) with Henry Birks & Sons Holdings Inc. of Canada (“Birks”). The Agreement provides for Birks to invest in or cause to be provided to Mayor’s $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into a majority interest in the common stock of Mayor’s on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor’s. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis). The Agreement, which originally had a termination date of June 7, 2002, has been extended to June 21, 2002.

     Mayor’s and Birks will enter into a series of agreements through which Birks will provide management, merchandising and sales support to Mayor’s. Completion of the transaction is subject to certain conditions, including without limitation, execution of definitive agreements and the affirmative vote of the stockholders of Mayor’s at a meeting of stockholders to be held as soon as practicable. Pending the closing, Birks will provide consulting services to Mayor’s pursuant to a consulting agreement.

     No assurance, however, can be given that the Company will be successful in closing such a transaction with Birks.

B.     Other Charges

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 were dominant factors in contributing to the Company’s poor operating performance in Fiscal 2001. The results drained the Company of significant amounts of capital which in turn has required Mayor’s to restructure itself in an effort to position the Company for future profitability. Accordingly, the Company recently has embarked on its multi-faceted Restructuring Plan. The Restructuring Plan was adopted in the fourth quarter of Fiscal 2001 to terminate redundant employees, close underperforming stores and dispose of certain non performing assets. The Restructuring Plan, originally expected to be completed during the end of the second quarter of 2002, is now expected to be completed by the end of the third quarter of 2002. The Restructuring Plan included the elimination of approximately 207 positions in the field as well as Mayor’s former chief executive officer and the closure of 13 locations during Fiscal 2002. The Nevada location was closed in March, 2002. During the thirteen weeks ending May 4, 2002, $83,000 of severance and store exit fees was paid from the restructuring reserve accrual. As of May 4, 2002, an accrual of $8.5 million remained for restructuring costs expected to be paid in Fiscal 2002.

     Other charges for the thirteen weeks ended May 4, 2002 consist of one time charges for professional fees related to the development of the Restructuring Plan and fees related to costs associated with the exit of the non profitable stores. Other charges for the thirteen weeks ended May 5, 2001 consist of one time charges for strategic cost reduction projects, non-recurring legal fees associated with shareholder related matters and severance costs.

C.     Long-Term Debt

     As of May 4, 2002, the Company had an $80 million working capital facility in place with a bank group. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, the Company executed on May 30, 2002 a $55 million working capital facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities expire on May 30, 2005 and they are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under this facility is LIBOR plus 4.00%. The rate on the facility as of June 14, 2002 was 5.9%. Further, as conditions for the financing, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to provide Fleet with an $8 million availability block on the lesser of collateral availability or the $55 million cap provided for by the facility. Based on this, the Company had a $39.3 million borrowing capacity at June 14, 2002. At June 14, 2002, the Company had approximately $34.1 million outstanding under its facility which is classified as a current liability and had $0.9 million in letters of credit outstanding.

     The junior secured term loan bears interest at 16.5% and is subject to similar restrictions as the working capital facility. Both facilities have covenants regarding limitations on capital expenditures and require certain levels of investment in inventory. Further, both facilities require that adequate additional equity financing be in place in order for the Company to make lease settlement payments to landlords of the stores the Company has designated for exit under its Restructuring Plan.

     Absent the Company’s ability to timely secure this additional equity financing, the Company will not be able to properly execute its Restructuring Plan. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

D.     Newly Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Mayor’s adopted SFAS No. 142 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Mayor’s adopted SFAS No. 144 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

E.     Inventories

     Inventories are summarized as follows:

	May 4, 2002		February 2, 2002

	(amounts shown in thousands)
	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

Precious and semi-precious gem jewelry- related merchandise (and associated gold):
Raw materials	$1,439	$—	$656	$—
Finished goods	50,744	5,735	54,829	7,699
Watches	18,782	21	22,462	115
Other consumer products	2,833	67	2,769	61

	$73,798	$5,823	$80,716	$7,875

F.     Income Taxes

     The Company has a federal net operating loss (“NOL”) carryforward of approximately $33.0 million and a state NOL carryforward of approximately $21.6 million. The amount of Mayor’s subsidiary NOL included in the $33.0 million is approximately $1.4 million, of which, due to limitations of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, the Company can utilize each year approximately $1.4 million. The federal net operating loss carryforward expires beginning in 2010 through 2020 and the state net operating loss carryforward expires beginning in 2005 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded to offset the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

     The Mayor’s subsidiary’s 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company’s financial condition, results of operation, and cash flow cannot be ascertained at this time.

G.     Legal Proceedings

     The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

     In addition to litigation which is routine and incidental to the conduct of the Company’s business, on April 4, 2002, Aladdin Bazaar, LLC, landlord for the Desert Passage Shopping Center filed a lawsuit in the District Court, Clark County Nevada against the Company. The lawsuit alleges among other things that the Company committed a breach of its lease when it closed the Mayor’s location at the Desert Passage in March 2002.

     The Company closed the Desert Passage store in connection with its Restructuring Plan which includes the closing of its locations outside of the Company’s core Florida and Georgia markets. The lawsuit seeks damages against the Company for unpaid rent as well as other related damages.

     In conjunction with the execution of its Restructuring Plan, the Company is attempting to negotiate a settlement with Aladdin Bazaar. Of course, there can be no assurances that the parties will be able to reach a mutually agreeable resolution. In the event that the parties cannot settle this dispute, the Company intends to vigorously defend this action; however there can be no assurances as to the final results of this litigation.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s annual report on Form 10-K for the year ended February 2, 2002 and other reports filed with the Securities and Exchange Commission.

     Mayor’s currently operates 40 luxury jewelry stores in nine states. The Desert Passage store in Las Vegas, Nevada was closed in March, 2002. Merchandising and marketing issues, the poor economic climate and a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001, were dominant factors in contributing to the Company’s poor operating performance for Fiscal 2001. These results have drained the Company of significant amounts of capital, which in turn has required Mayor’s to restructure itself in an effort to position the Company for future profitability. Accordingly during Fiscal 2001, Mayor’s adopted a multi-faceted Restructuring Plan. The Restructuring Plan includes the hiring of a new CEO with extensive merchandising and marketing experience, an infusion of capital, the refinancing of the Company’s $80 million bank facility, the closure of 13 unprofitable stores and termination of up to three leases for stores that are not yet built, the re-merchandising of its 28 core Florida and Georgia stores, the termination of redundant employees and the disposition of certain non-performing assets. During the thirteen weeks ended May 4, 2002, the Company began negotiations with landlords to exit the non-profitable and underperforming stores, began negotiations to refinance its working capital facility, hired a new CEO and conducted negotiations with several parties regarding an equity investment.

     As part of its Restructuring Plan, on May 17, 2002, Mayor’s executed an agreement in principle (the “Agreement”) with Henry Birks & Sons Holdings Inc. of Canada (“Birks”). The Agreement provides for Birks to invest in or cause to be provided to Mayor’s $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into Common Stock of Mayor’s generally representing 58% of the Common Stock on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor’s. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis) at an exercise price of $0.50 per share. The Agreement, which originally had a termination date of June 7, 2002, has been extended to June 21, 2002.

     Mayor’s and Birks will enter into a series of agreements through which Birks will provide management, merchandising and sales support to Mayor’s. Completion of the transaction is subject to certain conditions, including without limitation, execution of definitive agreements and the affirmative vote of the stockholders of Mayor’s at a meeting of stockholders to be held as soon as practicable. Pending the closing, Birks will provide consulting services to Mayor’s pursuant to a consulting agreement.

     A significant condition to any investment by Birks and any refinancing will be the payment of the exit costs for the closing of 13 unprofitable stores and the termination of up to three lease commitments for stores that have not been built. The 13 unprofitable stores include 11 properties outside of the Company’s core Florida and Georgia marketplace as well as two stores in Florida. The Nevada store was closed in March, 2002. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in the Southeast U.S. The up to three lease commitments for stores that are not built include one in Ohio and two in Florida. While the Company believes the two Florida locations would enhance the Company’s core market, their construction is dependent upon additional capital resources in order to fund their construction.

     The Company believes short-term growth will come from rebuilding the Company’s presence within existing markets where Mayor’s has enjoyed strong brand recognition. If the Company successfully executes its Restructuring Plan, the Company may consider limited growth opportunities including acquisitions of, or investments in businesses similar or complimentary to that of the Company. In the event the Company is unable to successfully implement its Restructuring Plan, its business, financial condition, operating results and cash flows will be materially adversely affected. Furthermore, failure to obtain adequate funding will most probably prevent the Company from being able to pay its Fiscal 2002 debt service obligations and sustain the Company’s working capital needs. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     As the Company refocuses on its core business, it hopes to execute a productive merchandising strategy in its remaining 28 stores. The Company believes that with the additional capital resources that the above mentioned investment will provide, it will be able to execute initiatives that will drive the business toward positive comparable store sales results, although there can be no assurance that such results will occur.

     The Company’s net sales for the thirteen weeks ended May 4, 2002 were $28.4 million compared to $36.2 million for the thirteen weeks ended May 5, 2001. The decrease in revenues for the thirteen weeks ended May 4, 2002 is primarily due to merchandising and marketing issues related to the Company’s significant reduction in available capital coupled with the continued slowdown of the economy. Comparable store sales decreased 26.3% for the thirteen weeks ended May 4, 2002.

     The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprise a significant portion of the Mayor’s business, which is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company is unable to sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results. Please refer to Item 3 “Forward Looking Statements.”

     Gross profit was 34.2% for the thirteen weeks ended May 4, 2002 compared to 41.2% for the thirteen weeks ended May 5, 2001. The decrease in gross profit as a percentage of net sales for the thirteen weeks ended May 4, 2002 is primarily due to the liquidation of slow moving and discontinued inventory.

     If the Restructuring Plan is successful, the Company believes that the opportunity exists to increase gross profit over the next couple of years. Areas for gross margin improvement include strategies to lower the cost of merchandise purchased and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving reserves are expected to decrease. There can be no assurance that the Company will be able to increase gross profit.

     Store operating and selling expenses were $11.1 million or 39.0% of net sales for the thirteen weeks ended May 4, 2002 compared to $11.2 million or 30.8% of net sales for the thirteen weeks ended May 5, 2001. The increase in store operating and selling expenses as a percentage of net sales for the thirteen weeks ended May 4, 2002 is mainly attributable to a decline in comparable store sales and a lack of performance in the new stores. The Company does not believe there is significant opportunity to reduce these expenses other than the decrease that will occur as a result of the 13 store closings discussed above.

     General and administrative expenses were $2.6 million or 9.3% of net sales for the thirteen weeks ended May 4, 2002 compared to $4.8 million or 13.4% of net sales for the thirteen weeks ended May 5, 2001. The decrease in general and administrative expenses for the thirteen weeks ended May 4, 2002 is primarily a result of a corporate restructuring.

     Advertising and marketing expenses were $1.1 million for the thirteen weeks ended May 4, 2002 compared to $1.6 million for the thirteen weeks ended May 5, 2001. The decreases in advertising and marketing expenses are primarily attributable to the concentration of these expenses in the core Florida and Georgia marketplace.

     Other charges for the thirteen weeks ended May 4, 2002 were $0.7 million. These charges include payments for professional fees in connection with the liquidation of the aforementioned slow moving and discontinued inventory and consultation during bank loan negotiations.

     Depreciation and amortization expenses were $1.7 million for the thirteen weeks ended May 4, 2002 compared to $2.4 million for the thirteen weeks ended May 5, 2001. The decrease in depreciation and amortization expenses for the thirteen weeks ended May 4, 2002 is a result of the goodwill impairment writedown at the end of Fiscal 2001.

     Interest and other income was $45,000 for the thirteen weeks ended May 4, 2002 compared to $27,000 for the thirteen weeks ended May 5, 2001. Interest expense related to the Company’s working capital facility was $0.9 million for the thirteen weeks ended May 4, 2002 and $0.8 million for the thirteen weeks ended May 5, 2001.

Liquidity and Capital Resources

     On May 17, 2002, Mayor’s executed an agreement in principle (the “Agreement”) with Henry Birks & Sons Holdings Inc. of Canada (“Birks”). The Agreement provides for Birks to invest in or cause to be provided to Mayor’s $11.5 million in cash. Upon completion of the transaction, Birks will receive Preferred Stock that will be convertible into Common Stock of Mayor’s representing 58% of the Common Stock on a fully diluted basis. Prior to conversion, Birks will be able to elect a majority of the Board of Directors of Mayor’s. Birks will also receive warrants to purchase an additional 10% of the Common Stock (on a fully diluted basis) at an exercise price of $0.50 per share. The Agreement, which originally had a termination date of June 7, 2002, has been extended to June 21, 2002.

     As of May 4, 2002, the Company had an $80 million working capital facility in place with a bank group. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, the Company executed on May 30, 2002 a $55 million working capital facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities expire on May 30, 2005 and they are collateralized by substantially all of the Company’s assets. Mayor’s used those funds to refinance its existing senior credit facility, for general working capital needs and to pay its former chief executive officer the remaining amounts due under his severance agreement. Availability under the working capital facility is determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under this facility is LIBOR plus 4.00%. The rate on the facility as of June 14, 2002 was 5.9%. Further, as conditions for the financing, the Company agreed to restriction regarding borrowing availability, which included requiring the Company to provide Fleet with an $8 million availability block on the lesser of collateral availability or the $55 million cap provided by the facility.

     As of June 14, 2002, after accounting for the foregoing borrowing restrictions, the Company had approximately $39.3 million of borrowing capacity and, after netting the outstanding borrowings of $34.1 million and letter of credit commitments of $919,000, the Company had a net borrowing availability of approximately $4.3 million. The working capital facility also currently contains financial covenants that limit capital expenditures and require certain levels of inventory investment. There can be no assurance that the Company’s future operating results will be sufficient to meet the requirements of the foregoing covenants.

     The junior secured term loan bears interest at 16.5% and is subject to similar restrictions as the working capital facility. The term loan also has covenants regarding limitations on capital expenditures and requires certain levels of investment in inventory. Further, both facilities require that adequate additional equity financing be in place in order for the Company to make lease settlement payments to landlords of the stores the Company has designated for exit under its Restructuring Plan.

     Absent the Company’s ability to timely secure this additional equity financing, the Company will not be able to properly execute its Restructuring Plan. In this event, there would be substantial doubt that the Company would be able to continue operations in the normal course of business at which time the Company would have to consider all of its alternatives.

     During the thirteen weeks ended May 4, 2002, cash flows from operating activities provided $6.8 million in cash. The Company’s business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

     Net cash used in investing activities was $0.3 million during the thirteen weeks ended May 4, 2002 .

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risks

     The disclosure in the Annual Report on Form 10-K filed May 20, 2002 is incorporated by reference herein. The Company does not believe that the risk related to interest rate changes is materially different than it was at the date of the referenced report.

Forward-Looking Statements

     This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like “plans,” “expects,” “believes,” “will,” “anticipates,” “intends,” “projects,” “estimates,” “could,” “would,” “may,” “planned,” “goal,” and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company’s strategies for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements.

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

     The Company’s accrual for lease liabilities could be materially affected by factors such as its ability to secure subleases, the creditworthiness of sublessees and its success at negotiating early termination agreements with lessors. These factors are significantly dependent on the general state of the economy and resultant demand for commercial property.

     While management believes that the current estimates of discontinued operations liabilities are adequate, it is possible that future events could require the Company to make significant adjustments for revisions to these estimates.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

10.15	Employment Agreement dated April 2, 2002, between Joseph Cicio and the Company.
10.16	Revolving Credit, Tranche B Loan and Security Agreement between Fleet Retail Finance and Mayor’s Jewelers, Inc. dated May 30, 2002

(b)	Reports on Form 8-K:

None.

PART II: OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC.

(Registrant)

By:	/s/ DAVID P. BOUDREAU

Chief Financial Officer and Senior
Vice President of Finance &
Treasurer