Form 10-Q
period 2002-08-03
MAYORS JEWELERS INC/DE
filed 2002-09-17
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended August 3, 2002

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2290953 (IRS Employer Identification No.)

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

19,569,858 SHARES ($.0001 PAR VALUE)
AS OF SEPTEMBER 13, 2002

FORM 10-Q
QUARTERLY REPORT

THIRTEEN WEEKS ENDED AUGUST 3, 2002

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Page No.

Item 1.		Consolidated Financial Statements — Unaudited

	A	Consolidated Condensed Balance Sheets	3

	B	Consolidated Condensed Statements of Operations	4-5

	C	Consolidated Condensed Statements of Cash Flows	6-7

	D	Notes to Consolidated Condensed Financial Statements	8-12

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3.		Quantitative and Qualitative Disclosures About Market Risks	16-17

Item 4.		Internal Controls	17

PART II: OTHER INFORMATION

Items 1, 2, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period

Item 6.	Exhibits and Reports on Form 8-K	17

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	August 3,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,881	$2,886
Accounts receivable (net of allowance for doubtful accounts of $1,536 and $1,487, respectively)	19,691	31,845
Inventories	69,522	80,716
Other current assets	2,100	2,604

Total current assets	94,194	118,051

Property, net	17,430	25,455
Other assets	1,889	1,083

Total non-current assets	19,319	26,538

Total assets	$113,513	$144,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,400	$10,769
Accrued expenses	8,128	7,318
Accrued restructuring	7,854	8,574
Credit Facilities	42,792	53,464

Total current liabilities	69,174	80,125

Other long term liabilities	3,790	3,357

Total long term liabilities	3,790	3,357

Stockholders’ Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,553,812 and 29,509,703 shares issued, respectively	3	3
Additional paid-in capital	194,539	194,526
Accumulated deficit	(124,593)	(104,022)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	40,549	61,107

Total liabilities and stockholders’ equity	$113,513	$144,589

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001

Net sales	$27,389	$35,229
Cost of sales	19,805	22,049

Gross profit	7,584	13,180
Store operating and selling expenses	10,621	11,226

Store contribution	(3,037)	1,954
General and administrative expenses	4,116	4,582
Advertising and marketing expenses	774	1,997
Other charges	1,319	227
Depreciation and amortization	1,543	2,493

	7,752	9,299

Operating loss	(10,789)	(7,345)
Interest and other income	947	—
Interest expense and debt costs	(1,891)	(947)

Loss before income taxes	(11,733)	(8,292)
Income taxes	450	—

Net loss	$(12,183)	$(8,292)

Weighted average shares outstanding, basic and diluted	19,542,229	19,389,718

Basic and diluted loss per share	$(0.62)	$(0.43)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001

Net sales	$55,758	$71,440
Cost of sales	38,482	43,345

Gross profit	17,276	28,095
Store operating and selling expenses	21,692	22,392

Store contribution	(4,416)	5,703
General and administrative expenses	6,763	9,424
Advertising and marketing expenses	1,857	3,597
Other charges	2,053	1,732
Depreciation and amortization	3,223	4,931

	13,896	19,684

Operating loss	(18,312)	(13,981)
Interest and other income	992	27
Interest expense and debt costs	(2,802)	(1,703)

Loss before income taxes	(20,122)	(8,292)
Income taxes	448	—

Net loss	$(20,570)	$(15,657)

Weighted average shares outstanding, basic and diluted	19,533,989	19,336,720

Basic and diluted loss per share	$(1.05)	$(0.81)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001

Cash flows from operating activities:
Cash received from customers	$67,912	$76,605
Cash paid to suppliers and employees	(59,005)	(83,262)
Interest and other income received	992	27
Interest paid	(2,802)	(1,703)
Income taxes paid	(448)	—

Net cash provided by (used in) continuing operations	6,649	(8,333)
Net cash used in discontinued operations	—	(4,707)

Net cash provided by (used in) operating activities	6,649	(13,040)

Cash flows from investing activities:
Capital expenditures, net	(353)	(6,105)
Proceeds from sale of fixed assets	5,154	13

Net cash provided by (used in) investing activities	4,801	(6,092)

Cash flows from financing activities:
Proceeds from sale of employee stock plans	—	620
Borrowings under line of credit	68,585	102,051
Line of credit repayments	(79,257)	(83,764)
Payment of commitment fee related to line of credit	(1,229)	(317)
Other	446	1,527

Net cash (used in) provided by financing activities	(11,455)	20,117

Net (decrease) increase in cash and cash equivalents	(5)	985
Cash and cash equivalents at beginning of period	2,886	1,363

Cash and cash equivalents at end of period	$2,881	$2,348

(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED—(Continued)
(Amounts shown in thousands)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	August 3, 2002	August 4, 2001

Reconciliation of Net Loss to Net Cash provided by (used in) operating activities:
Net loss	$(20,570)	$(15,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,223	4,931
Provision for doubtful accounts	1,756	1,138
(Increase) decrease in assets:
Accounts receivable, net	10,397	4,028
Inventories	11,194	(1,601)
Other	928	282
Increase (decrease) in liabilities:
Accounts payable	(369)	(817)
Accrued expenses	810	(637)
Accrued restructuring	(720)	—

Net cash provided by (used in) continuing operations	6,649	(8,333)
Net cash used in discontinued operations	—	(4,707)

Net cash provided by (used in) operating activities	$6,649	$(13,040)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Basis of Presentation

     The Company’s consolidated condensed financial statements as of August 3, 2002 and February 2, 2002, and for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 have not been audited by certified public accountants, but in the opinion of the management of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition. These factors and the need to obtain additional financing indicate that the Company may not have been able to continue as a going concern for a reasonable period of time. As a result thereof, on August 20, 2002, the Company closed on a gross $15 million equity investment transaction (see Note H herein) with Henry Birks & Sons Inc. (“Birks”) as well as restructured its credit facility to sustain its operations and to execute its restructuring plan (the “Restructuring Plan”) adopted in the fourth quarter of 2001.

     The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. While there can be no assurance thereof, management of the Company believes that the new relationship with Birks will alleviate this situation.

B. Restructuring and Other Charges

     The multi-faceted Restructuring Plan adopted during the fourth quarter of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida. Through August 31, 2002, twelve locations were closed with one additional store to close as soon as practicable. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during the second quarter, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15 million equity investment transaction with Birks. At the closing, Mayor’s received $10 million in cash and a promissory note from Birks due on September 30, 2002 for $5 million (See Note H herein). As consideration for the $15 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint the majority of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

     On May 30, 2002, the Company executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan. This credit agreement was replaced on August 20, 2002 with a new facility which included GMAC as part of the lending group. The new facility increased the revolving facility to $58 million and improved the loan availability and interest rates (see Note H – Subsequent Events). The financing contains certain conditions, including, but not limited, to inventory and capital expenditure financial covenants.

     The Restructuring Plan, originally expected to be completed during the end of the second quarter of 2002, is now expected to be essentially completed by the end of the third quarter of 2002. The Restructuring Plan includes the elimination of approximately 207 positions in the field as well as Mayor’s former chief executive officer and the closing of 13 stores as previously discussed.

     During the twenty-six weeks ended August 3, 2002, approximately $720,000 of the accrued restructuring costs were paid primarily for severance costs and costs associated with exiting the stores. As of August 3, 2002, the accrued restructuring balance was approximately $7,854,000 and related primarily to lease terminations and associated costs.

     Other charges for the thirteen and twenty-six weeks ended August 3, 2002 consist of one time charges for professional fees related to the Restructuring Plan, severance costs and fees related to costs associated with the exit from the non profitable stores. Other charges for the thirteen and twenty-six weeks ended August 4, 2001 consist of one time charges for strategic cost reduction projects, non-recurring legal fees associated with shareholder related matters and severance costs.

C. Credit Facilities

     Prior to May 30, 2002, the Company had an $80 million working capital credit facility in place with a bank group led by Citicorp. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, the Company executed on May 30, 2002 a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration of May 30, 2005 and were collateralized by substantially all of the Company’s assets. Availability under the working capital facility was determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under this facility was Prime plus 2.75%.

     Further, as conditions for the financing, the Company agreed to restrictions regarding borrowing availability, which included requiring the Company to decrease the lesser of collateral availability or the $55 million cap provided for by the facility by $8 million. Based on this, the Company had a $46.6 million borrowing capacity at August 3, 2002. At August 3, 2002, the Company had approximately $42.8 million outstanding under its facility and had $0.9 million in letters of credit outstanding.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

     The junior secured term loan bears interest and fees at an effective rate of 19.5% and is subject to similar restrictions as the working capital facility. Both facilities have covenants restricting capital expenditures and investment in inventory.

     In connection with the equity investment by Birks, this facility was amended on August 20, 2002 to include GMAC in the lending group. Please refer to Note H – Subsequent Events.

D. Newly Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Mayor’s adopted SFAS No. 142 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

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

     In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.” This Statement eliminates extraordinary accounting treatment of reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

E. Inventories

     Inventories are summarized as follows:

	August 3, 2002	February 2, 2002

	(amounts shown in thousands)
Raw materials	$2,094	$656
Finished goods	67,428	80,060

	$69,522	$80,716

F. Income Taxes

     The Company has federal net operating loss carryforwards from fiscal years ending February 2, 2002 and earlier of approximately $33.0 million and state NOL carryforwards of approximately $21.6 million. The amount of Mayor’s subsidiary NOL included in the $33.0 million is approximately $1.4 million which is subject to limitations of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. The federal net operating loss carryforwards expire in years beginning in 2010 through to 2020 and the state net operating loss carryforwards expire in years beginning in 2005 through to 2020. The change of control referred to in the subsequent event note (Note H) will limit the availability of the carryforward of these NOL’s. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. The valuation allowance has been recorded for $1.8 million and the net deferred tax asset is nil.

     The Mayor’s subsidiary’s 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company’s financial condition, results of operation, and cash flow cannot be ascertained at this time.

G. Commitments and Contingencies

     The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

     Pending and potential litigation arising from the Company’s planned exit of 13 unprofitable stores has been eliminated with the lease termination settlements of all but one of the closing locations.

     In July 2002, the Company settled with former Mayor’s shareholders related to the Mayor’s acquisition and received $0.9 million above what was recorded in Due from Escrow in the Other Assets section of the Consolidated Balance Sheet. The $0.9 million gain is included in Interest and Other Income on the Consolidated Statement of Operations, as all goodwill related to the transaction was previously written off.

     The Company had $6.2 million in consignment inventory as of August 3, 2002 and $7.9 million as of February 2, 2002.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

H. Subsequent Events

     On August 20, 2002, Mayor’s closed on a gross $15 million equity investment transaction with Birks, before consideration of transaction costs. At the closing, Mayor’s received $10 million in cash and a promissory note from Birks due on September 30, 2002 for the additional $5 million. As consideration for the $15 million investment, Birks received shares of Preferred Convertible Stock that upon exercise into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint the majority of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest to approximately 82% of Mayor’s.

     In connection with the equity investment, the credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group joining the revolving facility group. The revolving facility line increased from $55 million to $58 million. Inventory loan availability was increased and the effective interest rate decreased from prime plus 2.75% to prime plus 1.50%. There is an unused facility fee of 0.25%. The $8 million availability block was reduced to $7 million for the July to December periods and to $6 million for the January to June periods. The $12.5 million junior secured term loan with Back Bay Capital remains, but with the effective interest rate decreasing from 19.5% to 18.25%.

     Essentially all the assets of the Company have been pledged as security for these facilities. The credit agreements include certain covenants related to inventory and capital expenditures.

     As part of its Restructuring Plan, the Company planned to close 13 of its unprofitable stores and 1 lease for a store yet to be built, including 11 locations outside of the Company’s core Florida and Georgia marketplace as well as two stores in Florida. As of August 3, 2002, the Company had closed 3 of these locations and had terminated 1 lease for a store yet to be built. Nine additional stores were closed subsequent to August 3, 2002. The remaining store will be closed as soon as practicable.

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

     As of September 13, 2002, Mayor’s operated 29 luxury jewelry stores in four states. Twelve under performing stores were closed through the end of August 2002, with an additional location scheduled to be closed as soon as practicable.

     The multi-faceted Restructuring Plan adopted during the fourth quarter of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida. Through August 31, 2002, twelve store locations were closed and one lease commitment for a location yet to be built was terminated, with one additional store to close as soon as practicable. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during the second quarter, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15 million equity investment transaction with Birks. At the closing Mayor’s received $10 million in cash and a promissory note from Birks due on September 30, 2002 for $5 million. As consideration for the $15 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint the majority of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. A significant condition to the investment by Birks was the negotiated closing of 13 unprofitable stores and the termination of one lease commitment for a store that was not built. The Company will open two new stores in Florida during the fourth quarter of 2002 that the Company believes will enhance its core market. There can be no assurance, however, that the new stores will enhance its core markets.

     On May 30, 2002, the Company executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan which was amended on August 20, 2002 to add GMAC to the lending group and to increase the revolving facility to $58 million. The financing contains certain conditions, including but not limited to inventory and capital expenditure financial covenants.

     The Company believes short-term growth will come from rebuilding the Company’s presence within existing markets where Mayor’s has enjoyed strong brand recognition.

     As the Company refocuses on its core business, it plans to execute a productive merchandising strategy in its remaining 29 stores. The Company believes that with the additional capital resources that the above mentioned equity infusion will provide, combined with the somewhat improved availability under its loan facilities, as well as the direction and support of Birks, it will be able to execute initiatives that will drive the business toward positive comparable store sales results; there can be no assurance, however, that such results will occur.

     The Company’s net sales for the thirteen and twenty-six weeks ended August 3, 2002 were $27.4 million and $55.8 million, respectively, compared to $35.2 million and $71.4 million, respectively, for the thirteen and twenty-six weeks ended August 4, 2001. The decrease in revenues for the thirteen and twenty-six weeks ended August 3, 2002 is primarily due to merchandising and marketing issues related to the Company’s significant reduction in available capital, coupled with the continued slowdown of the economy. In addition, sales were negatively impacted by certain suppliers withholding shipments, principally Rolex. Subsequent to the equity investment on August 20, 2002, these suppliers have now resumed normal shipments. Comparable store sales decreased 28.4% and 27.3% for the thirteen and twenty-six weeks ended August 3, 2002, respectively.

     The retail jewelry market is particularly subject to the impact of the level of consumer confidence and discretionary income on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprise a significant portion of Mayor’s business, which is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company were unable to sell certain brands of watches, it could have a material adverse effect on the Company’s business, financial condition and operating results. Please refer below to Item 3 “Forward Looking Statements.”

     Gross profit was 27.7% and 31.0% for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to 37.4% and 39.3% for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The decrease in gross profit as a percentage of net sales for the thirteen and twenty-six weeks ended August 3, 2002 is primarily due to the liquidation of slow moving and discontinued inventory, primarily in the non-core market stores being closed.

     The Company believes that the opportunity exists to increase gross profit over the next couple of years. Areas for gross margin improvement include strategies to lower the cost of merchandise purchased, to increase the sales of merchandise exclusive to the Company and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to refine the allocation, replenishment and management of inventory in its stores. As the slow moving and discontinued inventory is liquidated, other direct costs such as slow moving inventory reserves are expected to decrease. There of course can be no assurance that the Company will be able to increase gross profit.

     Store operating and selling expenses were $10.6 million or 38.8% of net sales and $21.7 million or 38.9% of net sales for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $11.2 million or 31.9% of net sales and $22.4 million or 31.3% of net sales for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The increase in store operating and selling expenses as a percentage of net sales for the thirteen and twenty-six weeks ended August 3, 2002 is mainly attributable to a decline in comparable store sales and the liquidation of inventory at reduced margin in the new stores. The Company does not believe there is significant opportunity to reduce these expenses other than the decrease that will occur as a result of the 13 store closings discussed above.

     General and administrative expenses were $4.1 million or 15.0% of net sales and $6.8 million or 12.1% of net sales for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $4.6 million or 13.0% of net sales and $9.4 million or 13.2% of net sales for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The decrease in general and administrative expenses for the thirteen and twenty-six weeks ended August 3, 2002 is primarily a result of a corporate restructuring, net of increases in liability insurance. Included in general and administrative expenses are $390,000 of fees paid to Birks in the second quarter of fiscal year 2002 for merchandising and other consulting services.

     Advertising and marketing expenses were $0.8 million and $1.9 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $2.0 million and $3.6 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively. The decreases in advertising and marketing expenses are primarily attributable to capital constraints.

     Other charges for the thirteen and twenty-six weeks ended August 3, 2002 were $1.3 million and $2.1 million, respectively. These charges consist of one time charges for professional fees related to the execution of the Restructuring Plan and fees related to costs associated with the exit of the non profitable stores. Other charges for the thirteen and twenty-six weeks ended August 4, 2001 were $0.2 million and $1.7 million, respectively. These charges consist of one time charges for strategic cost reduction projects, non-recurring legal fees associated with shareholder related matters and severance costs.

     Depreciation and amortization expenses were $1.5 million and $3.2 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $2.5 million and $4.9 million for the thirteen and twenty-six weeks ended August 4, 2001. The decrease in depreciation and amortization expenses for the thirteen and twenty-six weeks ended August 3, 2002 is a result of the goodwill impairment writedown at the end of Fiscal 2001, and the disposal of fixed assets for the corporate headquarters, which was sold on July 12, 2002, and the closed stores.

     Interest and other income was $0.9 million and $1.0 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $27,000 for the twenty-six weeks ended August 4, 2001. Interest expense related to the Company’s working capital facility was $1.9 million and $2.8 million for the thirteen and twenty-six weeks ended August 3, 2002, respectively, compared to $0.9 million and $1.7 million for the thirteen and twenty-six weeks ended August 4, 2001, respectively.

Liquidity and Capital Resources

     As of August 3, 2002, the Company had a $55 million working capital facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. As a result of the equity infusion from Birks, that facility was replaced on August 20, 2002 with a new facility which included GMAC in the lending group and increased the working capital facility to $58 million. Both of the debt facilities had an expiration of May 30, 2005 and were collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under this current facility is Prime plus 1.5%. The rate on the facility as of September 13, 2002 was 6.25%.

     The May 30, 2002 credit facilities had restrictions regarding borrowing availability. The Company was required to decrease the lesser of collateral availability or the $55 million cap provided by the facility by $8 million; with the amendment on August 20, 2002 the availability block was reduced to $7 million for the July to December periods and $6 million for the January to June periods.

     As of August 3, 2002, after accounting for the foregoing borrowing restrictions, the Company had approximately $46.6 million of borrowing capacity and, after netting the outstanding borrowings of $42.8 million and letter of credit commitments of $919,000, the Company had a net borrowing availability of approximately $2.9 million. Subsequent to the equity investment by Birks and the amendment of the credit facilities, the Company’s borrowing capacity net of outstanding borrowings was increased. As of September 13, 2002, the excess borrowing capacity net of outstanding borrowings was approximately $21 million.

     The working capital facility currently contains financial covenants that limit capital expenditures and require certain levels of inventory investment. There can be no assurance that the Company’s future operating results will be sufficient to meet the requirements of the foregoing covenants.

     The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions as the working capital facility. The term loan also has covenants regarding limitations on capital expenditures and requires certain levels of investment in inventory.

     During the twenty-six weeks ended August 3, 2002, cash flows from operating activities provided $6.6 million in cash. The Company’s business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

     Net cash provided by investing activities was $4.8 million during the twenty-six weeks ended August 3, 2002, primarily from the sale of the corporate headquarters building.

     The Company plans to sell the majority of its private label credit receivables to an outside company in the second half of 2002. This transaction will result in additional liquidity, although there can be no assurance that such a transaction will occur.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition.

     The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. While there can be no assurance thereof, management of the Company believes that the new relationship with Birks will alleviate this situation.

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

     One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Item 2 of the Form’s 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from those estimates. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various factors that are believed to be reasonable.

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

Item 4. Internal Controls

     Not applicable.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

99.1	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K:

             None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC.

(Registrant)

By: /s/ Marc Weinstein

Chief Operating Officer

By: /s/ John Ball

Chief Financial Officer

Date: September 17, 2002