Form 10-Q
period 2002-11-02
MAYORS JEWELERS INC/DE
filed 2002-12-17
CIK 817946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2002

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2290953
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes   ☒    NO   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes   ☐    NO   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,569,858 SHARES ($.0001 PAR VALUE)
AS OF DECEMBER 13, 2002

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Controls and Procedures.
PART II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EMPLOYMENT AGREEMENT - ALBERT RAHM II
EMPLOYMENT AGREEMENT - AIDA ALVAREZ
AMENDED EMPLOYMENT AGREEMENT - ALBERT RAHM II
AMENDED EMPLOYMENT AGREEMENT - AIDA ALVAREZ
AMENDED EMPLOYMENT AGREEMENT - MARC WEINSTEIN
EMPLOYMENT AGREEMENT - JOSEPH KEIFER III
EMPLOYMENT AGREEMENT - THOMAS ANDRUSKEVICH
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

FORM 10-Q
QUARTERLY REPORT

THIRTEEN WEEKS ENDED NOVEMBER 2, 2002

Page No.

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4-5
Consolidated Condensed Statements of Cash Flows	6-7
Notes to Consolidated Condensed Financial Statements	8-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3. Quantitative and Qualitative Disclosures About Market Risks	15
Item 4. Controls and Procedures	16
PART II: OTHER INFORMATION
Items 1, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period
Item 6. Exhibits and Reports on Form 8-K	17

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	November 2,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$537	$2,886
Accounts receivable (net of allowance for doubtful accounts of $1,000 and $1,487, respectively)	6,030	31,845
Inventories	75,914	80,716
Other current assets	2,405	2,604

Total current assets	84,886	118,051

Property, net	17,236	25,455
Other assets	811	1,083

Total non-current assets	18,047	26,538

Total assets	$102,933	$144,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,658	$10,769
Accrued expenses	7,750	7,318
Accrued restructuring	2,646	8,574
Note payable and credit facility	27,459	53,464

Total current liabilities	55,513	80,125
Other long term liabilities	3,648	3,357

Total liabilities	59,161	83,482

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 15,050 shares authorized, 15,050 and 0 shares issued, respectively; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,553,812 and 29,509,703 shares issued, respectively	3	3
Additional paid-in capital	208,092	194,526
Accumulated deficit	(134,923)	(104,022)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	43,772	61,107

Total liabilities and stockholders’ equity	$102,933	$144,589

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	November 2, 2002	November 3, 2001

Net sales	$25,654	$33,881
Cost of sales	17,917	21,124

Gross profit	7,737	12,757
Store operating and selling expenses	8,941	14,091

Store contribution	(1,204)	(1,334)

General and administrative expenses	2,888	2,501
Advertising and marketing expenses	1,411	3,324
Other charges	730	63
Depreciation and amortization	1,127	2,474

	6,156	8,362

Operating loss	(7,360)	(9,696)
Interest and other income	79	3
Interest expense and debt costs	(2,769)	(1,119)

Loss before income taxes	(10,050)	(10,812)
Income taxes	2	—

Net loss	$(10,052)	$(10,812)

Weighted average shares outstanding, basic and diluted	19,569,858	19,488,919
Basic and diluted loss per share	$(0.53)	$(0.55)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED — (Continued)
(Amounts shown in thousands except share and per share data)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 2, 2002	November 3, 2001

Net sales	$81,411	$105,321
Cost of sales	56,399	64,470

Gross profit	25,012	40,851
Store operating and selling expenses	30,632	36,482

Store contribution	(5,620)	4,369

General and administrative expenses	9,652	11,925
Advertising and marketing expenses	3,267	6,920
Other charges	2,783	1,795
Depreciation and amortization	4,350	7,405

	20,052	28,045

Operating loss	(25,672)	(23,676)
Interest and other income	1,071	30
Interest expense and debt costs	(5,572)	(2,822)

Loss before income taxes	(30,173)	(26,468)
Income taxes	450	—

Net loss	$(30,623)	$(26,468)

Weighted average shares outstanding, basic and diluted	19,545,945	19,387,453
Basic and diluted loss per share	$(1.58)	$(1.37)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 2, 2002	November 3, 2001

Cash flows from operating activities:
Cash received from customers	$95,079	$110,812
Cash paid to suppliers and employees	97,933	(118,108)
Interest and other income received	1,071	30
Interest paid	(3,517)	(2,822)
Income taxes paid	(450)	-—

Net cash provided by (used in) continuing operations	(5,750)	(10,088)
Net cash used in discontinued operations	—	(4,839)

Net cash used in operating activities	(5,750)	(14,927)

Cash flows from investing activities:
Capital expenditures, net	(1,587)	(9,239)
Proceeds from sale of fixed assets	5,455	16

Net cash provided by (used in) investing activities	3,868	(9,223)

Cash flows from financing activities:
Proceeds from issuance of preferred convertible stock and warrants, net	13,553	—
Dividends payable to preferred stockholders	(278)	—
Sale of private label credit card receivables	12,147	—
Proceeds from sale of employee stock plans	14	657
Borrowings under line of credit and term loan	113,896	142,295
Line of credit repayments	(139,902)	(118,623)
Payment of commitment fee related to line of credit	(188)	(392)
Other	291	1,598

Net cash (used in) provided by financing activities	(467)	25,535

Net (decrease) increase in cash and cash equivalents	(2,349)	1,385
Cash and cash equivalents at beginning of period	2,886	1,363

Cash and cash equivalents at end of period	$537	$2,748

(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED—(Continued)
(Amounts shown in thousands)

	Thirty-nine	Thirty-nine
	Weeks Ended	Weeks Ended
	November 2, 2002	November 3, 2001

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(30,623)	$(26,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,350	7,405
Provision for doubtful accounts	2,099	2,153
Write-off of deferred financing costs	2,055	—
(Increase) decrease in assets:
Accounts receivable, net	11,568	3,338
Inventories	4,802	384
Other	(1,395)	611
Increase (decrease) in liabilities:
Accounts payable	6,889	2,996
Accrued expenses	433	(507)
Accrued restructuring	(5,928)	—-

Net cash used in continuing operations	(5,750)	(10,088)
Net cash used in discontinued operations	-—	(4,839)

Net cash used in operating activities	$(5,750)	$(14,927)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A.     Basis of Presentation

     The Company’s consolidated condensed financial statements as of November 2, 2002 and February 2, 2002, and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 have not been audited by certified public accountants, but in the opinion of the management of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition. These factors and the need to obtain additional financing indicated that the Company may not have been able to continue as a going concern for a reasonable period of time. As a result thereof, on August 20, 2002, the Company closed on a gross $15 million equity investment transaction with Henry Birks & Sons Inc. (“Birks”) as well as restructured its credit facility and secured a term loan to sustain its operations and to execute its restructuring plan (the “Restructuring Plan”) adopted in the fourth quarter of 2001.

     The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. While there can be no assurance thereof, management of the Company believes that the new relationship with Birks and the debt financing obtained will alleviate this situation.

B.     Restructuring, Asset Impairments and Other Charges

     The multi-faceted Restructuring Plan adopted during the fourth quarter of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida. Through November 30, 2002, twelve locations were closed with one additional store to close as soon as practicable. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during the second quarter, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15 million equity investment transaction with Birks. At the closing, Mayor’s received $10 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint a majority of the members of the Company’s Board of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock issued to Birks have an aggregate liquidation value of $15,050,000.

     On May 30, 2002, the Company executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan. This credit agreement was replaced on August 20, 2002 with a new facility which included GMAC as part of the lending group. The new facility increased the revolving facility to $58 million and improved the loan availability and interest rates, while keeping the Back Bay junior secured term loan at $12.5 million. The credit agreement contains certain covenants, including, but not limited, to inventory and capital expenditure financial covenants.

     The Restructuring Plan, originally expected to be completed during the end of the second quarter of 2002, is now expected to be essentially completed by the end of the fourth quarter of 2002. The Restructuring Plan included the elimination of approximately 207 positions in the field as well as Mayor’s former chief executive officer and the closing of 13 stores as previously discussed.

     During the thirty-nine weeks ended November 2, 2002, approximately $5.9 million of the accrued restructuring costs were paid primarily for lease terminations and severance costs and costs associated with exiting the stores. As of November 2, 2002, the accrued restructuring balance was approximately $2.6 million and related primarily to lease terminations and associated costs.

     Other charges for the thirteen and thirty-nine weeks ended November 2, 2002 consist of one time charges for professional fees related to the execution of the Restructuring Plan, severance costs, a charge related to the sale of certain private label credit card receivables to Wells Fargo and fees related to costs associated with the exit from the unprofitable stores. Other charges for the thirteen and thirty-nine weeks ended November 3, 2001 consist of one time charges for strategic cost reduction projects, non-recurring legal fees associated with stockholder related matters and severance costs.

C.     Credit Facilities

     Prior to May 30, 2002, the Company had an $80 million working capital credit facility in place with a bank group led by Citicorp. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, on May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group joining the revolving facility lender group with a maturity date of May 30, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million. Inventory loan availability was increased and the effective interest rate decreased from prime plus 2.75% to prime plus 1.50%. There is an unused facility fee of 0.25%. The availability block was reduced from $8 million to $7 million for the July to December periods and to $6 million for the January to June periods. The $12.5 million junior secured term loan with Back Bay Capital remains, but with the effective interest rate decreased from 19.5% to 18.25%. Availability under the working capital facility is determined based upon a percentage formula applied to inventory less amounts outstanding under the term loan. Both facilities are collateralized by substantially all the Company’s assets. The credit agreements include certain covenants.

     Based on this, the Company had a $56.5 million borrowing capacity at November 2, 2002. At November 2, 2002, the Company had approximately $27.5 million outstanding under its facility and term loan and had $750,000 in letters of credit outstanding. This means the Company had an excess availability of approximately $29 million.

D.     Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Mayor’s adopted SFAS No. 142 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Mayor’s adopted SFAS No. 144 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

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

E.     Accounts Receivable

     On October 1, 2002, the Company sold $13.1 million of its $18.5 million credit card portfolio to Wells Fargo on a non-recourse basis. A charge on disposal of the portfolio of $473,000 related to the sale is included in Other Charges. The Company retained gross receivables of $5.4 million relating to customers with balances greater than an agreed upon amount and certain accounts that Wells Fargo did not wish to purchase. The Company will continue to provide Wells Fargo the opportunity to purchase accounts receivable on a discount basis going forward. The Company has provisions totaling $1 million which management feels is sufficient to cover any loss.

F.     Inventories

     Inventories are summarized as follows:

	November 2, 2002	February 2, 2002

	(amounts shown in thousands)
Raw materials	$1,321	$656
Finished goods	74,593	80,060

	$75,914	$80,716

G.     Income and Other Taxes

     The Company has federal net operating loss carryforwards (NOL) from fiscal years ending February 2, 2002 and earlier of approximately $33.0 million and state NOL carryforwards of approximately $21.6 million. The amount of Mayor’s subsidiary’s NOL included in the $33.0 million is approximately $1.4 million which is subject the limitations of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. The federal NOL carryforwards expire in years beginning in 2010 through 2020 and the state NOL carryforwards expire in years beginning in 2005 through to 2020. The change of control as a result of the equity investment from Birks will limit the availability of the carryforward of these NOL’s. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded for $1.8 million and the net deferred tax asset is nil.

     The Company is undergoing a Florida sales tax related audit. Management does is not expect that the impact of this audit on the Company’s financial condition, results of operation and cash flows to be material due to that fact that management believes it has recorded adequate reserves to cover these items.

     Mayor’s subsidiary’s 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company’s financial condition, results of operation, and cash flow cannot be ascertained at this time.

H.     Related Party Transactions

     On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Birks. The Company incurred expenses related to the raising of the capital of approximately $1.5 million. As consideration for the investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion would give Birks approximately a 72% interest in Mayor’s. The shares carry a cumulative annual dividend yield of $1,429,750 of which $278,006 was accrued in the third quarter.

     Birks also received warrants that, upon exercise, would increase Birks interest to approximately 82%. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     Included in General and Administrative Expenses are $390,000 of fees paid to Birks in the second quarter of Fiscal 2002 for merchandising and other consulting services prior to the equity investment transaction. In the third quarter, Mayor’s reimbursed Birks $96,000 of costs related to the management of Mayor’s. Also, during the third quarter, Mayor’s purchased $24,000 of merchandise from Birks. As of November 2, 2002, the Company had an amount of $120,000 payable to Birks.

I.     Commitments and Contingencies

     The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

     Pending and potential litigation connected with the Company’s exit of unprofitable stores has been avoided or resolved with lease termination agreements. With respect to the remaining location targeted for closure, the Company anticipates an amicable resolution and is not expected to have a material adverse effect on the financial statements, but no assurances can be given.

     In July 2002, the Company reached a settlement with former Mayor’s stockholders related to the 1998 acquisition of Mayor’s by Jan Bell Marketing, Inc. and received $0.9 million more than what was recorded in Due from Escrow in the Other Assets section of the Consolidated Condensed Balance Sheet. The $0.9 million gain is included in Interest and Other Income on the Condensed Consolidated Statement of Operations, because all goodwill related to the transaction was previously written off.

     The Company had $6.6 million in consignment inventory as of November 2, 2002 versus $9.6 million as of November 3, 2001 and $7.9 million as of February 2, 2002.

J.     Loss per Share

     The following provides a reconciliation of the basic and diluted loss per share amounts for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
(in thousands)	Weeks Ended	Weeks Ended	weeks ended	weeks ended
except share data	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net loss	$(10,052)	$(10,812)	$(30,623)	$(26,468)
Plus: Preferred stock dividends	(278)	—	(278)	—

Net loss attributable to common shareholders	$(10,330)	$(10,812)	$(30,901)	$(26,468)

Weighted average shares	19,569,858	19,488,919	19,545,945	19,387,453

Basic and diluted loss per share	$(0.53)	$(0.55)	$(1.58)	$(1.37)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The discussion should be read in conjuction with, and is qualified in its entirely by reference to, the Consolidated Condensed Financial Statements and related Notes to Consolidated Condensed Financial Statements appearing elsewhere in this report. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s annual report on Form 10-K for the year ended February 2, 2002 and other reports filed with the Securities and Exchange Commission (SEC).

     The multi-faceted Restructuring Plan adopted during the fourth quarter of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, and two stores in Florida. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia. Twelve under-performing stores were closed between March, 2002 and the end of November, 2002, with an additional location scheduled to be closed as soon as practicable. One lease commitment for a location yet to be built was also terminated. Two new stores were opened in November, 2002 in the Company’s core marketplace: one at Merrick Park in Coral Gables, Florida and one at the Mall at Millenia in Orlando, Florida. As of December 13, 2002, Mayor’s operated 31 luxury stores in four states.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during the second quarter, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15 million equity investment transaction with Birks. At the closing Mayor’s received $10 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint a majority of the members of the Company’s Board of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock have an aggregate liquidation value of $15,050,000 and a cumulative annual dividend yield of $1,429,750, of which $278,006 was accrued in the third quarter. A significant condition to the investment by Birks was the negotiated closing of 13 unprofitable stores and the termination of one lease commitment for a store that was not built. The Company opened two new stores in Florida during the fourth quarter of 2002 that the Company believes will enhance its core market. There can be no assurance, however, that the new stores will enhance its core markets. In connection with the equity investment transaction, the Company incurred expenses related to the raising of the capital of $1.5 million, which have been netted against the gross proceeds. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     On May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group joining the revolving facility lender group with a maturity date of May 30, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million.The credit agreement contains certain conditions, including but not limited to inventory and capital expenditure financial covenants.

     The Company believes short-term growth will come from rebuilding the Company’s presence within existing markets where Mayor’s has enjoyed strong brand recognition.

     As the Company refocuses on its core business, it plans to execute a productive merchandising strategy in its remaining 31 stores. The Company believes that with the additional capital resources that the above mentioned equity infusion will provide, combined with the somewhat improved availability under its loan facilities, as well as the direction and support of Birks, it will be able to execute initiatives that will drive the business toward positive comparable store sales results; there can be no assurance, however, that such results will occur.

     The Company’s net sales for the thirteen and thirty-nine weeks ended November 2, 2002 were $25.7 million and $81.4 million, respectively, compared to $33.9 million and $105.3 million, respectively, for the thirteen and thirty-nine weeks ended November 3, 2001. The decrease in revenues for the thirteen and thirty-nine weeks ended November 2, 2002 is primarily due to store closures and merchandising and marketing issues related to the Company’s significant reduction in available capital, coupled with the continued slowdown of the economy. In addition, sales were negatively affected by certain suppliers withholding shipments, principally Rolex. Subsequent to the equity investment on August 20, 2002, these suppliers resumed normal shipments. Delays in receiving some of these shipments reduced sales during the quarter ended November 2, 2002. Comparable store sales decreased 18.2% and 24.6% for the thirteen and thirty-nine weeks ended November 2, 2002, respectively.

     The retail jewelry market is particularly subject to the impact of the level of consumer confidence and discretionary income on the type and value of goods purchased. A second factor facing the industry is the consolidation of the retail industry. The Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business, which depends upon the Company’s ability to effectively market high-end watches constitutes a significant portion of Mayor’s business. If, for any reason, the Company were unable to sell certain brands of watches, this inability could have a material adverse effect on the Company’s business, financial condition and operating results. Please refer below to Item 3 “Forward Looking Statements.”

     Gross profit was 30.2% and 30.7% for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to 37.7% and 38.8% for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The decrease in gross profit as a percentage of net sales for the thirteen and thirty-nine weeks ended November 2, 2002 is primarily due to the liquidation of slow moving and discontinued inventory at reduced margins, primarily in the non-core market stores which were closed.

     The Company believes that the opportunity exists to increase gross profit over the next couple of years. Areas for gross margin improvement include strategies to lower the cost of merchandise purchased, to increase the sales of merchandise exclusive to the Company and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to refine the allocation, replenishment and management of inventory in its stores. As the slow moving and discontinued inventory is liquidated, other direct costs such as slow moving inventory reserves are expected to decrease. There can be no assurance, however, that the Company will be able to increase gross profit.

     Store operating and selling expenses were $8.9 million or 34.9% of net sales and $30.6 million or 37.6% of net sales for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $14.1 million or 41.6% of net sales and $36.5 million or 34.6% of net sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The decrease in store operating and selling expenses for the thirteen weeks ended November 2, 2002 is mainly attributable to the closing of the 12 stores as previously discussed. The increase in store operating and selling expenses as a percentage of net sales for the thirty-nine weeks ended November 2, 2002 is mainly attributable to a decline in comparable store sales and the liquidation of inventory at reduced prices in the new stores. The Company does not believe there is significant opportunity to reduce these expenses other than the decrease that occurred as a result of the store closings discussed above.

     General and administrative expenses were $2.9 million or 11.3% of net sales and $9.7 million or 11.9% of net sales for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $2.5 million or 7.4% of net sales and $11.9 million or 11.3% of net sales for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The increase in general and administrative expenses for the thirteen weeks ended November 2, 2002 is primarily a result of increases in D&O liability insurance. The decrease in general and administrative expenses for the thirty-nine weeks ended November 2, 2002 is primarily a result of a corporate restructuring, net of increases in liability insurance. Included in general and administrative expenses are $390,000 of fees paid to Birks in the second quarter of fiscal year 2002 for merchandising and other consulting services. In the third quarter, Mayor’s reimbursed Birks $96,000 of costs related to the management of Mayor’s.

     Advertising and marketing expenses were $1.4 million and $3.3 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $3.3 million and $6.9 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The decreases in advertising and marketing expenses are primarily attributable to capital constraints.

     Other charges for the thirteen and thirty-nine weeks ended November 2, 2002 were $0.7 million and $2.8 million, respectively. These charges consist of one time charges for professional fees related to the execution of the Restructuring Plan, severance costs, the charge associated with the sale of certain private label credit card receivables to Wells Fargo and fees related to costs associated with the closing of the unprofitable stores. Other charges for the thirteen and thirty-nine weeks ended November 3, 2001 were $63,000 and $1.8 million, respectively. These charges consist of one time charges for strategic cost reduction projects, non-recurring legal fees associated with stockholder related matters and severance costs.

     Depreciation and amortization expenses were $1.1 million and $4.4 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $2.5 million and $7.4 million for the thirteen and thirty-nine weeks ended November 3, 2001. The decrease in depreciation and amortization expenses for the thirteen and thirty-nine weeks ended November 2, 2002 is a result of the goodwill impairment writedown at the end of fiscal 2001, and the disposal of fixed assets previously located at the corporate headquarters, which was sold on July 12, 2002, and the closing of the closed stores.

     Interest and other income was $79,000 and $1.1 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $3,000 and $30,000 for the thirteen and thirty-nine weeks ended November 3, 2001, respectively. Other income includes a payment of $0.9 million received in connection with a settlement with former Mayor’s stockholders of $.9 million. Interest expense related to the Company’s working capital facility was $2.8 million and $5.6 million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively, compared to $1.1 million and $2.8 million for the thirteen and thirty-nine weeks ended November 3, 2001, respectively.

Liquidity and Capital Resources

     As of November 2, 2002, the Company had a $58 million working capital facility with Fleet Retail Finance and GMAC and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities have an expiration of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under this current facility is prime plus 1.5%. The rate on the facility as of December 13, 2002 was 5.75%.

     The credit facility has restrictions regarding borrowing availability. The Company is required to decrease the lesser of collateral availability or the $58 million cap provided by the facility by $7 million for the July to December periods and $6 million for the January to June periods.

     As of November 2, 2002, after accounting for the foregoing borrowing restrictions, the Company had approximately $56.5 million of borrowing capacity and, after netting the outstanding borrowings of $27.5 million and letter of credit commitments of $750,000, the Company had an excess availability of approximately $29 million.

     The working capital facility currently contains financial covenants that limit capital expenditures and require certain levels of inventory investment. There can be no assurance that the Company’s future operating results will be sufficient to meet the requirements of the foregoing covenants.

     The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions as the working capital facility. The term loan also has covenants regarding limitations on capital expenditures.

     During the thirty-nine weeks ended November 2, 2002, cash flows from operating activities provided $5.7 million in cash. The Company’s business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

     Net cash provided by investing activities was $3.9 million during the thirty-nine weeks ended November 2, 2002, primarily from the sale of the corporate headquarters building. Net cash used in financing activities was $0.5 million during the thirty-nine weeks ended November 2, 2002.

     The Company sold the majority of its private label credit card receivables to an outside company in the third quarter 2002. This transaction resulted in additional liquidity. On October 1, 2002, the Company sold $13.1 million of the $18.5 million of its credit card portfolio to on a non-recourse basis to Wells Fargo. The Company retained gross receivables of $5.4 million of credit card receivables relating to high end customers and accounts under collection. The Company will continue to process credit card receivables for these high end clients in the future (individual sales greater than $25,000). The Company has allowance for doubtful accounts totaling $1 million which it feels is sufficient to cover any potential loss.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition.

     The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. While there can be no assurance thereof, management of the Company believes that the new relationship with Birks as well as the new secured debt financing will alleviate this situation.

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

     One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K for the year ended February 2, 2002 and Item 2 of this Form 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

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

     Provision for slow moving and obsolete inventory. The Company writes down its inventory for estimated unmarketable inventory or obsolescence equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 4. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures:

Within the 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Exchange Act.

     (b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On August 20, 2002, Mayor’s Jewelers, Inc. sold 15,050,000 shares of preferred stock to Henry Birks & Sons Inc. As consideration, Mayor’s received $15,050,000 in cash. Exemption from registration for these securities is in accordance with Section 4(2) of the Securities Act of 1933. Each share of preferred stock is convertible into 3,333.33 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

10.17	Employment Agreement dated May 10, 2001, between Albert Rahm II and the Company.

10.18	Employment Agreement dated May 10, 2001, between Aida Alvarez and the Company.

10.19	Amended Employment Agreement dated July 19, 2002, between Albert Rahm II and the Company.

10.20	Amended Employment Agreement dated July 19, 2002, between Aida Alvarez and the Company.

10.21	Amended Employment Agreement dated July 19, 2002, between Marc Weinstein and the Company.

10.22	Employment Agreement dated October 1, 2002, between Joseph Keifer III and the Company.

10.23	Employment Agreement dated October 29, 2002, between Thomas Andruskevich and the Company.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K:

4.1 Certificate of Designation of Series A Convertible Preferred Shares, incorporated by reference herein from the current report on Form 8-K filed with the SEC on September 5, 2002.

4.2 Warrant Agreement, dated August 20, 2002, between the Registrant and Birks to purchase shares of Common Stock at 30 cents per share, incorporated by reference herein from the current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2002.

4.3 Warrant Agreement, dated August 20, 2002, between the Registrant and Birks to purchase shares of Common Stock at 35 cents per share, incorporated by reference herein from the current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2002.

4.4 Warrant Agreement, dated August 20, 2002, between the Registrant and Birks to purchase shares of Common Stock at 40 cents per share, incorporated by reference herein from the current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2002.

4.5 Registration Rights Agreement, dated August 20, 2002, between the Registrant and Birks, incorporated by reference herein from the current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)

	By:	/s/ Thomas A. Andruskevich

Chief Executive Officer

	By:	/s/ John Ball

Chief Financial Officer

Date: December 17, 2002

CERTIFICATION

I, Thomas A. Andruskevich, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Mayor’s Jewelers, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ Thomas A. Andruskevich

Thomas A. Andruskevich
Chief Executive Officer

CERTIFICATION

I, John Ball, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Mayor’s Jewelers, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ John Ball

John Ball
Chief Financial Officer