Form 10-QT
period 2003-01-04
MAYORS JEWELERS INC/DE
filed 2003-02-27
CIK 817946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From February 3, 2002 to March 30, 2002 and November 3, 2002 to January 4, 2003

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2290953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14051 N.W. 14th Street
Sunrise, Florida 33323
(Address of principal executive offices) (Zip Code)

(954) 846-2709
(Registrant’s telephone number, including area code)

Mayor’s Jewelers, Inc. former fiscal year ended on February 1, 2003. The decision was made on January 15, 2003 to change it to
March 29, 2003.

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  [   ]      NO  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,608,310 SHARES ($.0001 PAR VALUE)
AS OF FEBRUARY 27, 2003

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Controls and Procedures.
PART II: OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
Certification of CEO
Certification of CFO

FORM 10-Q
QUARTERLY REPORT

Page No.

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements — Unaudited
Consolidated Condensed Balance Sheets as of March 30, 2002 and February 2, 2002	3
Consolidated Condensed Statements of Operations for the eight week period ended March 30, 2002 and the nine week period ended April 7, 2001	4
Consolidated Condensed Statements of Cash Flows for the eight week period ended March 30, 2002 and the nine week period ended April 7, 2001	5-6
Notes to Consolidated Condensed Financial Statements as of March 30, 2002 and February 2, 2002 and the eight week period ended March 30, 2002 and the nine week period ended April 7, 2001	7-10
Consolidated Condensed Balance Sheets as of January 4, 2003 and November 2, 2002	11
Consolidated Condensed Statements of Operations for the nine week periods ended January 4, 2003 and January 5, 2002	12
Consolidated Condensed Statements of Cash Flows for the nine week periods ended January 4, 2003 and January 5, 2002	13-14
Notes to Consolidated Condensed Financial Statements as of January 4, 2003 and November 2, 2002 and the nine week periods ended January 4, 2003 and January 5, 2002	15-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-23
Item 3. Quantitative and Qualitative Disclosures About Market Risks	24
Item 4. Controls and Procedures	24
PART II: OTHER INFORMATION
Items 1, 3, 4, and 5 have been omitted because they are not applicable with respect to the current reporting period
Item 6. Exhibits and Reports on Form 8-K	25

PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	March 30,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,609	$2,886
Accounts receivable (net of allowance for doubtful accounts of $1,258 and $1,487, respectively)	24,126	31,845
Inventories	75,045	80,716
Other current assets	1,693	2,604

Total current assets	103,473	118,051

Property, net	24,530	25,455
Other assets	1,076	1,083

Total non-current assets	25,606	26,538

Total assets	$129,079	$144,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,190	$10,769
Accrued expenses	6,812	7,318
Accrued restructuring	8,490	8,574
Note payable and credit facility	49,250	53,464

Total current liabilities	69,742	80,125
Other long term liabilities	3,587	3,357

Total liabilities	73,329	83,482

Stockholders’ Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,509,703 shares issued	3	3
Additional paid-in capital	194,527	194,527
Accumulated deficit	(109,380)	(104,023)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	55,750	61,107

Total liabilities and stockholders’ equity	$129,079	$144,589

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Eight	Nine
	Weeks Ended	Weeks Ended
	March 30, 2002	April 7, 2001

Net sales	$18,233	$24,982
Cost of sales	12,211	14,406

Gross profit	6,022	10,576
Store operating and selling expenses	7,210	7,811

Store contribution	(1,188)	2,765

General and administrative expenses	1,634	3,768
Advertising and marketing expenses	601	1,184
Other charges	305	—
Depreciation and amortization	1,132	1,596

	3,672	6,548

Operating loss	(4,860)	(3,783)
Interest and other income	41	14
Interest expense and debt costs	(538)	(493)

Net loss	$(5,357)	$(4,262)

Weighted average shares outstanding, basic and diluted	19,525,749	19,267,022

Basic and diluted loss per share	$(0.27)	$(0.22)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Eight	Nine
	Weeks Ended	Weeks Ended
	March 30, 2002	April 7, 2001

Cash flows from operating activities:
Cash received from customers	$25,952	$27,949
Cash paid to suppliers and employees	(21,544)	(30,819)
Interest and other income received	41	14
Interest paid	(459)	(418)

Net cash provided by (used in) continuing operations	3,990	(3,274)
Net cash used in discontinued operations	—	(4,484)

Net cash provided by (used in) operating activities	3,990	(7,758)

Capital expenditures, net	(252)	(1,271)
Proceeds from sale of fixed assets	44	—

Net cash used in investing activities	(208)	(1,271)

Cash flows from financing activities:
Borrowings under line of credit and term loan	20,821	42,323
Line of credit repayments	(25,035)	(34,758)
Payment of commitment fee related to line of credit	(75)	(102)
Other	230	1,831

Net cash (used in) provided by financing activities	(4,059)	9,294

Net (decrease) increase in cash and cash equivalents	(277)	265
Cash and cash equivalents at beginning of period	2,886	1,363

Cash and cash equivalents at end of period	$2,609	$1,628

(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED — (Continued)
(Amounts shown in thousands)

	Eight	Nine
	Weeks Ended	Weeks Ended
	March 30, 2002	April 7, 2001

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(5,357)	$(4,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,132	1,596
Amortization of debt costs	79	75
Provision for doubtful accounts	316	320
(Increase) decrease in assets:
Accounts receivable	7,403	2,647
Inventories	5,671	(4,957)
Other	915	1,504
Increase (decrease) in liabilities:
Accounts payable	(5,579)	1,913
Accrued expenses	(506)	(2,110)
Accrued restructuring	(84)	—

Net cash provided by (used in) operating activities	3,990	(3,274)
Net cash used in discontinued operations	—	(4,484)

Net cash provided by (used in) operating activities	$3,990	$(7,758)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AS OF MARCH 30, 2002 AND
FEBRUARY 2, 2002 AND THE EIGHT WEEK PERIOD ENDED MARCH 30, 2002 AND THE NINE WEEK PERIOD
ENDED APRIL 7, 2001
(Unaudited)

A.  Basis of Presentation

     The Company’s consolidated condensed financial statements as of March 30, 2002 and February 2, 2002 and for the eight week period ended March 30, 2002 and the nine week period ended April 7, 2001 have not been audited by certified public accountants, but in the opinion of the management of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the eight and nine week periods ended March 30, 2002 and April 7, 2001 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31. The interim unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the information and footnotes normally included in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 2, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC. The transition period from February 3, 2002 to March 30, 2002 as a result of the Company’s change in fiscal year-end is an eight week period and is compared to the nine week period ended April 7, 2001 because an eight week comparable period in the prior year is not available from the Company’s accounting records.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition. These factors and the need to obtain additional financing indicated that the Company may not have been able to continue as a going concern for a reasonable period of time. On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company also restructured its credit facility and secured a term loan to sustain its operations and to execute its restructuring plan (the “Restructuring Plan”) adopted in the fourth quarter of 2001.

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

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida and the termination of one lease commitment for a location that was not built. All thirteen locations were closed as of February 27, 2003, as well as one additional underperforming store that was not in the Restructuring Plan. The Company is currently in negotiations to close one additional underperforming store which is outside of the Florida and Georgia marketplace. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during June and July 2002, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15.05 million equity investment transaction with Birks. At the closing, Mayor’s received $10.05 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15.05 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint a majority of the members of the Company’s Board of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock issued to Birks have an aggregate liquidation value of $15,050,000.

     On May 30, 2002, the Company executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan. This credit agreement was replaced on August 20, 2002 with a new facility which included GMAC as part of the lending group. The new facility increased the revolving facility to $58 million and improved the loan availability and interest rates, while keeping the Back Bay junior secured term loan at $12.5 million. The credit agreement contains certain covenants, including, but not limited to, a capital expenditure financial covenant.

     The Restructuring Plan, originally expected to be completed during the end of June 2002, is now expected to be essentially completed by the end of February 2003. The Restructuring Plan included the elimination of approximately 200 positions in the field as well as Mayor’s former chief executive officer and the closing of 13 stores as previously discussed. As of March 30, 2002, the accrued restructuring balance was approximately $8.5 million and related primarily to lease terminations and associated costs. During the eight week period ended March 30, 2002, Mayor’s paid approximately $83,000 of the accrued restructuring primarily related to severance costs.

     During the eight week period ended March 30, 2002, the Company incurred approximately $305,000 of costs related to consulting fees in the restructuring of the Company’s financing options which is included in Other Charges in the Consolidated Condensed Statement of Operations.

C.  Credit Facilities

     Prior to May 30, 2002, the Company had an $80 million working capital credit facility in place with a bank group led by Citicorp. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. As of March 30, 2002, the Company had $52.3 borrowing capacity under the credit facility at an interest rate of 5.9% and had letters of credit outstanding in the amount of $919,000. On May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group with a maturity date of August 20, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million. Inventory loan availability was increased and the effective interest rate decreased from prime plus 2.75% to prime plus 1.50%. There is an unused facility fee of 0.25%. The availability block was reduced from $8 million to $7 million for the July to December periods and to $6 million for the January to June periods. The $12.5 million junior secured term loan with Back Bay Capital remains, but with the effective interest rate decreased from 19.5% to 18.25%. Availability under the working capital facility is determined based upon a percentage formula applied to inventory less amounts outstanding under the term loan. Both facilities are collateralized by substantially all the Company’s assets. The credit agreement contains certain covenants, including, but not limited to, a capital expenditure financial covenant.

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

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiative after December 31, 2002. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

E.  Inventories

     Inventories are summarized as follows:

	March 30, 2002	February 2, 2002

	(amounts shown in thousands)
Raw materials	$1,424	$656
Finished goods	73,621	80,060

	$75,045	$80,716

F.  Income and Other Taxes

     The Company has federal net operating loss carryforwards (NOL) from fiscal years ended February 2, 2002 and earlier of approximately $33.0 million and state NOL carryforwards of approximately $21.6 million. The amount of Mayor’s subsidiary’s NOL included in the $33.0 million is approximately $1.4 million which is subject to the limitations of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. The federal NOL carryforwards expire in years beginning in 2010 through 2020 and the state NOL carryforwards expire in years beginning in 2005 through to 2020. The change of control as a result of the equity investment from Birks, as discussed in Note A, will limit the availability of the carryforward of these NOL’s. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded for $1.8 million and the net deferred tax asset is zero.

     The Company is undergoing a Florida sales tax related audit. Management does not expect the impact of this audit will have a material adverse affect on the Company’s financial condition, results of operation and cash flows due to that fact that management believes it has recorded adequate reserves to cover these items.

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

     The Company had $6.9 million in consignment inventory as of March 30, 2002.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	January 4,	November 2,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$633	$537
Accounts receivable (net of allowance for doubtful accounts of $1,000)	7,202	6,030
Inventories	77,087	75,914
Other current assets	1,541	2,405

Total current assets	86,463	84,886

Property, net	17,555	17,236
Other assets	867	811

Total non-current assets	18,422	18,047

Total assets	$104,885	$102,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,382	$17,658
Accrued expenses	8,792	7,750
Accrued restructuring	1,558	2,646
Note payable and credit facility	22,390	27,459

Total current liabilities	53,122	55,513
Other long term liabilities	3,549	3,648

Total liabilities	56,671	59,161

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 15,050 shares authorized, 15,050 shares issued, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,553,812 shares issued	3	3
Additional paid-in capital	208,092	208,092
Accumulated deficit	(130,481)	(134,923)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	48,214	43,772

Total liabilities and stockholders’ equity	$104,885	$102,933

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Nine	Nine
	Weeks Ended	Weeks Ended
	January 4, 2003	January 5, 2002

Net sales	$36,655	$49,492
Cost of sales	21,747	30,739

Gross profit	14,908	18,753
Store operating and selling expenses	7,405	11,413

Store contribution	7,503	7,340

General and administrative expenses	1,986	1,918
Advertising and marketing expenses	612	1,360
Restructuring and other charges	(981)	1,114
Depreciation and amortization	657	1,617

	2,274	6,009

Operating income	5,229	1,331
Interest and other income	1	7
Interest expense and debt costs	(604)	(689)

Income before income taxes	4,626	649
Income taxes	(54)	(240)

Net income	$4,680	$889

Weighted average shares outstanding:
Basic	19,569,858	19,493,222

Diluted	82,466,799	19,493,222

Earnings per share:
Basic	$0.21	$0.05

Diluted	$0.06	$0.05

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Nine	Nine
	Weeks Ended	Weeks Ended
	January 4, 2003	January 5, 2002

Cash flows from operating activities:
Cash received from customers	$35,483	$44,659
Cash paid to suppliers and employees	(28,641)	(23,596)
Interest and other income received	1	7
Interest paid	(547)	(613)
Income taxes refunded	54	240

Net cash provided by operating activities	6,350	20,697

Cash flows from investing activities:
Capital expenditures, net	(975)	(1,220)

Net cash used in investing activities	(975)	(1,220)

Cash flows from financing activities:
Borrowings under line of credit and term loan	31,395	27,910
Line of credit repayments	(36,464)	(47,319)
Payment of commitment fee related to line of credit	(111)	-—
Other	(99)	32

Net cash used in financing activities	(5,279)	(19,377)

Net increase in cash and cash equivalents	96	101
Cash and cash equivalents at beginning of period	537	2,748

Cash and cash equivalents at end of period	$633	$2,849

(continued)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED — (Continued)
(Amounts shown in thousands)

	Nine	Nine
	Weeks Ended	Weeks Ended
	January 4, 2003	January 5, 2002

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,680	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657	1,617
Amortization of debt costs	57	76
Provision for doubtful accounts	312	618
(Increase) decrease in assets:
Accounts receivable	(1,484)	(5,451)
Inventories	(1,173)	21,806
Other	862	2,509
Increase (decrease) in liabilities:
Accounts payable	2,485	(1,288)
Accrued expenses	1,042	(79)
Accrued restructuring	(1,088)	-—

Net cash provided by operating activities	$6,350	$20,697

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AS OF JANUARY 4, 2003 AND
NOVEMBER 2, 2002 AND THE NINE WEEK PERIODS ENDED JANUARY 4, 2003 AND JANUARY 5, 2002
(Unaudited)

A.  Basis of Presentation

     The Company’s consolidated condensed financial statements as of January 4, 2003 and November 2, 2002, and the nine week periods ended January 4, 2003 and January 5, 2002 have not been audited by certified public accountants, but in the opinion of the management of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. Results of the nine week periods ended January 4, 2003 and January 5, 2002 are not necessarily indicative of annual results because of the seasonality of the Company’s business.

     The Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31. The interim unaudited consolidated condensed financial information as of January 4, 2003 represents the third quarter period end as a result of the change in fiscal year. The results of operations and cash flows for the nine week period ended January 4, 2003 represents the interim information from the last From 10-Q filed with the SEC to the “new” third quarter period end. The results of operations and cash flows for the nine week period ended January 5, 2002 is presented as comparable information. The interim unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the information and footnotes normally included in the annual consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended February 2, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC.

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from continuing operations and certain vendors had expressed concerns about the Company’s financial condition. These factors and the need to obtain additional financing indicated that the Company may not have been able to continue as a going concern for a reasonable period of time. On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company also restructured its credit facility and secured a term loan to sustain its operations and to execute its restructuring plan (the “Restructuring Plan”) adopted in the fourth quarter of fiscal 2001.

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

B.  Restructuring, Asset Impairments and Other Charges

     The multi-faceted Restructuring Plan adopted during the four weeks ended February 2, 2002 of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs. The restructuring costs and the write-off of goodwill were recorded in the four weeks ended February 2, 2002.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida and the termination of one lease commitment for a location that was not built. All thirteen locations were closed as of February 27, 2003, as well as one additional underperforming store not included in the Restructuring Plan. The Company is currently in negotiations to close one additional underperforming store which is outside of the Florida and Georgia marketplace. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during June and July 2002, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15.05 million equity investment transaction with Birks. At the closing, Mayor’s received $10.05 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15.05 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint a majority of the members of the Company’s Board of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock issued to Birks have an aggregate liquidation value of $15,050,000.

     On May 30, 2002, the Company executed a credit agreement with Fleet Retail Finance and Back Bay Capital for a three year $55 million revolving facility and a $12.5 million junior secured term loan. This credit agreement was replaced on August 20, 2002 with a new facility which included GMAC as part of the lending group. The new facility increased the revolving facility to $58 million and improved the loan availability and interest rates, while keeping the Back Bay junior secured term loan at $12.5 million. The credit agreement contains certain covenants including, but not limited to, a capital expenditure financial covenant.

     The Restructuring Plan, originally expected to be completed during the end of June 2002, is now expected to be essentially completed by February 27, 2003. The Restructuring Plan included the elimination of approximately 200 positions in the field as well as Mayor’s former chief executive officer and the closing of 13 stores as previously discussed. As of January 4, 2003, the accrued restructuring balance was approximately $1.6 million and related primarily to lease terminations and associated costs.

     During the nine week period ended January 4, 2003, the Company reversed approximately $1 million of reserves previously recorded for the exit of leases for closed stores in accordance with the Restructuring Plan which were terminated at costs more favorable than originally estimated. During the nine week period ended January 5, 2002, the Company incurred approximately $1.1 million of costs related to strategic cost reduction projects and non-recurring legal fees relating to stockholder related matters and severance costs.

C.  Credit Facilities

     Prior to May 30, 2002, the Company had an $80 million working capital credit facility in place with a bank group led by Citicorp. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, on May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group with a maturity date of August 20, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million. Inventory loan availability was increased and the effective interest rate decreased from prime plus 2.75% to prime plus 1.50%. There is an unused facility fee of 0.25%. The availability block was reduced from $8 million to $7 million for the July to December periods and to $6 million for the January to June periods. The $12.5 million junior secured term loan with Back Bay Capital remains, but with the effective interest rate decreased from 19.5% to 18.25%. Availability under the working capital facility is determined based upon a percentage formula applied to inventory less amounts outstanding under the term loan. Both facilities are collateralized by substantially all the Company’s assets. The credit agreements include certain covenants, including, but not limited to, a capital expenditure financial covenant.

     Based on this, the Company had a $54.5 million borrowing capacity at January 4, 2003. At January 4, 2003, the Company had approximately $22.4 million outstanding under its facility and term loan and had $750,000 in letters of credit outstanding. This means the Company had an excess availability of approximately $31 million.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary Mayor’s adopted SFAS No. 144 in the first quarter of 2002. The adoption has not had a material effect on Mayor’s financial statements.

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

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

E.  Accounts Receivable

     On October 1, 2002, the Company sold $13.1 million of its $18.5 million credit card portfolio to Wells Fargo on a non-recourse basis. The Company retained gross receivables of $5.4 million relating to customers with balances greater than an agreed upon amount and certain accounts that Wells Fargo did not wish to purchase. The Company will continue to provide Wells Fargo the opportunity to purchase accounts receivable on a discount basis going forward. The Company has provisions totaling $1 million which management believes is sufficient to cover any loss.

F.  Inventories

     Inventories are summarized as follows:

	January 4, 2003	November 2, 2002

	(amounts shown in thousands)
Raw materials	$304	$1,321
Finished goods	76,783	74,593

	$77,087	$75,914

G.  Income and Other Taxes

     The Company has federal net operating loss carryforwards (NOL) from fiscal years ended February 2, 2002 and earlier of approximately $33.0 million and state NOL carryforwards of approximately $21.6 million. The amount of Mayor’s subsidiary’s NOL included in the $33.0 million is approximately $1.4 million which is subject to the limitations of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. The federal NOL carryforwards expire in years beginning in 2010 through 2020 and the state NOL carryforwards expire in years beginning in 2005 through to 2020. The change of control as a result of the equity investment from Birks as discussed in Note A, will limit the availability of the carryforward of these NOL’s. The Company also has an alternative minimum tax credit carryforward of approximately $1.8 million to offset future federal income taxes. A valuation allowance has been recorded for $1.8 million and the net deferred tax asset is zero.

     During the nine week periods ended January 4, 2003 and January 5, 2002, the Company received refunds of approximately $54,000 and $240,000, respectively, related to overpayments of AMT tax estimates.

     The Company is undergoing a Florida sales tax related audit. Management does not expect the impact of this audit on the Company’s financial condition, results of operation and cash flows to be material due to that fact that management believes it has recorded adequate reserves to cover these items.

     Mayor’s subsidiary’s 1994, 1995 and 1996 federal income tax returns are currently under examination by the IRS. The impact of the IRS examination on the Company’s financial condition, results of operation, and cash flow cannot be ascertained at this time.

H.  Related Party Transactions

     On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Birks. The Company incurred expenses related to the raising of the capital of approximately $1.5 million. As consideration for the investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion would give Birks approximately a 72% interest in Mayor’s. The shares carry a cumulative annual dividend yield of $1,429,750 of which $516,299 was accrued as of January 4, 2003.

     Birks also received warrants that, upon exercise, would increase Birks interest to approximately 82%. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     For the nine weeks ended January 4, 2003, Mayor’s reimbursed Birks $57,000 of costs related to the management of Mayor’s. Also, Mayor’s purchased $236,000 of merchandise from Birks and Birks purchased $164,000 of merchandise from Mayors. As of January 4, 2003, the Company had an amount of approximately $258,000 payable to Birks for inventory and approximately $127,000 for management services.

I.  Commitments and Contingencies

     The Company is involved in litigation arising from the normal course of business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

     The Company had $9.3 million in consignment inventory as of January 4, 2003 versus $6.6 million as of November 2, 2002.

J.  Earnings per Share

     The following provides a reconciliation of the basic and diluted earnings per share amounts for the nine week periods ended January 4, 2003 and January 5, 2002:

	Nine	Nine
Basic Earnings per Share	Weeks Ended	Weeks Ended
(in thousands except share data)	January 4, 2003	January 5, 2002

Net income	$4,680	$889
Less: Preferred stock dividends	(516)	—

Net income attributable to common shareholders	$4,164	$889

Weighted average shares	19,569,858	19,493,222

Basic earnings per share	$0.21	$0.05

	Nine	Nine
Diluted Earnings per Share	Weeks Ended	Weeks Ended
(in thousands except share data)	January 4, 2003	January 5, 2002

Net income	$4,680	$889

Basic weighted average shares	19,569,858	19,493,222
Dilutive potential common shares	62,896,941	—

Weighted average shares	82,466,799	19,493,222

Diluted earnings per share	$0.06	$0.05

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The discussion should be read in conjunction with, and is qualified in its entirely by reference to the Consolidated Condensed Financial Statements and related Notes to Consolidated Condensed Financial Statements appearing elsewhere in this report. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended February 2, 2002 and other reports filed with the Securities and Exchange Commission (SEC).

     The multi-faceted Restructuring Plan adopted during the fourth quarter of fiscal 2001 included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     The stores to be closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, and two stores in Florida and the termination of one lease commitment for a location that was not built. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia. All thirteen under-performing stores were closed between March 2002 and February 2003, as well as one additional underperforming store not included in the Restructuring Plan. The Company is currently in negotiations to close one additional underperforming store which is outside of the Florida and Georgia marketplace. Two new stores were opened in November 2002 in the Company’s core marketplace: one at Merrick Park in Coral Gables, Florida and one at the Mall at Millenia in Orlando, Florida. As of February 27, 2003, Mayor’s operated 29 luxury stores.

     Assets earmarked for liquidation included certain unproductive inventories, a significant portion of which were liquidated during June and July 2002, the Company’s headquarters building and associated real estate in Sunrise, Florida, which were sold on July 12, 2002, fixed assets in the closed stores and certain other assets.

     Additionally, on August 20, 2002, Mayor’s closed on a gross $15.05 million equity investment transaction with Birks. At the closing Mayor’s received $10.05 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15.05 million investment, Birks received shares of Series A Convertible Preferred Stock that upon conversion into common stock would give Birks approximately a 72% interest in Mayor’s. The investment also provides Birks with the right to appoint a majority of the members of the Company’s Board of Directors and provides warrants to acquire additional shares which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock have an aggregate liquidation value of $15,050,000 and a cumulative annual dividend yield of $1,429,750, of which $516,299 was accrued through January 4, 2003. A significant condition to the investment by Birks was the negotiated closing of 13 unprofitable stores and the termination of one lease commitment for a store that was not built. The Company opened two new stores in Florida in November 2002 that the Company believes will enhance its core market. There can be no assurance, however, that the new stores will enhance its core markets. In connection with the equity investment transaction, the Company incurred expenses related to the raising of the capital of $1.5 million, which have been netted against the gross proceeds. Of the net proceeds raised of approximately $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     On May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The credit facilities were replaced on August 20, 2002, with a new facility with GMAC as a member of the lending group with a maturity date of August 20, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million. The credit agreement contains certain conditions, including but not limited to, inventory and capital expenditure financial covenants.

     The Company believes short-term growth will come from rebuilding the Company’s presence within existing markets where Mayor’s has enjoyed strong brand recognition.

     As the Company refocuses on its core business, it plans to execute a refocused merchandising strategy in its remaining 29 stores. The Company believes that with the additional capital resources that the above mentioned equity infusion will provide, combined with the improved availability under its loan facilities, as well as the direction and support of Birks, it will be able to execute initiatives that will drive the business toward positive comparable store sales results; there can be no assurance, however, that such results will occur.

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

     On January 15, 2003, the Company elected to change the date of its fiscal year end from the closest Saturday to January 31 to the closest Saturday to March 31. The following discussion on results of operations compares the eight weeks ended March 30, 2002 to the nine weeks ended April 7, 2001 and the nine weeks ended January 4, 2003 to the nine weeks ended January 5, 2002.

     The Company’s net sales for the eight weeks ended March 30, 2002 were $18.2 million compared to $25.0 million for the nine weeks ended April 7, 2001. The decrease in revenues for the eight weeks ended March 30, 2002 is primarily due to one less week of sales included in the comparison and to the result of merchandising and marketing constraints related to the Company’s significant reduction in available capital coupled with the continued slowdown of the economy.

     The Company’s net sales for the nine weeks ended January 4, 2003 were $36.7 million compared to $49.5 million for the nine weeks ended January 5, 2002. The decrease in revenues for the nine weeks ended January 4, 2003 is primarily due to store closures and the off-price promotional activities in place during the 2001 holiday season in order to raise cash, coupled with the continued slowdown of the economy. Comparable store sales decreased 23.2% for the nine weeks ended January 4, 2003.

     Gross profit was $6.0 million, or 33.0% of net sales for the eight weeks ended March 30, 2002 compared to $10.6 million, or 42.3% of net sales for the nine weeks ended April 7, 2001. The decrease in gross profit as a percentage of net sales for the eight weeks ended March 30, 2002 is primarily due to the liquidation of slow moving and discontinued inventory at reduced margins, primarily in the non-core market stores which were closed.

     Gross profit was 40.7% for the nine weeks ended January 4, 2003 compared to 37.9% for the nine weeks ended January 5, 2002. The increase in gross profit as a percentage of net sales for the nine weeks ended January 4, 2003 is primarily due to higher margin sales due to lower markdowns at the stores.

     The Company believes that the opportunity exists to increase gross profit over the next couple of years. Areas for possible gross margin improvement include strategies to lower the cost of merchandise purchased, to increase the sales of merchandise exclusive to the Company and to move the mix of sales towards higher margin jewelry items. In addition, the Company expects to refine the allocation, replenishment and management of inventory in its stores. As the slow moving and discontinued inventory is liquidated, other direct costs such as slow moving inventory reserves are expected to decrease. There can be no assurance; however, that the Company will be able to increase gross profit.

     Store operating and selling expenses were $7.2 million or 39.5% of net sales for the eight weeks ended March 30, 2002 compared to $7.8 million or 31.3% of net sales for the nine weeks ended April 7, 2001. The increase in store operating and selling expenses as a percentage of net sales for the eight weeks ended March 30, 2002 is mainly attributable to a decline in comparable store sales and a lack of performance in the new stores whose opening costs were not absorbed in the percentage of sales due to low volume.

     Store operating and selling expenses were $7.4 million or 20.2% of net sales for the nine weeks ended January 4, 2003 compared to $11.4 million or 23.1% of net sales for the nine weeks ended January 5, 2002. The decrease in store operating and selling expenses for the nine weeks ended January 4, 2003 is mainly attributable to the closing of the 13 stores as previously discussed.

     General and administrative expenses were $1.6 million for the eight weeks ended March 30, 2002 compared to $3.8 million for the nine weeks ended April 7, 2001. The decrease in general and administrative expenses for the eight weeks ended March 30, 2002 is primarily a result of the corporate restructuring efforts implemented in the fourth quarter of 2001 and the one week less of operations included in the March 30, 2002 results.

     General and administrative expenses were $2.0 million for the nine weeks ended January 4, 2003 compared to $1.9 million for the nine weeks ended January 5, 2002. The increase in general and administrative expenses for the nine weeks ended January 4, 2003 is primarily a result of increases in directors and officers liability insurance.

     Advertising and marketing expenses were $0.6 million for the eight weeks ended March 30, 2002 compared to $1.2 million for the nine weeks ended April 7, 2001. Advertising and marketing expenses were $0.6 million for the nine weeks ended January 4, 2003 compared to $1.4 million for the nine weeks ended January 5, 2002. The decreases in advertising and marketing expenses are primarily attributable to the reduced geographical focus of the marketing effort and one less week of operations for the March 30, 2002 results.

     Other charges for the eight weeks ended March 30, 2002 were $0.3 million. These charges consist of one time charges for the consultation in the restructuring of the Company’s financing. Restructuring and other charges for the nine weeks ended January 4, 2003 resulted in revenue of $1.0 million, due to the reversal of previously recorded costs related to the closing of stores in accordance with the Restructuring Plan which were negotiated at more favorable terms than originally estimated. Other charges for the nine weeks ended January 5, 2002 were $1.1 million. These charges consist of one time costs for strategic cost reduction projects, non-recurring legal fees associated with stockholder related matters and severance costs.

     Depreciation and amortization expenses were $1.1 million for the eight weeks ended March 30, 2002 compared to $1.6 million for the nine weeks ended April 7, 2001. Depreciation and amortization expenses were $0.7 million for the nine weeks ended January 4, 2003 compared to $1.6 million for the nine weeks ended January 5, 2002. The decrease in depreciation and amortization expenses is a result of the goodwill impairment writedown at the end of fiscal 2001, and the disposal and impairments of fixed assets previously located at the corporate headquarters and the closing of stores in accordance with the Restructuring Plan.

     Interest and other income was $41,000 for the eight weeks ended March 30, 2002 compared to $14,000 for the nine weeks ended April 7, 2001. Interest and other income was $1,000 for the nine weeks ended January 4, 2003 compared to $7,000 for the nine weeks ended January 5, 2002. Interest expense related to the Company’s working capital facility and term loan was $0.5 million for the eight weeks ended March 30, 2002 and $0.5 million for the nine weeks ended April 7, 2001. Interest expense related to the Company’s working capital facility and term loan was $0.6 million for the nine weeks ended January 4, 2003 compared to $0.7 million for the nine weeks ended January 5, 2002.

Liquidity and Capital Resources

     As of January 4, 2003, the Company had a $58 million working capital facility with Fleet Retail Finance and GMAC and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities have an expiration of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to inventory and accounts receivable. The interest rate under the working capital facility is prime plus 1.5%,which was 5.75% as of February 27, 2003.

     The credit facility has restrictions regarding borrowing availability. The Company is required to decrease the collateral availability provided by the facility by $7 million for the July to December periods and $6 million for the January to June periods.

     As of January 4, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $54.5 million of borrowing capacity and, after netting the outstanding borrowings of $22.4 million and letter of credit commitments of $750,000, the Company had an excess availability of approximately $31 million.

     The working capital facility currently contains certain financial covenants that limit capital expenditures and require certain levels of inventory investment. There can be no assurance that the Company’s future operating results will be sufficient to meet the requirements of the foregoing covenants.

     The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions and covenants as the working capital facility.

     During the eight weeks ended March 30, 2002, cash flows from operating activities provided $4.0 million primarily related to increased collections on accounts receivable and decreased inventory levels offset by a decrease in accounts payable. During the nine weeks ended January 4, 2003, cash flows from operating activities provided $6.4 million in cash primarily due to net income of $4.7 million and the increase in accounts payable and partially accrued expenses offset by increases in accounts receivable and inventory.

     The Company’s business is highly seasonal. Consequently, seasonal working capital needs peak in October and November, before the holiday shopping season.

     Net cash used for investing purposes was $0.2 million for the eight week period ended March 30, 2002 and related to capital expenditures. Net cash used in investing activities was $1.0 million during the nine weeks ended January 4, 2003, primarily for construction for the two new stores.

     Net cash used in financing activities was $4.1 million for the eight week period ended March 30, 2002 and related primarily to net paydowns of the Company’s credit facility offset by borrowings under the Company’s credit facility. Net cash used in financing activities was $5.3 million during the nine weeks ended January 4, 2003 primarily due to net paydowns under the credit facility offset by borrowings under the Company’s credit facility.

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

PART II:  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On August 20, 2002, Mayor’s Jewelers, Inc. sold 15,050 shares of Series A convertible preferred stock to Henry Birks & Sons Inc. As consideration, Mayor’s received $15,050,000 in cash. Exemption from registration for these securities is in accordance with Section 4(2) of the Securities Act of 1933. Each share of preferred stock is convertible into 3,333.33 shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following list of schedules and exhibits are incorporated by reference as indicated in this Form 10-Q:

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K:

During the eight week period ended March 30, 2002, the Registrant filed a Current Report on Form 8-K dated March 13, 2002 in which the Company disclosed under Item 5 the appointment of Joe Cicio as the Company’s new Chief Executive Officer and filed under Item 7 the related press release.

The Registrant filed a Current Report on Form 8-K dated January 29, 2003 in which the Company disclosed under Item 8 the change in its fiscal year-end.

Items 1, 3, 4 and 5 of Part II of this Form 10-Q have been omitted because the items are not applicable or the answer thereto is in the negative.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC.
(Registrant)

	By:	/s/ Thomas A. Andruskevich

Chief Executive Officer

	By:	/s/ John Ball

Chief Financial Officer
Date: February 27, 2003

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

Date: February 27, 2003

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

Date: February 27, 2003

/s/ John Ball

John Ball
Chief Financial Officer