Form 10-K
period 2003-03-29
MAYORS JEWELERS INC/DE
filed 2003-06-19
CIK 817946

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003 (“Fiscal 2002”)
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	59-2290953
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14051 N.W. 14th Street
Sunrise, Florida 33323
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 846-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $.0001 par value Rights to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).   Yes ☐     No ☒

      As of October 15, 2002, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $6,253,227. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

      As of June 13, 2003, 19,608,310 shares of Common Stock were outstanding.

      Documents Incorporated by Reference. Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 22, 2003 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

MAYOR’S JEWELERS, INC.

PART I

ITEM 1.     BUSINESS

      As used in this Report, unless the context requires otherwise, “we,” “us,” “our,” “Mayor’s,” or the “Company,” means Mayor’s Jewelers, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

      This Report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like “plans,” “expects,” “believes,” “will,” “anticipates,” “intends,” “projects,” “estimates,” “could,” “would,” “may,” “planned,” “goal,” and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation, statements about the Company’s strategies for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements.

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

      One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), especially on Form’s 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3, and 7 and 7a of the Form 10-K and Item 2 of the Form 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

General

      Mayor’s Jewelers, Inc. is a premier luxury jeweler of fine quality jewelry, watches and giftware founded in 1910. Mayor’s, a Delaware corporation, was incorporated in 1983 and as of March 29, 2003, operated 28 stores in South and Central Florida and metropolitan Atlanta, Georgia. Mayor’s has a long-established reputation in its core market areas as a premier luxury jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a premier luxury jeweler, the Company does not sell “costume” or gold filled jewelry; rather, all of its jewelry products are constructed of 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality craftsmanship and design. The average price per item of all merchandise sold in the core 28 stores in Fiscal 2002 was approximately $1,360, excluding repairs and other non-merchandise sales, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

      Mayor’s distinguishes itself from most of its competitors by offering a larger selection of distinctive higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training in its sales force. Mayor’s buyers procure distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor’s to sell distinctive high quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best trained staff of sales professionals in the industry as a result of Mayor’s emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

      On August 20, 2002, Mayor’s closed on a gross $15.05 million equity investment transaction with Henry Birks & Sons Inc., a corporation organized under the laws of Canada (“Birks”). Birks is a premier Canadian retailer of fine jewelry, clocks, watches and gift items and has 38 stores across Canada. At the closing of the transaction with Birks, Mayor’s received $10.05 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million. As consideration for the $15.05 million investment, Birks received 15,050 shares of Series A Convertible Preferred Stock that is convertible into 50,166,667 shares of Common Stock, which upon conversion would give Birks approximately a 72% Common Stock interest in Mayor’s. The investment also provides Birks with the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election if the holders converted all of the Series A Convertible Preferred Stock then outstanding into Common Stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors. Additionally, the investment provides for warrants exercisable for 12,424,596 shares of common stock at an exercise price of $0.30 per share, warrants exercisable for 12,424,596 shares of common stock at an exercise price of $0.35 per share, and warrants exercisable for 12,424,595 shares at an exercise price of $0.45 per share which, upon exercise, would increase Birks’ interest in Mayor’s to approximately 82%. The shares of Series A Convertible Preferred Stock issued to Birks have an aggregate liquidation value of $15,050,000.

      The Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan which is pre-approved by an independent committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for Mayor’s to retain certain management services of Birks, at its cost, in accordance with a project schedule which is pre-approved by an independent committee of the Board of Directors. The term of these agreements is one year. Mayor’s can sell merchandise and provide management services to Birks under terms similar to those in the agreements. Mayor’s also has an exclusive sales right to a line of crystal products in Florida and Georgia from Cristalleries Royales de Champagne, a company controlled by an affiliate of the majority owner of Birks.

      Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP — Finance, and Group VP — Strategy and Business Integration serve in the same capacity for Birks. In addition, Thomas A. Andruskevich, Mayor’s Chairman of the Board of Directors, President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

      The Company filed a Form 8-K with the SEC on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ending on the Saturday closest to January 31 to the Saturday closest to March 31. Fiscal 2002, throughout this document, refers to the Company’s fiscal year ended March 29, 2003. Fiscal 2001 refers to the fiscal year ended February 2, 2002 and Fiscal 2000 refers to the fiscal year ended February 3, 2001.

      The Company’s corporate headquarters are located at 14051 N.W. 14th Street, Sunrise, Florida 33323, and the Company’s telephone number is (954) 846-8000.

      Mayor’s internet website address is www.mayors.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Restructuring Plan

      During its fiscal year ended January 29, 2000 (“Fiscal 1999”), the Company embarked upon an expansion strategy that saw it open five stores in Fiscal 1999, ten stores in Fiscal 2000 and seven stores in Fiscal 2001. Merchandising and marketing issues, the poor economic climate and a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 forced the Company to retrench from that strategy as part of a restructuring plan that was adopted in the fourth quarter of Fiscal 2001 (the “Restructuring Plan”), which included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, as well as cancelling a lease for a proposed new store, the liquidation of certain non-performing assets and the reduction of various field and corporate costs. During Fiscal 2002, the Company successfully executed the Restructuring Plan and was able to achieve the initiatives previously mentioned primarily through an equity infusion via the Birks transaction described above, the refinancing of the Company’s bank debt, which increased borrowing availability, and the closing of the stores identified at terms more favorable than originally estimated. For more detail of the Restructuring Plan, please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products

      Mayor’s offers a large selection of distinctive high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond, gemstone, and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, charms, and its own private label jewelry, that includes baby jewelry, and Swiss timepieces that are often not available from other jewelers in its markets. All of Mayor’s jewelry products are constructed of 18 karat gold, platinum, or sterling silver with significant emphasis on quality craftsmanship and unique design. Mayor’s carries a large selection of brand name watches, including watches made by Rolex™, Cartier™, Patek Philippe™, Baume & Mercier™, Omega™, Charriol™, Tag Heuer™, Ebel™, Breitling™, Locman™, Corum™, Rado™, Chopard™, Jaeger le Coultre™ and Raymond Weil™, designer jewelry including jewelry made by David Yurman™, Aaron Basha™, Charriol™ and DiModolo™ and a variety of high quality giftware, including giftware made by Correia™, Mont Blanc™ and Royal de Champagne™.

      During Fiscal 2002, product category sales as a percentage of net sales were as follows: watches — 39%; jewelry — 50%; other — 11%. The Rolex™ brand, which is included in watch sales, accounted for approximately 24% of Mayor’s total net sales. With the investment by Birks which was previously discussed, the relationships with the Company’s vendors, particularly Rolex™, has improved greatly since reported in Fiscal 2001’s Annual Report on Form 10-K.

Purchasing

      Mayor’s staff of buyers procures distinctive high quality merchandise directly from manufacturers, diamond cutters, and other suppliers worldwide enabling Mayor’s to sell fine quality merchandise often not available from other jewelers in its markets. Buyers generally specialize in purchasing merchandise in categories such as diamonds, precious gemstones, pearls, watches, gold jewelry, and giftware. Buyers frequently visit both Mayor’s and competitors’ stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs and trends.

  Watches

      Mayor’s purchases watches from a number of leading manufactures and suppliers. During Fiscal 2002, merchandise supplied by Rolex™, the Company’s largest supplier, accounted for approximately 24% of Mayor’s total net sales. Certain brand name watch manufacturers, including Rolex™, have distribution agreements with the Company that provide, among other things, for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion.

  Diamond, Gemstone, Pearl and Precious Metal Jewelry

      During Fiscal 2002, revenues from sales of diamond and precious gemstone jewelry represented approximately 51% of Mayor’s total net sales. Whenever possible, Mayor’s purchases unset diamonds, gemstones and precious metal jewelry directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from Japan and Canada. These diamonds and other gemstones are frequently furnished to independent jewelers and goldsmiths for setting, polishing and finishing pursuant to Company instructions as well as to Mayor’s facilities in order to deliver a distinctive high quality finished product at the best possible value.

      In addition, Mayor’s carries an exclusive collection of high quality jewelry manufactured by Birks.

  Other Products

      In Fiscal 2002, Mayor’s purchased jewelry and giftware for sale in Mayor’s stores from over 350 suppliers, including an exclusive sales right in Florida and Georgia to a line of crystal products from Cristalleries Royales de Champagne, a company controlled by an affiliate of the majority owners of Birks. Many of these suppliers have long-standing relationships with Mayor’s.

Availability of Products

      Although purchases of several critical raw materials, notably gold and gemstones, are made from a relatively limited number of sources, the Company believes that there are numerous alternative sources for all raw materials used in the manufacture of its finished jewelry, and that the failure of any principal supplier would not have a material adverse effect on operations. Any material changes in foreign or domestic laws and policies affecting international trade may have a material adverse effect on the availability of the diamonds, other gemstones, precious metals and non-jewelry products purchased by the Company.

      The Company competes with other jewelry retailers for access to vendors that will provide it with the quality and quantity of merchandise necessary to operate its business. In Fiscal 2002, merchandise supplied by Rolex™, the Company’s largest supplier, accounted for approximately 24% of the Company’s total net sales. The Company’s relationships with its primary suppliers, including its relationship with Rolex™, are generally not pursuant to long-term agreements. Although the Company believes that alternative sources of supply are available, the abrupt loss of any of its vendors, especially Rolex™, or a decline in the quality or quantity of merchandise supplied by its vendors could cause significant disruption in its business. If Rolex™ terminated its distribution agreement with the Company, it would have a material adverse effect on the Company’s business, financial condition and operating results.

Changing Prices and Availability

      Changes in foreign or domestic laws and policies affecting international trade may also have an adverse effect on the price of diamonds, gemstones and precious metals required by the Company. Because substantially all of the Company’s purchase transactions are denominated in U.S. dollars, the Company currently does not engage in any hedging activities in foreign currencies. The Company does not speculate in gems or precious metals or engage in any hedging activity with respect to possible fluctuations in the prices of these items, since historically the Company has been able to make compensatory adjustments in its retail prices as material fluctuations in the price of supplies have occurred. If such fluctuations should be unusually large, rapid or prolonged, there is no assurance that the necessary adjustments could be made quickly enough to prevent the Company from being adversely affected and the Company may choose to hedge its purchase requirements to minimize the potential impact. Please refer to Item 1 regarding “Forward-Looking Statements.”

Seasonality

      The Company’s jewelry business is highly seasonal, with the third fiscal quarter (which includes the holiday shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 37% of the Company’s Fiscal 2002 net sales were made during the third fiscal quarter.

Manufacturing

      In addition to Mayor’s purchasing finished jewelry and the subcontracting of certain fabrication activities to others, Mayor’s also has a jewelry design studio and manufacturing and repair facility located in its corporate head office facility. In keeping with Mayor’s identity as a full-service premier luxury jeweler, this studio and workshop offers custom designed jewelry in response to customers’ special requests and manufactures jewelry for retail sale when it is economical to do so. Mayor’s also provides jewelry and watch refurbishment and repair services, which are performed in stores or at the Mayor’s centralized repair facility at its corporate head office. In addition to repair work, jewelers will perform other work, including ring sizing on new purchases and repairs covered under warranty.

Retail Operations, Merchandising and Marketing

  General

      The Company distinguishes itself from most of its competitors by offering a selection of distinctive higher quality merchandise at a wide range of price points. Mayor’s keeps substantially all of its inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store.

      The Company believes that the elegant ambiance of its stores and distinctive high quality merchandise displays play an important role in providing an atmosphere for encouraging sales. The Company pays careful attention to detail in the design and layout of each of its stores, particularly lighting, colors, choice of materials and placement of display cases. The Company also places substantial emphasis on its window displays as a means of attracting walk-in traffic and reinforcing its distinctive image. The Company’s visual display department designs and creates window and store merchandise case displays for all of its stores. Window displays are frequently changed to provide variety and to reflect seasonal events such as Christmas, Valentine’s Day and Mother’s Day.

  Personnel and Training

      Mayor’s places substantial emphasis on the professionalism of its sales force to maintain its position as a leading luxury jeweler. Mayor’s strives to hire only highly motivated, professional and customer-oriented individuals. All new sales professionals attend a course where they are trained in technical areas of the jewelry business, specific service techniques and Mayor’s commitment to client service. In general, Mayor’s trains its sales personnel to establish a personal rapport with each client, to identify client preferences with respect to both product and price range, and to successfully establish a relationship and ultimately conclude a sale and acquire a client for life. Management believes that attentive personal service and knowledgeable sales professionals are key components of Mayor’s success.

      As part of Mayor’s commitment to training, the Company established “Mayor’s University,” a formalized system of in-house training with a primary focus on client service that involves extensive classroom training, the use of detailed operational manuals, in-store mentorship programs and product knowledge testing. In order to retain their employment with the Company, all attendees must perform satisfactorily on written tests and quizzes that are administered during the training program and perform to a high level of standards. To help ensure successful skill transference from the classroom training environment to the sales floor, a manager works with each new sales professional on a one-to-one basis in the store for a structured 90 day period and then a bi-weekly coaching session on an ongoing basis. Each new sales professional is partnered with a mentor in the store who trains the new associate on basic operational procedures. In addition, the Company conducts in-house training seminars on a periodic basis and administers training modules with audits to (i) enhance the quality and professionalism of all sales professionals, (ii) measure the level of knowledge of each sales professional, and (iii) identify needs for additional training. The Company also provides store management with more extensive management and client service training that emphasizes leadership skills, general management skills, “on-the-job” coaching and training instruction techniques.

  Advertising and Promotion

      Mayor’s marketing intent is to build on its well-established reputation in its core markets as a premier luxury jeweler offering high quality merchandise in an elegant, sophisticated environment conducive to the purchase of luxury items. Mayor’s stresses its role as a fashion leader that aims to deliver a total shopping experience that is as memorable as its merchandise. Mayor’s marketing efforts, which consist of advertising, direct mailings, special events, distinctive store design and elegant displays, are shaped in large part by Mayor’s brand positioning strategy as well as demographic and consumer trends affecting both the jewelry industry generally and Mayor’s specifically.

      Mayor’s advertisements are designed to communicate the Company’s image as a full-service premier luxury jewelry brand, including its unique and exclusive product design, product selection, its customer service excellence and the total Mayor’s brand experience. In addition, advertisements frequently associate Mayor’s with internationally recognized brand names such as Rolex™, Patek Philippe™ and Cartier™. Advertising and promotions for all stores are developed by the Company’s personnel at its headquarters in conjunction with outside creative resources.

  Credit Operations

      On October 1, 2002, the Company sold $13.1 million of its $18.5 million private label credit card portfolio to Wells Fargo & Company (“Wells Fargo”) on a non-recourse basis. The Company retained gross receivables of its private label credit card accounts of $5.4 million representing customers with balances greater than an agreed upon amount and certain accounts that Wells Fargo did not wish to purchase. The Company will continue to provide Wells Fargo the opportunity to purchase accounts receivable on a non-recourse and discount basis going forward.

      Sales under the Mayor’s proprietary credit card administered by Wells Fargo and the private label credit card administered internally, accounted for approximately 26% of the Company’s net sales during Fiscal 2002. Mayor’s credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

      Mayor’s extends credit solely to qualified Mayor’s customers under its own private label credit card program. Qualified clients currently may select from three financing plans: the 10 Month Interest Free Plan, the 5 Month Interest Free Plan or the Revolving Plan with interest. Finance charges, which are subject to a rate ceiling imposed by state law, are currently assessed on the average daily balance method at a rate of 1.5% per month, unless otherwise controlled by state law.

      Mayor’s credit operations are located at the Company’s corporate office. The credit staff makes all credit decisions; sales personnel or store managers are not authorized to grant credit. Mayor’s has developed a detailed creditworthiness analysis on which it bases its credit decisions. Mayor’s custom-designed, computerized accounts receivable systems provide credit personnel with on-line decision making information, including new account processing, credit authorizations and client inquiries.

      Mayor’s has an Accounts Receivable Management Department, which manages collections from current accounts and also manages delinquent accounts. Representatives are trained on advanced account management techniques and programs, which have been developed in-house by the credit organization. Early stage delinquencies are handled with an approach to client goodwill. If an account continues to progress in delinquency, more assertive action is taken. Ultimately, if a delinquent account cannot be collected in-house, outside legal action is undertaken. During Fiscal 2002, Mayor’s net bad debt expense as a percentage of credit sales was approximately 7.4%, which management believes is in line with industry averages.

      All clients may also take advantage of Mayor’s layaway plan, which allows them to set aside and pay for items over a limited period of time with no interest charges.

Financial Information

      Mayor’s business is not divided into operating segments and Mayor’s does not have any significant revenues derived from operations outside of the United States or any significant assets located outside the United States. For detailed financial information relating to Mayor’s business, please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements beginning on page 20 of this Annual Report on Form 10-K.

Distribution

      The Company’s retail locations receive the majority of their merchandise directly from the Company’s distribution warehouse located in Sunrise, Florida. Merchandise is shipped from the distribution warehouse utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to the retail locations from suppliers. The Company transfers merchandise between retail locations to balance inventory levels and to fulfill customer requests.

Competition

      The retailing industry is highly competitive and particularly subject to the level of discretionary consumer income and the subsequent impact on the type and value of goods purchased. The Company’s competitors include foreign and domestic guild and premier luxury jewelers, specialty stores, national and regional jewelry chains, department stores and, to a lesser extent, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, and jewelry retailers who make sales through internet sites, some of whom have greater financial resources than the Company. The Company believes that competition in its markets is based primarily on trust, quality craftmanship, product design and exclusivity, product selection, service excellence and, to a certain extent, price. With the consolidation of the retail industry that is occurring, the Company believes that competition with other general and specialty retailers and discounters will continue to increase. The success of the Company will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company’s retail operations, the acceptance by consumers of the Company’s merchandising and marketing programs, store locations and the ability of the Company to properly staff and manage its stores. Please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Regulation

      The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

      The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s proprietary private label credit cards, credit to the Company’s customers is primarily through bank cards such as American Express®, Visa®, Mastercard® and Discover®, without recourse to the Company based upon a customer’s failure to pay. Any change in the regulation of credit that would materially limit the availability of credit to the Company’s traditional customer base could adversely affect the Company’s results of operations or financial condition. Please refer to Item 1 regarding “Forward-Looking Statements.”

Trademarks

      The designations Mayor’s and the Mayor’s Jewelers logo are the principal trademarks of the Company. The Company maintains a program to protect its trademarks and will institute legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company.

Employees

      As of May 15, 2003, the Company employed approximately 379 persons on a full-time basis, including approximately 267 in regional and local sales in the Mayor’s stores, 10 in inventory and distribution and 102 in administrative and support functions. None of its employees are governed by a collective bargaining agreement. The Company believes that its relations with its employees are good, and the Company intends to continue to place an emphasis on employee communication and involvement.

Related Party Agreements

      The Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan which is pre-approved by an independent committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for Mayor’s to retain certain management services of Birks, at its cost, in accordance with a project schedule which is pre-approved by an independent committee of the Board of Directors. The term of these agreements is one year. Mayor’s can sell merchandise and provide management services to Birks under terms similar to those in the agreements. Mayor’s also has an exclusive sales right to a line of crystal products in Florida and Georgia from Cristalleries Royales de Champagne, a company owned by an affiliate of the majority owner of Birks.

      Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP of Finance, and Group VP Strategy and Business Integration serve in the same capacity for Birks. In addition, Thomas A. Andruskevich, Mayor’s Chairman of the Board of Directors, President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

ITEM 2.     PROPERTIES

      The Company’s corporate headquarters is currently leased through January 31, 2005 and is located in Sunrise, Florida.

      As of May 15, 2003, Mayor’s had a total of 28 leased stores, all of which are currently operating, with rent being a fixed minimum base plus a percentage of the store’s sales volume (subject to certain adjustments) over a specified threshold. Mayor’s lease terms are generally ten years from inception. Lease rental payments are also subject to annual increases for tax and maintenance. The following table summarizes all operating store leases:

	Total
Operating Stores	Square Feet	Expiration	Location

Altamonte Mall	5782	Jan-2011	Altamonte Springs, FL
Aventura Mall	3447	Jan-2009	N. Miami Beach, FL
Bell Tower	4578	Jan-2012	Fort Myers, FL
Boca Town Center	5878	Jan-2007	Boca Raton, FL
Brandon Town Center	4110	Jun-2005	Brandon, FL
Broward Mall	2236	Dec-2004	Plantation, FL
Buckhead Store	10000	Apr-2009	Atlanta, GA
Citrus Park Town Center	3953	Jan-2010	Tampa, FL
City Place at West Palm Beach	6113	Jan-2011	West Palm Beach, FL
Dadeland Mall	5700	Jan-2007	Miami, FL
The Falls	1643	Jan-2004	Miami, FL
Florida Mall	5070	Jan-2010	Orlando, FL
The Galleria at Fort Lauderdale	3682	Jan-2005	Ft. Lauderdale, FL
The Gardens of the Palm Beaches	2907	Jan-2004	Palm Beach Gardens, FL
International Plaza	5583	Jan-2012	Tampa, FL
Lenox Square Mall	4587	Dec-2003	Atlanta, GA
Lincoln Road	4250	May-2009	Miami Beach, FL
Mall of Georgia	3486	Jan-2010	Buford, GA
Mall at Millenia	4532	Jan-2013	Orlando, FL
Mall at Wellington Green	4001	Jan-2012	Wellington, FL
Miami International Mall	3226	Jan-2006	Miami, FL
North Point Mall	4752	Jan-2012	Alpharetta, GA
Perimeter Mall	5157	Jan-2009	Atlanta, GA
Seminole Towne Center	3461	Jan-2006	Sanford, FL
The Shops at Sunset Place	2051	Jan-2010	South Miami, FL
Southgate Plaza	4605	Mar-2010	Sarasota, FL
Treasure Coast Square	2506	Jan-2004	Jensen Beach, FL
Village of Merrick Park	4894	Jan-2013	Coral Gables, FL

ITEM 3.     LEGAL PROCEEDINGS

      The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings at this time reportable pursuant to this Item 3. Although certain litigation of the Company is routine and incidental, and such litigation can result in large monetary awards for compensatory or punitive damages, the Company believes that no litigation that is currently pending involving the Company will have a material adverse effect on the Company’s financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of stockholders in the fourth quarter of the fiscal year ended March 29, 2003.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Stock has been listed on the American Stock Exchange since the Company’s initial public offering in August 1987 and is under the symbol “MYR”. The following table sets forth for the periods indicated, the range of sales prices per share on the American Stock Exchange Composite Tape as furnished by the National Quotation Bureau, Inc.

	High	Low

Year Ended March 29, 2003
Thirteen Weeks Ended July 6, 2002	$1.42	$0.13
Thirteen Weeks Ended October 5, 2002	0.50	0.20
Thirteen Weeks Ended January 4, 2003	0.40	0.28
Thirteen Weeks Ended March 29, 2003	0.31	0.21
Year Ended February 2, 2002
Thirteen Weeks Ended May 5, 2001	$4.50	$2.65
Thirteen Weeks Ended August 4, 2001	4.25	3.51
Thirteen Weeks Ended November 3, 2001	3.75	0.95
Thirteen Weeks Ended February 2, 2002	1.60	1.00

      The last reported sales price of the Common Stock on the American Stock Exchange Composite Tape on June 5, 2003 was $0.33. On June 5, 2003, the Company had 685 stockholders of record.

      The Company has never paid a cash dividend on its Common Stock. The Company currently anticipates that any earnings will be retained for use in the operation and stabilization of its business and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Any future determination as to cash dividends on its Common Stock will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate. Currently, the Company’s working capital facility allows dividend payments under certain conditions.

      On August 20, 2002, relying on an exemption from registration under 4(2) of the Securities Act of 1933, as amended, the Company issued to Birks in exchange for $10.05 million in cash and a promissory note from Birks due and paid on September 30, 2002 for $5 million, (i) 15,050 shares of the Company’s Series A Convertible Preferred Stock, convertible into 50,166,667 shares of the Company’s Common Stock; (ii) warrants exercisable for 12,424,596 shares of the Company’s Common Stock at an exercise price of $0.30 per share; (iii) warrants exercisable for 12,424,596 shares of the Company’s Common Stock at an exercise price of $0.35 per share ; and (iv) warrants exercisable for 12,424,595 shares of the Company’s Common Stock at an exercise price of $0.40 per share, which would give Birks approximately an 82% interest in Mayor’s if the preferred stock were fully converted and all of the warrants were exercised. The shares carry a cummulative annual dividend yield of $1,429,750. Birks has entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above-described securities issued to Birks.

      Within 120 days after the close of Fiscal 2002, the Company intends to file with the SEC a definitive proxy statement pursuant to Registration 14A, which will include a proposal to amend the employee stock purchase plan. The information required in this Item 5 regarding the Company’s employee stock purchase plan is incorporated herein by reference to such statement; provided however that all other items of such statement that are not required to be incorporated herein are not incorporated by reference into this Form 10-K or any other filing with the SEC.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fifty-Two	Transition	Fifty-Two	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks	Period	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	Mar 29,	Mar 30,	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,
	2003	2002(1)	2002	2001	2000	1999

	(Amounts shown in thousands except share and per share data)
INCOME STATEMENT DATA:
Net sales	$118,391	$17,856	$160,727	$179,557	$157,629	$84,379
Cost of sales	78,740	11,966	101,179	101,544	95,155	50,113

Gross profit	39,651	5,890	59,548	78,013	62,474	34,266
Selling, general and administrative expenses	53,719	9,287	76,226	69,381	63,228	34,935
Restructuring, asset impairments and other charges (3)	2,887	305	28,214	—	—	—
Depreciation and amortization	4,177	1,102	9,564	7,942	7,648	3,390
Goodwill impairment writedown	(615)	—	22,265	—	—	—

Operating (loss) income	(20,517)	(4,804)	(76,701)	690	(8,402)	(4,059)
Interest and other income	1,433	41	174	213	90	24
Interest and other financial costs	(6,757)	(538)	(3,788)	(3,450)	(2,619)	(1,744)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(25,841)	(5,301)	(80,315)	(2,547)	(10,931)	(5,779)
Income tax (benefit) provision	(547)	—	3,431	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(2,173)	—

Loss from continuing operations	(25,294)	(5,301)	(83,746)	(2,547)	(13,104)	(5,779)
(Loss) income from discontinued operations (2)	(1,604)	(56)	(112)	13,544	8,019	22,997

Net (loss) income	$(26,898)	$(5,357)	$(83,858)	$10,997	$(5,085)	$17,218

Net (loss) income per common share, basic and diluted
Continuing operations before cumulative effect of a change in accounting principle	$(1.34)	$(0.27)	$(4.31)	$(0.13)	$(0.43)	$(0.21)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.09)	—
Discontinued operations	(0.08)	(0.00)	(0.01)	0.69	0.32	0.84

	$(1.42)	$(0.27)	$(4.32)	$0.56	$(0.20)	$0.63

	As of	As of	As of	As of	As of
	Mar. 29,	Feb. 2,	Feb. 3,	Jan. 29,	Jan. 30,
	2003	2002	2001	2000	1999

BALANCE SHEET DATA (AT PERIOD END):
Working capital	$40,661	$37,926	$124,672	$65,118	$53,366
Total assets	103,183	144,589	224,052	220,463	236,595
Credit facility, less amounts classified as current	—	—	44,390	24,424	26,409
Stockholders’ equity	41,555	61,106	144,259	136,555	163,686

(1)	The Transition Period presented is from February 3, 2002 through March 30, 2002 and is presented as a result of the Company’s change in fiscal year from the Saturday closest to January 31 to the Saturday closest to March 31.

(2)	The (loss) income from discontinued operations for the fifty-two week periods ended March 29, 2003, February 2, 2002, fifty-three week period ended February 3, 2001 and the Transition Period include the discontinued operations of the store at Tysons Galleria in McLean, Virginia which was closed in March 2003. The (loss) income from discontinued operations for the fifty-three week period ended February 3, 2001, and the fifty-two week periods ended January 29, 2000 and January 30, 1999 include the operations of the Sam’s Division jewelry counters operated within Sam’s Wholesale stores prior to the expiration of the agreement.

(3)	Other charges for the fifty-two weeks ended March 29, 2003 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan, reserves related to sales tax liabilities, severance costs related to the departure of the former Chief Executive Officer and charges related to the sale of certain of the Company’s accounts receivable, net of a reversal to income of reserves related to the exit of leases for closed stores.

Restructuring, asset impairments and other charges for the fifty-two weeks ended February 2, 2002 include amounts for the write-down of the fixed assets for the stores that were scheduled to be closed, a reserve for early termination of the leases for the stores that were scheduled to be closed, a write-down of the corporate headquarters building which the Company placed on the market for sale, consulting fees related to a strategic cost reduction project, and non-recurring legal fees associated with stockholder-related matters.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The Company filed a Form 8-K with the SEC on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31.

      The years ended March 29, 2003, February 2, 2002 and February 3, 2001 are referred to herein as Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

      The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic could have an adverse effect on the Company’s net sales and profitability.

      The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the third fiscal quarter holiday selling season.

Restructuring Plan

      During its fiscal year ended January 29, 2000 (“Fiscal 1999”), the Company embarked upon an expansion strategy that included opening five stores in Fiscal 1999, ten stores in Fiscal 2000 and seven stores in Fiscal 2001. Merchandising and marketing issues, the poor economic climate and a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 served to force the Company to retrench from that strategy as part of a restructuring plan that was adopted in the fourth fiscal quarter of Fiscal 2001 (the “Restructuring Plan”) which included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs. During Fiscal 2002, the Company successfully executed the Restructuring Plan and was able to achieve the initiatives previously mentioned, at terms more favorable than originally estimated primarily through an equity infusion via the Birks transaction described above, the refinancing of the Company’s bank debt, which increased borrowing availability and the closing of certain stores at more favorable terms than originally expected.

      The following table sets forth, for the periods indicated, the amount and the percentage of net sales for certain items in the Company’s Consolidated Statements of Operations, as it relates to continuing operations, and other information:

	Year Ended		Year Ended		Year Ended
	Mar. 29, 2003		Feb. 2, 2002		Feb. 3, 2001

Net sales	$118,391	100.0%	$160,727	100.0%	$179,557	100.0%
Cost of sales	78,740	66.5	101,179	62.9	101,544	56.5

Gross Profit	39,651	33.5	59,548	37.1	78,013	43.5
Selling, general and administrative expenses	53,719	45.4	76,226	47.4	69,381	38.6
Restructuring, asset impairments and other charges	2,887	2.4	28,214	17.5	—	—
Depreciation and amortization	4,177	3.5	9,564	5.9	7,942	4.4
Goodwill impairment writedown	(615)	(.5)	22,265	13.6	—	—

Operating income (loss)	(20,517)	(17.3)	(76,701)	(47.7)	690	0.4
Interest and other income	1,433	1.2	174	0.1	213	0.1
Interest and other financial costs	6,757	(5.7)	3,788	(2.4)	3,450	(1.9)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(25,841)	(21.8)%	$(80,315)	(50.0)%	$(2,547)	(1.4)%

Number of stores		28		41		35

Sales

      The Company’s net sales from continuing operations for Fiscal 2002 were $118.4 million compared to $160.7 million and $179.6 million for Fiscal 2001 and Fiscal 2000, respectively. Comparative store net sales for Fiscal 2002, which includes all stores that were open during the year, decreased 20.8% compared to Fiscal 2001. The decrease in net sales for Fiscal 2002 compared to Fiscal 2001 is primarily due to merchandising and marketing issues related to the Company’s significant reduction in available capital, the continued slowdown of the economy, the impact of decreased tourism and the fifteen store closures during Fiscal 2002 (thirteen stores identified as part of the Restructuring Plan and two other underperforming stores identified in Fiscal 2002, one of which is accounted for as a discontinued operation in accordance with new accounting rules). Sales from these closed stores were $13.7 million in Fiscal 2002 versus $23.7 million in Fiscal 2001. In addition, sales earlier in the fiscal year were negatively affected by certain suppliers withholding shipments, principally Rolex™, due to concerns regarding the Company’s liquidity. Subsequent to the equity investment on August 20, 2002 by Birks, these suppliers resumed normal shipments and the Company’s relationship with these suppliers has greatly improved. The decrease in net sales for Fiscal 2001 compared to Fiscal 2000 is due to merchandising and marketing issues coupled with the slowdown of the economy and the effects that the tragic events of September 11th had on the Company’s retail environment. Comparative store net sales for Fiscal 2001 decreased 17.1% compared to Fiscal 2000.

      The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprises a significant portion of Mayor’s business, which is a result of the Company’s ability to effectively market high-end watches. During Fiscal 2002, watch sales constituted approximately 39% of the Company’s total net sales with Rolex™ sales alone comprising 24% of total net sales in Fiscal 2002.

Cost of Sales and Gross Profit

      Gross profit as a percentage of net sales (“gross margin”) in Fiscal 2002 was 33.5% compared to 37.1% and 43.5% in Fiscal 2001 and Fiscal 2000, respectively. The decrease in gross profit as a percentage of net sales for Fiscal 2002 is primarily due to low margin sales in connection with the liquidation of certain merchandise in the stores that were closed during Fiscal 2002 as well as heavy discounting to generate cash flow prior to the Birks equity investment. The decrease in gross profit as a percentage of net sales for Fiscal 2001 is primarily due to the liquidation of slow moving and discontinued inventory through caravan events that traveled through various stores.

      The Company’s strategy is to increase gross margin and gross profit over the next several years. Areas for gross margin improvement include strategies to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of Mayor’s brand merchandise, and to move the mix of sales towards higher margin jewelry items. In addition, by leveraging the relationship with Birks and the new management at Mayor’s, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving inventory reserves are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross margin and gross profit will be successful.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $53.7 million for Fiscal 2002 compared to $76.2 million and $69.4 million for Fiscal 2001 and Fiscal 2000, respectively. The decrease in selling, general and administrative expenses in Fiscal 2002 compared to Fiscal 2001 is primarily a result of the closing of 15 stores (13 stores closed as part of the Restructuring Plan as well as two additional stores closed not identified in the Restructuring Plan, one of which is classified as a discontinued operation in accordance with new accounting rules) as well as decreased advertising and marketing expenses due to capital constraints during the year and operating in fewer geographical markets due to the closing of stores outside the core Florida and Georgia marketplace. The increase in Fiscal 2001 is primarily a result of a full year’s operations for stores opened in Fiscal 2000 and the stores opened in Fiscal 2001.

Restructuring, Asset Impairments and Other Charges

      Other charges recorded in Fiscal 2002 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan of approximately $1.9 million, reserves related to sales tax liabilities of approximately $1.9 million, severance costs related to the departure of the former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2001 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

      Restructuring, Asset Impairments and Other Charges for Fiscal 2001 were $28.2 million. This includes consulting fees related to a strategic cost reduction project, non-recurring legal fees associated with shareholder related matters, a write-down of the corporate headquarters building which the Company placed on the market for sale, the write-down of the fixed assets for the stores that were included in the Restructuring Plan, and a reserve for early termination of the leases for the stores that were included in the Restructuring Plan.

Depreciation and Amortization

      Depreciation and amortization expenses were $4.2 million for Fiscal 2002, compared to $9.6 million and $7.9 million for Fiscal 2001 and Fiscal 2000, respectively. The decrease in depreciation expense for Fiscal 2002 compared to Fiscal 2001 was primarily due to the disposal of fixed assets previously located at the corporate headquarters, which were sold on July 12, 2002, and no depreciation and amortization for Fiscal 2002 related to the assets and goodwill written off in Fiscal 2001. The increase in depreciation expense for Fiscal 2001 was the result of the capital expenditures associated with the construction of new and remodeled stores.

Goodwill Impairment Writedown

      The goodwill impairment income of $0.6 million for Fiscal 2002 relates to the reversal of excess tax reserves due to a settlement with the Internal Revenue Service for less than the amount reserved. The tax matters existed prior to the acquisition of Mayor’s Jewelers, Inc. in 1998 and would have been reversed against goodwill; however, due to the fact that the goodwill was written off in Fiscal 2001 the reversal is classified in the same line item as the impairment.

      Goodwill impairment writedown for Fiscal 2001 was $22.3 million. Management determined that the long term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

Interest and Other Income and Interest and Other Financial Costs

      Interest and other income was $1.4 million in Fiscal 2002, $174,000 in Fiscal 2001 and $213,000 in Fiscal 2000, respectively. Other income for Fiscal 2002 includes a payment of $1.4 million received in connection with a settlement with former Mayor’s stockholders. Interest and other financial costs were $6.8 million for Fiscal 2002, compared to $3.8 million and $3.5 million for Fiscal 2001 and Fiscal 2000, respectively. The increase in interest and other financial costs for Fiscal 2002 is primarily attributable to the write-off of financing costs for the former working capital facilities when the new credit facility and term loan were executed. The increase in interest and other financial costs for Fiscal 2001 is primarily attributable to the increase in the outstanding balance of the credit facility due to the build out of new stores and the incremental inventory needed to stock these stores.

Income Taxes

      The benefit in income taxes for Fiscal 2002 of $547,000 is primarily a result of a refund claim to recover previously paid alternative minimum tax as a result of a change in tax law offset by a provision recorded for a settlement related to one of the Company’s subsidiaries. The provision of $3.4 million for Fiscal 2001 is primarily the result of an increase in a valuation allowance to fully reserve the Company’s net deferred tax assets.

(Loss) Gain from Discontinued Operations

      The loss from discontinued operations for Fiscal 2002 is made up of approximately $0.4 million loss from operations and a $1.2 million loss related to the closing of a store that was outside of Mayor’s core marketplace, and as such was classified as a discontinued operation. The loss from discontinued operations for Fiscal 2001 is related to the required reclassification of the store’s net loss from operations to discontinued operations due to its classification in Fiscal 2002.

      The net gain from discontinued operations in Fiscal 2000 is related to a $13.5 million gain from the disposal of a division of the Company.

Liquidity and Capital Resources

      As of March 29, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities have an expiration of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility is prime plus 1.5%,which was 5.75% as of March 29, 2003.

      As of March 29, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $54.7 million of borrowing capacity and, after netting the outstanding borrowings of $36.0 million and letter of credit commitments of $750,000, the Company had excess borrowing capacity of approximately $18.0 million.

      The working capital facility currently contains certain financial covenants that limit capital expenditures.

      The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions and covenants as the working capital facility.

      During Fiscal 2002, cash flows from continuing operating activities used $18.7 million in cash. Cash flows for discontinued operations used $0.1 million in cash. The use of cash for operating activities was primarily the result of the net loss for the year, the increase in inventories and other assets and the payout of restructuring costs offset by the reduction of accounts receivable and increase in accounts payable. During Fiscal 2001, cash flows from continuing operating activities provided $5.2 million in cash.

      Net cash provided by investing activities was $3.5 million in Fiscal 2002, primarily related to the proceeds from the sale of the Company’s corporate headquarters, net of capital expenditures for the opening of two new stores. Fiscal 2002 capital expenditures also include back office computer software and hardware. Net cash used in investing activities was $6.4 million in Fiscal 2001 due to capital expenditures.

      Net cash provided by financing activities of $12.8 million is primarily related to the net proceeds from the Birks equity investment of $13.6 million and net proceeds from the sale of a majority of the credit card portfolio of $12.1 million offset by the reduction of net borrowings under the credit facility of $13.3 million. Net cash provided by financing activities was $7.6 million in Fiscal 2001 primarily due to net borrowings on the line of credit and tenant incentives from the opening of new stores.

      Management believes that barring a significant external event that materially adversely affects Mayor’s current business or the current industry trends as a whole, Mayor’s borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support the Company’s working capital needs, capital expenditures and debt service for at least the next twelve months.

Effects of Inflation

      Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation, thereby bidding up the price of such metals. The Company’s sales volume and net operations are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. The Company currently does not hedge its gold inventories. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

      The Company’s selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company’s business will not be affected by inflation in the future.

Interest Rate Risk

      The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.50%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of March 29, 2003 would increase or decrease earnings per share by approximately $.01 per share.

      The Company extends credit to its Mayor’s customers under its own revolving charge plan with up to three-year payment terms. Finance charges are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

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

      The Company’s accounting policies are more fully discussed in Note B to the financial statements. The Company has identified certain critical accounting policies below.

      Allowance for slow moving and obsolete inventory. The Company writes down its inventory for estimated unmarketable inventory or slow moving inventory equal to the difference between the cost of inventory and the estimated market value below cost based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

      Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Risk Factors

1.	THE COMPANY IS CONTROLLED BY A SINGLE STOCKHOLDER.

Birks, in connection with its investment in the Company, was issued 15,050 shares of Series A Convertible Preferred Stock that upon conversion into Common Stock would give Birks approximately a 72% interest in the Company. Birks, as the holder of such Series A Convertible Preferred Stock, is entitled to vote the number of votes equal to the number of votes it could cast if it converted all its shares of the Series A Convertible Preferred Stock into Common Stock. Additionally, Birks, as the sole owner of such Preferred Stock, has the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election if the holders converted. Currently, Birks has the right to elect seven of the nine members of the Board of Directors. Birks was also issued, in connection with its investment in the Company, warrants to acquire additional shares of Common Stock, which, upon exercise, would increase Birks’ interest in the Company to approximately 82%. Accordingly, Birks can control the outcome of certain stockholder votes, including votes concerning the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one entity may have the effect of delaying or preventing a change in the management or voting control of the Company.

2.	THE COMPANY’S STOCK PRICE COULD BE ADVERSELY AFFECTED IF A LARGE NUMBER OF SHARES OF THE COMPANY’S COMMON STOCK WERE TO BE REGISTERED AND SOLD.

In connection with Birks investment in the Company, the Company has granted certain registration rights to Birks, which entitles Birks to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 87,440,454 shares of the Company’s Common Stock that could be acquired by Birks upon exercise or conversion of the securities it currently holds. By exercising these registration rights Birks could cause a large number of shares to be registered and become freely tradable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company’s ability to raise additional capital.

3.	THE COMPANY’S BUSINESS COULD BE ADVERSELY AFFECTED IF ITS RELATIONSHIPS WITH ANY OF ITS PRIMARY VENDORS ARE TERMINATED.

The Company’s merchandising strategy depends upon its ability to maintain good relations with a few choice vendors. Certain brand name watch manufacturers, including Rolex™, have distribution agreements with the Company that among other matters provide for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion. The Company competes with other jewelry retailers for access to vendors that will provide it with the quality and quantity of merchandise necessary to operate its business. In Fiscal 2002, merchandise supplied by Rolex™, the Company’s largest supplier, accounted for approximately 24% of the Company’s total net sales. The Company’s relationships with its primary suppliers are generally not pursuant to long-term agreements, including its relationship with Rolex™. Although the Company believes that alternative sources of supply are available, the abrupt loss of any of its vendors, especially Rolex™, or a decline in the quality or quantity of merchandise supplied by its vendors could cause significant disruption in its business. If Rolex™ terminated its distribution agreement with the Company, it would have a material adverse effect on the Company’s business, financial condition and operating results.

4.	FLUCTUATIONS IN THE AVAILABILITY AND PRICES OF THE COMPANY’S MERCHANDISE MAY AFFECT ITS RESULTS OF OPERATIONS.

The Company offers a large selection of distinctive high quality merchandise, including diamond, gemstone and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, charms, and its own private label jewelry. Accordingly, significant changes in prices of diamonds, gemstones, and precious metals required by the Company could adversely affect the Company’s earnings. Further, both the supply and price of diamonds are significantly influenced by a single entity, Diamond Trading Corporation. The Company does not maintain long-term inventories or otherwise currently hedge against fluctuations in the cost of these materials. A significant increase in the price of these materials could adversely affect the Company’s sales and gross margins.

A substantial portion of the merchandise the Company sells is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing the Company’s direct capital investment in inventory. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, the Company’s financial condition and number of economic or competitive conditions in the jewelry business or the economy. Any significant change in these relationships could have a material adverse effect on the Company’s results of operations or financial condition.

5.	THE COMPANY’S INDUSTRY IS HIGHLY COMPETITIVE.

The retail jewelry business is mature and highly competitive. The Company’s jewelry business competes with foreign and domestic guild and premier luxury jewelers, specialty stores, national and regional jewelry chains, department stores, and to a lesser extent, catalog showrooms, discounters, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through internet sites. The Company’s credit operations compete with credit card companies and other providers of consumer credit. The Company believes that competition in its markets is based primarily on trust, quality craftsmanship, product design and exclusivity, product selection, service excellence, and to a certain extent, price. Many competitors are substantially larger than the Company is and have greater financial resources than the Company. The Company may not be able to compete successfully with such competitors. Competition could cause the Company to lose customers, increase expenditures or reduce pricing, any of which could have a material adverse effect on the Company’s earnings and stock price.

6.	THE COMPANY’S QUARTERLY OPERATING RESULTS WILL FLUCTUATE DUE TO SEASONALITY AND OTHER FACTORS, AND VARIATION IN QUARTERLY RESULTS COULD CAUSE THE PRICE OF THE COMPANY’S COMMON STOCK TO DECLINE.

The Company’s business is highly seasonal, with a significant portion of the Company’s sales and most of its sales generated during the third fiscal quarter, which includes the holiday shopping season. Sales in the third quarter of Fiscal 2002 accounted for 37% of annual net sales for such fiscal year. The Company has historically experienced lower net sales in the other fiscal quarters, and the Company expects this trend to continue for the foreseeable future. A significant shortfall in results for the third quarter of any fiscal year could have a material adverse effect on the Company’s annual results of operations. The Company’s quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, timing of certain holidays, changes in merchandise, general economic conditions, industry and weather conditions that affect consumer spending, and actions of competitors.

7.	THE COMPANY’S BUSINESS IS PARTICULARLY SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS.

Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of the Company’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, business conditions, interest rates, availability, and cost of credit and taxation, for the economy as a whole and in regional and local markets where the Company operates. In addition, the Company is dependent upon the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for the Company’s stores. There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in mall traffic, thereby negatively impacting the Company’s results of operations or financial condition.

A majority of the Company’s customers use credit (either from the Company’s proprietary credit cards or another consumer credit source) to purchase jewelry from the Company. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. General economic trends also affect the Company’s credit operations. The downturn in the general economy and the economic conditions in the markets in which the Company operates could affect the Company’s ability to collect outstanding credit accounts receivable, which could have a material adverse affect on the Company’s financial condition.

8.	THE COMPANY’S CURRENT LEVELS OF DEBT COULD IMPACT ITS OPERATIONS IN THE FUTURE.

The Company’s debt as of March 29, 2003 was approximately $36.0 million. The Company’s debt levels fluctuate from time to time based on seasonal working capital needs.

The degree to which the Company is leveraged could impair the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. In addition, the Company’s credit facility includes negative covenants and financial covenants which could restrict or limit its operations.

A substantial portion of the Company’s indebtedness bears interest at fluctuating rates, and changes in interest rates could adversely affect the Company’s results of operations or financial condition.

9.	THE COMPANY’S CREDIT BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS GOVERNING ITS BUSINESS.

The operation of the Company’s credit business subjects it to substantial regulation relating to disclosure and other requirements upon origination, servicing, debt collection and particularly upon the amount of finance charges it can impose. Any adverse change in the regulation of consumer credit could adversely affect the Company’s earnings. For example, new laws or regulations could limit the amount of interest or fees the Company could charge on consumer loan accounts, or restrict the Company’s ability to collect on account balances, which could have a material adverse effect on the Company’s earnings.

Compliance with existing and future laws or regulations could require material expenditures or otherwise adversely affect the Company’s business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, and fines, either of which could have a material adverse effect on the Company’s results of operations.

10.	THE TRADING PRICE OF THE COMPANY’S COMMON STOCK MAY BE VOLATILE.

The stock market, including the American Stock Exchange on which the shares of the Company’s Common Stock are listed, has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company’s Common Stock, like the stock prices of many publicly traded companies in the retail industry, has been and may continue to be highly volatile.

11.	THE COMPANY MAY NOT BE ABLE TO RETAIN KEY PERSONNEL OR REPLACE THEM IF THEY LEAVE.

Our success is largely dependent on the personal efforts of Thomas Andruskevich, the Company’s Chief Executive Officer, and certain other key members of the senior management team. Although the Company has entered into employment agreements with Mr. Andruskevich, and certain other key members of the senior management team, the loss of any of their services could cause the Company’s business to suffer. The Company’s success is also dependent upon its ability to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the retail industry is intense, and the Company cannot assure that we will be able to hire or retain the personnel necessary for its planned operations.

12.	THE COMPANY’S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO SUCCESSFULLY NEGOTIATE FAVORABLE LEASE TERMS.

All of the Company’s stores are leased. As of May 15, 2003, the Company had a total of 28 leased stores. The Company’s store leases are generally for a term of ten years, with rent being a fixed minimum base plus a percentage of the store’s sale volume (subject to certain adjustments) over a specified threshold. The Company has generally been successful in negotiating leases for new stores and lease renewals as its current leases near expiration. However, the Company’s business, financial condition, and operating results could be adversely affected if the Company is unable to continue to negotiate profitable lease and renewal terms.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As discussed in more detail in Item 7, the Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

Independent Auditors’ Report	21
Consolidated Balance Sheets as of March 29, 2003 and February 2, 2002	22
Consolidated Statements of Operations for the Year Ended March 29, 2003, the Transition Period, the Year Ended February 2, 2002 and the Year Ended February 3, 2001	23
Consolidated Statements of Stockholders’ Equity for the Year Ended March 29, 2003, the Transition Period, the Year Ended February 2, 2002, and the Year Ended February 3, 2001	24
Consolidated Statements of Cash Flows for the Year Ended March 29, 2003, the Transition Period, the Year Ended February 2, 2002, and the Year Ended February 3, 2001	25
Notes to Consolidated Financial Statements	26

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Mayor’s Jewelers, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Mayor’s Jewelers, Inc. and Subsidiaries (the “Company”) as of March 29, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended March 29, 2003, for the eight-week transition period ended March 30, 2002 and for each of the two fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mayor’s Jewelers, Inc. and Subsidiaries as of March 29, 2003 and February 2, 2002 and the results of their operations and their cash flows for the fiscal year ended March 29, 2003, for the eight-week transition period ended March 30, 2002 and for each of the two fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
June 6, 2003

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands except share and per share data)

	March 29,	February 2,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$276	$2,886
Accounts receivable (net of allowance for doubtful accounts of $1,263 and $1,487, respectively)	6,559	31,845
Inventories	76,753	80,716
Other current assets	2,987	2,604

Total current assets	86,575	118,051

Property, net	15,872	25,455
Other assets	736	1,083

Total non-current assets	16,608	26,538

Total assets	$103,183	$144,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,798	$10,769
Accrued expenses	7,434	7,318
Accrued restructuring	—	8,574
Credit facility	23,283	53,464
Liabilities of discontinued operations	527	—

Total current liabilities	45,042	80,125

Other long term liabilities	3,046	3,357
Term loan	12,668	—

Total long term liabilities	15,714	3,357

Commitments and contingencies (Notes I, K and L)	—	—
Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 15,050 shares authorized, 15,050 and 0 shares issued, respectively; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,592,264 and 29,509,703 shares issued, respectively	3	3
Additional paid-in capital	208,102	194,527
Accumulated deficit	(136,278)	(104,023)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	42,427	61,107

Total liabilities and stockholders’ equity	$103,183	$144,589

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts shown in thousands except share and per share data)

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	March 29,	March 30,	February 2,	February 3,
	2003	2002	2002	2001

Net sales	$118,391	$17,856	$160,727	$179,557
Cost of sales	78,740	11,966	101,179	101,544

Gross profit	39,651	5,890	59,548	78,013
Selling, general and administrative expenses	53,719	9,287	76,206	69,381
Restructuring, asset impairments and other charges	2,887	305	28,214	—
Depreciation and amortization	4,177	1,102	9,564	7,942
Goodwill impairment writedown	(615)	—	22,265	—

	60,168	10,694	136,249	77,323

Operating (loss) income	(20,517)	(4,804)	(76,701)	690
Interest and other income	1,433	41	174	213
Interest and other financial costs	(6,757)	(538)	(3,788)	(3,450)

Loss from continuing operations before income taxes	(25,841)	(5,301)	(80,315)	(2,547)
Income tax (benefit) provision	(547)	—	3,431	—

Loss from continuing operations	(25,294)	(5,301)	(83,746)	(2,547)
(Loss) gain from discontinued operations, net of income tax expense of $393 in 2001	(1,604)	(56)	(112)	13,544

Net (loss) income	$(26,898)	$(5,357)	$(83,858)	$10,997

Weighted average shares outstanding, basic and diluted	19,568,006	19,525,749	19,416,398	19,587,322
(Loss) earnings per share, basic and diluted:
Continuing operations	$(1.34)	$(0.27)	$(4.31)	$(0.13)
Discontinued operations	(0.08)	(0.00)	(0.01)	0.69

	$(1.42)	$(0.27)	$(4.32)	$0.56

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

		Series A
	Preferred	Convertible	Common		Additional		Comprehensive
	Shares	Preferred	Shares	Common	Paid-In	Accumulated	Income	Treasury
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	(Loss)	Stock	Total

BALANCE AT JANUARY 29, 2000	0	0	20,378,836	$3	$191,810	$(31,162)		$(24,096)	$136,555
Comprehensive income:
Net income	—	—	—	—	—	10,997	$10,997	—	10,997

Purchase plan exercise	—	—	87,796	—	182	—		—	182
Issuance of common stock	—	—	665,456	—	1,829	—		—	1,829
Treasury stock	—	—	(1,905,156)	—	—	—		(5,304)	(5,304)

BALANCE AT FEBRUARY 3, 2001	0	0	19,226,932	3	193,821	(20,165)		(29,400)	144,259
Comprehensive loss:
Net loss	—	—	—	—	—	(83,858)	$(83,858)	—	(83,858)

Purchase plan exercise	—	—	71,503	—	136	—		—	136
Issuance of common stock	—	—	227,314	—	570	—		—	570

BALANCE AT FEBRUARY 2, 2002	0	0	19,525,749	3	194,527	(104,023)		(29,400)	61,107
Comprehensive loss:
Net loss for the transition period due to change in fiscal year	—	—	—	—	—	(5,357)	$(5,357)	—	(5,357)

BALANCE AT MARCH 30, 2002	0	0	19,525,749	3	194,527	(109,380)		(29,400)	55,750
Comprehensive loss:
Net loss	—	—	—	—	—	(26,898)	$(26,898)	—	(26,898)

Purchase plan exercise	—	—	82,561	—	23	—		—	23
Sale of Series A Convertible Preferred Stock and warrants, net (See Note J)	15,050	—	—	—	13,552	—		—	13,552

BALANCE AT MARCH 29, 2003	15,050	0	19,608,310	$3	$208,102	$(136,278)		$(29,400)	$42,427

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts shown in thousands)

		Transition
	Year Ended	Period Ended	Year Ended	Year Ended
	March 29,	March 30,	February 2,	February 3,
	2003	2002	2002	2001

Cash flow from operating activities
Net (loss) income	$(26,898)	$(5,357)	$(83,858)	$10,997
Deduct loss/gain from discontinued operations	(1,604)	(56)	(112)	13,544

Loss from continuing operations	(25,294)	(5,301)	(83,746)	(2,547)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,177	1,132	9,771	8,046
Amortization of debt costs	531	79
Deferred tax asset write-off	—	—	2,769	—
Provision for doubtful accounts	2,785	316	3,035	1,403
Goodwill impairment writedown	(615)	—	22,265	—
Closing stores asset writedown	(1,935)	—	11,300	—
Building and related assets writedown	—	—	4,897	—
Write-off of deferred financing costs	2,055	—	—	—
(Increase) decrease in assets:
Accounts receivable	2,366	7,672	95	(10,493)
Inventories	615	3,292	26,846	(29,042)
Other assets	(1,517)	(458)	3,958	(8,702)
Increase (decrease) in liabilities:
Accounts payable	2,598	(443)	(3,270)	(10,348)
Accrued expenses	2,109	(506)	(1,325)	(1,687)
Accrued restructuring	(6,554)	(84)	8,574	—

Net cash (used in) provided by continuing operations	(18,679)	5,699	5,169	(53,370)
Net cash (used in) provided by discontinued operations	(128)	—	(4,839)	58,563

Net cash (used in) provided by operating activities	(18,807)	5,699	330	5,193

Cash flows from investing activities:
Investment in Mayor’s, net of cash acquired	—	—	—	423
Proceeds from sales of fixed assets	5,547	—	—	—
Capital expenditures, net	(2,014)	(208)	(6,400)	(20,214)

Net cash provided by (used in) investing activities	3,533	(208)	(6,400)	(19,791)

Cash flows from financing activities:
Borrowings under line of credit	160,913	19,265	184,606	461,950
Line of credit repayments	(172,656)	(25,035)	(175,533)	(441,984)
Proceeds from issuance of preferred convertible stock and warrants, net	13,552	—	—	—
Net proceeds from sale of private label credit card receivables	12,147	—	—	—
Purchase of treasury stock	—	—	—	(5,304)
Proceeds from sale of employee stock plans	23	—	706	2,011
Cash paid from due to Mayor’s prior shareholders	—	—	—	(5,095)
Payment of commitment fee	(650)	(75)	—	—
Other	(541)	230	(2,186)	3,334

Net cash provided by (used in) financing activities	12,788	(5,615)	7,593	14,912

Net increase (decrease) in cash and cash equivalents	(2,486)	(124)	1,523	314
Cash and cash equivalents at beginning of year	2,762	2,886	1,363	1,049

Cash and cash equivalents at end of year	$276	$2,762	$2,886	$1,363

Supplemental cash flow information::
Interest paid	$4,605	$459	$3,788	$3,450
Income taxes (received) paid	$(91)	$—	$662	$58

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended
March 29, 2003, February 2, 2002 and February 3, 2001 and the Transition Period
from February 3, 2002 through March 30, 2002

A.     NATURE OF BUSINESS:

      Mayor’s Jewelers, Inc. and subsidiaries (“Mayor’s” or the “Company”) is primarily engaged in the sale of jewelry, watches and other consumer products, operating Mayor’s luxury jewelry stores. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

      The Company’s consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-two weeks ended March 29, 2003, the fifty-two weeks ended February 2, 2002 and the fifty-three weeks ended February 3, 2001 are referred to herein as Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

      The Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31. The audited “Transition Period” as a result of the change in fiscal year is the eight-week period from February 3, 2002 through March 30, 2002.

B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (1) Principles of Consolidation - The consolidated financial statements include the accounts of Mayor’s Jewelers, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      (2) Significant Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (3) Management’s Actions and Plans to Improve Operation Results - The Company incurred net losses and had negative operating cash flows in fiscal 2001 and 2002. During fiscal 2002, the Company completed the following actions in an effort to improve results of operations and cash flows:

•	Obtained an approximately $15 million gross equity investment from Henry A. Birks & Sons, Inc. (“Birks”) through the sale of preferred stock of the Company;

•	Refinanced its former working capital credit facility with a revolving credit facility, with a maturity date of August 2005, at interest rates lower than the former working capital facility and with increased borrowing availability based on a percentage of eligible inventory;

•	Obtained a $12.5 million term loan due August 2005;

•	Completed the previously announced closing of all stores outside the Company’s core Florida and Georgia marketplace and terminated the leases at all the closed stores.

      In addition, the Company has new management who have taken steps to stabilize relationships with various vendors and to make changes in the operations of Company’s business, which it believes will result in an improvement in sales trends. Although management expects that net losses and negative operating cash flows will continue during fiscal 2003, as a result of the actions completed during fiscal 2002 and changes made to the operations of the business, management believes that, barring a significant unforeseen external event that adversely affects current business trends and plans, the Company’s cash on hand, the borrowing availability under its credit facility and other short term borrowings will be sufficient to support the Company’s operations and other liquidity needs, including capital expenditures and debt service, for at least the next twelve months. There can be no assurances, however, that management’s plans will be successful.

      (4) Sales of Consignment Merchandise - Income is recognized on the sale of inventory held on consignment at such time as the merchandise is sold.

      (5) Sales Returns - The Company generally gives its customers the right to return merchandise purchased by them and records an accrual at the time of sale for the effect of the estimated returns.

      (6) Accounts Receivable - Accounts receivable arise primarily from customers’ use of the Mayor’s credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. Finance charge income was $1.5 million for Fiscal 2002, $0.5 million for the Transition Period, $3.6 million for Fiscal 2001 and $3.0 for Fiscal 2000 and is recorded as net sales in the accompanying Consolidated Statements of Operations.

      Certain sales plans of Mayor’s provide for revolving lines of credit and/or installment plans under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of March 29, 2003 that is not scheduled to be collected during the year ending April 3, 2004 is approximately $1.2 million or 19% of Mayor’s chargecard receivable.

      (7) Inventories - Mayor’s inventories are valued using the first in, first out method (“FIFO”) as of March 29, 2003. The Company changed its method of accounting from the last in, first out method (“LIFO”) to FIFO during the year ended March 29, 2003. The

Company believes that adopting the FIFO method will provide a more appropriate matching of current costs and current revenues. The cumulative effect of adopting the change is not material to the Company’s financial statements for the year ended March 29, 2003 and the difference between LIFO and FIFO was immaterial for all periods presented herein. The Company records provisions for lower of cost or market, damaged goods, and slow-moving inventory.

      (8) Property - Property is stated at cost net of accumulated deprecation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Estimated
Asset	Useful Life

Furniture and fixtures	5 years
Automobiles and trucks	3 years
Computer hardware and software	3 years

      Leasehold improvements are amortized over the shorter of the term of the respective lease or the useful life of the asset.

      (9) Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and (b) operating loss and tax credit carryforwards.

      (10) Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      (11) Cost in Excess of Fair Value of Assets Acquired (“Goodwill”) - The Company evaluated the recoverability of the carrying amount of Goodwill based on projected operating income. Goodwill resulting from the Mayor’s acquisition was written-off in full during Fiscal 2001 because management determined that the long term cash flows did not support the carrying value and such impairment is included in the operating loss in the Consolidated Statement of Operations.

      (12) Long-lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported generally at the lower of the carrying amount or fair value less cost to sell.

      (13) Deferred Financing Costs - The Company amortizes deferred financing costs incurred in connection with its financing agreements using the effective interest method over the related period. Such deferred costs are included in other assets in the accompanying Consolidated Balance Sheets.

      (14) Advertising Costs - Advertising costs are charged to expense as incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain specific advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $3.1 million, $0.6 million, $8.8 million and $8.6 million in Fiscal 2002, Transition Period, Fiscal 2001 and 2000, respectively.

      (15) Pre-opening Expenses - Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

      (16) Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

      (17) Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

      (18) Accounting for Stock-Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no stock-based compensation cost has been recognized for such plans. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” at the grant dates for awards granted in Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 under these plans, the Company’s net earnings and earnings per share would have been reduced to the proforma amounts presented below:

	Fiscal	Transition	Fiscal	Fiscal
	2002	Period	2001	2000

	(In thousands)
Net (loss) income:
As reported:
Continuing operations	$(25,294)	$(5,301)	$(83,746)	$(2,547)
Discontinued operations	(1,604)	(56)	(112)	13,544

	$(26,898)	$(5,357)	$(83,858)	$10,997

Proforma:
Continuing operations	$(25,846)	$(5,510)	$(86,550)	$(3,473)
Discontinued operations	(1,604)	(56)	(112)	13,544

	$(27,450)	$(5,566)	$(86,662)	$10,071

(Loss) income per share
As reported basic and diluted:
Continuing operations	$(1.34)	$(0.27)	$(4.31)	$(0.13)
Discontinued operations	(0.08)	(0.00)	(0.01)	0.69

	$(1.42)	$(0.27)	$(4.32)	$0.56

Proforma basic and diluted:
Continuing operations	$(1.36)	$(0.28)	$(4.45)	$(0.18)
Discontinued operations	(0.08)	(0.00)	(0.01)	0.69

	$(1.44)	$(0.28)	$(4.46)	$0.51

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000: expected volatility of 90%, 90%, 59% and 59%, respectively, risk-free interest rate of 2.53%, 4.59%, 4.50% and 4.70%, respectively, expected lives of approximately five years and a dividend yield of zero for all three fiscal years and the Transition Period presented. The weighted average fair values of options granted during Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 were $0.28, $0.95, $2.83 and $2.94, respectively.

     (19)  Newly Issued Accounting Standards — In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. Mayor’s adopted SFAS No. 142 in the first quarter of 2002. The impact of such adoption did not have a material impact on the financial position or results of operations of Mayor’s.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. Mayor’s adopted SFAS No. 144 in the first quarter of 2002. The impact of such adoption resulted in a store closure in Fiscal 2002 to be reported as a discontinued operation (see Note D).

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the Statement provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company’s statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the financial position or results of operations of Mayor’s.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that liabilities for costs associated with exit or disposal activities be recognized when the liabilities are incurred. This Statement also establishes fair value as the objective for initial measurement of the liabilities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations of Mayor’s.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which became effective during Fiscal 2002. This Statement amends SFAS No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. Mayor’s has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS No. 148. Deferred stock-based compensation is amortized using the straight-line method over the vesting period.

     In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. EITF 02-16 is not expected to have a material impact on the financial position or results of operations of Mayor’s.

     (20)  Earnings (Loss) Per Share — Earnings (loss) per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is not presented as the assumed conversion of options and warrants would be anti-dilutive and as a result, such presentation is not warranted.

C. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

     Other charges recorded in Fiscal 2002 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan of approximately $1.9 million, additional estimated sales tax liabilities of approximately $1.9 million, severance costs related to the departure of a former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable (See Note E) of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2001 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

     The goodwill impairment income of $0.6 million for Fiscal 2002 relates to the reversal of excess tax reserves due to a settlement with the Internal Revenue Service for less than the amount reserved. The tax matters existed prior to the acquisition of Mayor’s Jewelers, Inc. and would have been reversed against goodwill, however due to the fact that the goodwill was written off in Fiscal 2001 the reversal is classified in the same line item as the impairment.

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 were dominant factors in contributing to the Company’s poor operating performance in Fiscal 2001. The results drained the Company of significant amounts of capital which in turn required Mayor’s to restructure itself in an effort to position the Company for future profitability. Accordingly, the Company embarked on a multi-faceted restructuring plan (the “Restructuring Plan”). The Restructuring Plan was adopted in the fourth quarter of Fiscal 2001 and included, among other significant initiatives, an infusion of equity (See Note J), the refinancing of the Company’s bank debt (See Note H), the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     A summary of the charges recorded in Fiscal 2001 is as follows (in thousands):

Restructuring	$8,574
Write-down of assets	16,196
Other charges	3,444

28,214
Goodwill impairment write-off	22,265

$50,479

     The restructuring costs included employee severance costs of approximately $0.9 million and total costs to exit stores including lease termination and professional fees of $7.7 million. As of March 29, 2003, substantially all restructuring costs were paid. The write-down of assets included $11.3 million for the write-down of leasehold improvements and assets related to the closed locations and $4.9 million for the write-down of the corporate headquarters building and related assets, which were sold on July 12, 2002, to reflect their estimated fair value determined by comparable market information. The Restructuring Plan included the elimination of approximately 200 positions in the field as well as Mayor’s former Chief Executive Officer and the closure of 13 locations. The stores closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida and the termination of one lease commitment for a location that was not built. All thirteen locations were closed during Fiscal 2002, as well as one additional underperforming store that was not in the Restructuring Plan. The closing of these stores marks a significant retrenchment of the Company’s recent expansion strategy into states where Mayor’s does not enjoy the brand loyalty that it has enjoyed in Florida and Georgia.

     The goodwill impairment of $22.3 million is a write off of goodwill associated with the Mayor’s acquisition. Management determined that the long term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

     Other charges for Fiscal 2001 consist of one-time charges of $1.3 million for strategic cost reduction, $0.7 million for non-recurring legal fees associated with shareholder related matters and $1.4 million related to severance.

D. DISCONTINUED OPERATIONS:

     The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation and as a result, the Statements of Operations for Fiscal 2001 and Fiscal 2000 have been reclassified to reflect the store as a discontinued operation. Net losses for discontinued operations related to this store for Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 was $0.4 million, $.05 million, $0.1 million and $8,000, respectively. The loss on disposal of the store due to closure was approximately $1.2 million and related primarily to costs to exit the lease, write-off of fixed assets and severance offset by the write-off of deferred revenue from landlord inducements. Store sales for Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 were $1.5 million, $0.4 million, $3.0 million and $1.7 million, respectively. Liabilities of discontinued operations as of March 29, 2003 are $527,000 and relate primarily to costs incurred to exit the lease.

     The Company also retailed fine jewelry, watches and certain other select non-jewelry consumer products primarily to warehouse club members through Sam’s Club, a division of Wal-Mart, Inc., pursuant to an agreement whereby the Company operated a concession at all of Sam’s domestic and Puerto Rico locations (“Sam’s Division”) through February 1, 2001. The Sam’s Division is accounted for as a discontinued operation. The Company recorded a net gain from disposition of $13.6 million, net of a tax liability of $393,000, in Fiscal 2000. Sam’s Division sales for Fiscal 2000 were $227.3 million.

E. ACCOUNTS RECEIVABLE:

     On October 1, 2002, the Company sold $13.1 million of its $18.5 million credit card portfolio to Wells Fargo on a non-recourse basis. A charge on disposal of the portfolio of $413,000 related to the sale is included in Other Charges in the Consolidated Statement of Operations for Fiscal 2002. The Company retained gross receivables of $5.4 million representing customers with balances greater than an agreed upon amount and certain accounts that Wells Fargo did not wish to purchase. The Company will continue to provide Wells Fargo the opportunity to purchase accounts receivable at a discount and on a non-recourse basis going forward.

F. INVENTORIES:

     Inventories are summarized as follows:

	March 29, 2003		February 2, 2002

	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

	(Amounts shown in thousands)
Raw materials	$1,138	$—	$656	$—
Finished goods	75,615	6,172	80,060	7,875

	$76,753	$6,172	$80,716	$7,875

     G.     PROPERTY:

     The components of property are as follows:

	March 29,	February 2,
	2003	2002

	(Amounts shown in
	thousands)
Land	$—	$3,248
Buildings and improvements	—	3,799

	March 29,	February 2,
	2003	2002

	(Amounts shown in
	thousands)
Furniture and fixtures	6,130	8,038
Leasehold improvements	27,248	29,948
Computer Hardware and Software	6,826	6,866
Automobiles and trucks	83	225

	40,287	52,124
Less accumulated depreciation	(24,415)	(26,669)

	$15,872	$25,455

     Depreciation expense for Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 was approximately $4.3 million, $1.1 million, $7.4 million and $5.8 million, respectively.

H. TERM LOAN AND CREDIT FACILITY:

     Prior to May 30, 2002, the Company had an $80 million working capital credit facility in place with a bank group led by Citicorp. The Company was operating under an amendment that required a restructuring or refinancing of the facility by May 30, 2002. Accordingly, on May 30, 2002, the Company executed a $55 million working capital credit facility with Fleet Retail Finance and a $12.5 million junior secured term loan with Back Bay Capital. Both of the debt facilities had an expiration date of May 30, 2005. The facilities were replaced on August 20, 2002, with a new facility, with GMAC as a member of the lending group, with a maturity date of August 20, 2005. The revolving facility line increased from $55 million to $58 million, while the term loan remained at $12.5 million. Inventory loan availability on the credit facility was increased and the effective interest rate decreased from prime plus 2.75% to prime plus 1.50% (5.75% at March 29, 2003). The unused facility fee was reduced from 0.375% to 0.25%. An availability block was reduced from $8 million to $7 million for the July to December periods and to $6 million for the January to June periods. The $12.5 million junior secured term loan with Back Bay Capital remains, but with the effective interest rate decreased from 19.5% to 18.25%. During Fiscal 2002, interest of $168,000 was added to the principal balance of the term loan to arrive at a carrying value $12.7 million at March 29, 2003. Availability under the working capital facility is determined based upon a percentage formula applied to inventory less amounts outstanding under the term loan. Both facilities are collateralized by substantially all of the Company’s assets. The credit agreements include certain covenants, including, but not limited to, a capital expenditure financial covenant.

     Based on this, the Company had a $54.7 million borrowing capacity at March 29, 2003. At March 29, 2003, the Company had approximately $36.0 million outstanding under its facility and term loan and had $750,000 in letters of credit outstanding. This means the Company had an excess availability of approximately $18.0 million.

     Information concerning the Company’s short-term borrowings follows. In Fiscal 2001, borrowings under the credit facility that exceeded $50 million were considered short term. In Fiscal 2002, all borrowings under the credit facility are considered short term.

	Year Ended	Year Ended
	Mar. 29,	Feb. 2,
	2003	2002

	(Amounts shown in
	thousands)
Maximum borrowings outstanding during the period	$49,863	$70,993
Average outstanding balance during the period	$34,609	$38,829
Weighted average interest rate for the period	10.2%	7.0%

I. INCOME TAXES:

     The significant items comprising the Company’s net deferred taxes as of March 29, 2003 and February 2, 2002 are as follows:

	March 29, 2003	February 2, 2002

	(Amounts shown in thousands)
Deferred Tax Liabilities:
Purchase accounting differences in basis of inventories acquired	$—	$8,987

	—	8,987

Deferred Tax Assets:
Difference between book and tax basis of property	3,904	9,132
Sales returns and doubtful accounts allowances not currently deductible	627	765
Inventory reserves not currently deductible	2,183	2,289
Federal net operating loss and tax credit carryforward	23,883	13,065
State net operating loss carryforward	927	1,000
Other reserves not currently deductible	1,990	4,561

	March 29, 2003	February 2, 2002

	(Amounts shown in thousands)
Change in accounting principle	—	839
Purchase accounting differences in basis of sales returns allowances acquired	40	—
Foreign income subject to tax net of available credits	780	780

	34,334	32,431

Net deferred tax asset before valuation allowance	34,334	23,444
Valuation allowance	(34,334)	(23,444)

Net deferred tax asset	$0	$0

     The components of the provision (benefit) for income taxes consists of the following:

	March 29, 2003	February 2, 2002

	(Amounts	(Amounts
	shown in	shown in
	thousands)	thousands)
Current Tax:
Federal	$(1,005)	$732
State	(13)	(70)
Foreign	471	—

	(547)	662

Deferred Tax:
Federal	—	2,769

	—	2,769

Total provision for income taxes	$(547)	$3,431

     The provision (benefit) for income taxes varies from the amount computed by applying the statutory rate for the reasons summarized below:

	Year ended	Year ended
	March 29, 2003	February 2, 2002

	Rate	Rate

Statutory rate	34.0%	34.0%
Increase in valuation allowance	(35.4)%	(31.7)%
Nondeductible intangible amortization	2.7%	(10.2)%
Foreign operations	(1.8%)	—

Other	(2.6)%	3.6%

	2.1%	(4.3)%

     The Company has a federal net operating loss carryforward of approximately $67.5 million and state net operating loss carryforward of approximately $20.1 million. The federal net operating loss carryforward expires beginning in Fiscal 2009 through Fiscal 2022 and the state net operating loss carryforward expires beginning in Fiscal 2004 through Fiscal 2022. The Company also has an alternative minimum tax credit carryforward of approximately $0.8 million to offset future federal income taxes. In addition, in accordance with the federal Job Creation and Worker Assistance Act of 2002, the Company will file amended federal income tax returns for the fiscal years 1996-1999 to recover alternative minimum tax that was paid totaling approximately $0.9 million which has been recorded as an income tax benefit in Fiscal 2002. The valuation allowance has been recorded to reduce the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

     At the time the Company purchased Exclusive Diamonds International, Limited (“EDI”), its former Israeli gold and diamond manufacturer, in August of 1990, EDI applied to and received from the Israeli government under the Capital Investments Law of 1959 “approved enterprise” status, which results in reduced tax rates given to foreign owned corporations to stimulate the export of Israeli manufactured products. The effect in Fiscal 2002, Fiscal 2001 and Fiscal 2000 was not material. The “approved enterprise” tax benefit was available to EDI until the year 2000. Upon its sale or liquidation, EDI will be subject to a 10% tax on any income that was previously exempted from tax as a result of its “approved enterprise” status. Furthermore, depending on the specific form of the transaction, the Company may be subject to additional Israeli taxes, at rates ranging from 15% to 36%, upon the sale of either EDI’s assets or the Company’s stock of EDI.

     The IRS examination of Mayor’s 1994, 1995 and 1996 federal income tax returns has been concluded. The result was that Mayor’s decreased its LIFO reserve by $2.8 million for 1996 which increased taxable income for that year. Mayor’s had available NOLs that it was able to use to offset all of the increased tax liability except for eleven thousand dollars which was paid in Fiscal 2003 for alternative tax and environmental tax due for these years.

J. RELATED PARTY TRANSACTIONS:

     On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which has been netted against the proceeds in Stockholders’ Equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock, that is convertible into 50,166,667 shares of common stock, which upon conversion would give Birks approximately a 72% interest in Mayor’s. The shares have a liquidation value of $1,000 each. The shares carry a cumulative annual dividend yield of $1.4 million of which $0.8 million was cumulative in Fiscal 2002, however not accrued due to the fact that they were not declared by the Board of Directors. The dividends shall accrue and remain unpaid until October 15, 2004, thereafter all dividends, including accrued and unpaid, shall be payable quarterly in arrears each January 15, April 15, July 15 and October 15 of each year. The investment also provides Birks with the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election if the holders converted all of the Series A Convertible Preferred then outstanding into Common Stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

     Birks also received warrants that, upon exercise, would increase Birks interest to approximately 82%. The warrants are exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares at $0.35 per share, 12,425,595 shares at $0.40 per share, which upon exercise would increase Birks’ interest in Mayor’s to approximately 82%. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     Included in General and Administrative Expenses are $390,000 of fees paid to Birks in Fiscal 2002 for merchandising and other consulting services prior to the equity investment transaction. In Fiscal 2002, Mayor’s reimbursed Birks $234,000 for costs related to the advisory, management and corporate services given to Mayor’s pursuant to a Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during Fiscal 2002, Mayor’s purchased $407,000 of merchandise from Birks and Birks purchased $190,000 of merchandise from Mayor’s pursuant to a Manufacturing and Sale Agreement. As of March 29, 2003, the Company owed Birks $291,000 related to purchases of inventory, advisory, management and corporate services and to reimburse Birks for expenses paid on behalf of Mayor’s. As of March 29, 2003, Birks owed Mayor’s approximately $9,000 for inventory purchases. Mayor’s also purchased $108,000 of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP — Finance and Group VP — Strategy and Business Integration serve in the same capacity for Birks. In addition, Thomas A. Andruskevich, Mayor’s Chairman of the Board of Directors, President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

K. COMMITMENTS AND CONTINGENCIES:

     In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at $3.25 to $4.00 per share which expire May 1, 2005.

     Operating Leases. The Company leases all of its retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. Since the sale of its corporate building in July 2002, the Company’s corporate facility is leased. The Company also has non-cancelable operating leases for copiers, postage machines, and computer equipment. At March 29, 2003, the Company was obligated for the following minimum annual rentals under non-cancelable operating leases:

Fiscal	Amounts
Year	In Thousands

2003	$7,038
2004	6,528
2005	5,744
2006	5,509
2007	4,673
Thereafter	14,184

$43,676

     Rent expense for the Mayor’s stores was approximately $10.4 million including $0.3 million of contingent rent for Fiscal 2002, $2.0 million for Transition Period, $11.8 million including $1.0 million of contingent rent for Fiscal 2001 and $9.6 million including $1.8 million of contingent rent for Fiscal 2000.

L. LEGAL PROCEEDINGS:

     The Company is involved in litigation arising from the normal course of business. The Company believes the facts and the law supports its position and those matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of such legal matters.

M. LOSS PER SHARE:

     The following provides a reconciliation of the basic and diluted loss per share amounts for Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000:

		Transition
(in thousands)	Year Ended	Period Ended	Year Ended	Year Ended
except share data	March 29, 2003	March 30, 2002	February 2, 2002	February 1, 2001

Loss from continuing operations	$(25,294)	$(5,301)	$(83,746)	$(2,547)
Plus: cumulative preferred stock dividends	(872)	—	—	—

Loss from continuing operations attributable to common stockholders	(26,166)	(5,301)	(83,746)	(2,547)
(Loss) gain from discontinued operations	(1,604)	(56)	(112)	13,544

Net (loss) income attributable to common stockholders	$(27,770)	$(5,357)	$(83,858)	$10,997

Weighted average shares	19,568,006	19,525,749	19,416,398	19,587,322

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.34)	$(0.27)	$(4.31)	$(0.13)
Discontinued operations	(0.08)	—	(0.01)	0.69

	$(1.42)	$(0.27)	$(4.32)	$0.56

N. EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

     In June 1987, the Board of Directors approved an Employee Stock Purchase Plan, which permits eligible employees, which do not include executives of the Company, to purchase Common Stock from the Company at 85% of its fair market value through regular payroll deductions. This plan is currently on hold pending shareholder approval of additional shares to be allocated to the program.

     A total of 562,500 shares are reserved for issuance under the Employee Stock Purchase Plan of which 82,561, 71,503 and 87,796 shares were issued during the Fiscal years 2002, 2001 and 2000.

Profit Sharing Plans

     In December 1992, the Board of Directors approved the Jan Bell Marketing, Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In connection with the Jan Bell Marketing, Inc. acquisition of Mayor’s Jewelers, Inc. in July 1998, effective April 18, 2000, the former Mayor’s Jewelers, Inc. 401(k) Profit Sharing Plan merged with the Plan. Additionally, as of February 25, 2000, the Sponsor has changed its name to Mayor’s Jewelers, Inc. and the Plan was renamed as Mayor’s 401(k) Profit Sharing Plan and Trust, effective January 1, 2001. The Company makes a cash contribution of 25% of the employee’s pretax contribution, up to 4% of the employee’s compensation, in any calendar year. The employer match for Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000 were $77,402, $21,177, $133,086 and $187,587, respectively.

Stock Option Plans

     As of March 29, 2003 the Company had 1,870,006 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

     Options granted to date generally become exercisable from six months to three years after the date of grant, provided that the individual is continuously employed by the Company, or in the case of directors, remains on the Board of Directors. All options generally expire no more than ten years after the date of grant.

     The following is a summary of the activity in the option plans during Fiscal 2002, Transition Period, Fiscal 2001 and Fiscal 2000:

	Fiscal 2002		Transition Period		Fiscal 2001		Fiscal 2000

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,561,220	$3.47	6,918,437	$3.76	7,088,799	$4.01	7,118,216	$4.35
Granted	2,650,000	0.28	305,000	0.95	967,000	2.78	1,388,500	2.62
Canceled	(2,852,750)	2.73	(662,217)	2.99	(910,048)	4.98	(752,461)	5.80
Exercised	—	—	—	—	(227,314)	2.50	(665,456)	2.75

Outstanding at end of year	6,358,470	$2.33	6,561,220	$3.47	6,918,437	$3.76	7,088,799	$4.01

     A summary of the status of the option plans as of March 29, 2003 is presented below:

		Options Outstanding		Options Exercisable

		Weighted
		Avg
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 0.23 — $ 1.00	2,855,000	9.5	$0.32	701,667	$0.46
$ 1.01 — $ 2.05	303,167	7.8	$1.40	142,846	$1.46
$ 2.06 — $ 2.08	85,000	3.2	$2.06	85,000	$2.06
$ 2.09 — $ 3.09	872,128	5.5	$2.50	718,129	$2.51
$ 3.10 — $ 4.64	1,205,504	4.7	$3.86	889,511	$3.88
$ 4.65 — $ 6.95	899,000	1.6	$5.51	899,000	$5.51
$ 6.96 — $10.43	77,005	0.4	$9.00	77,005	$9.00
$10.44 — $14.10	61,666	9.2	$12.99	61,666	$12.99

$ 0.23 — $14.10	6,358,470	6.7	$2.33	3,574,824	$3.47

O. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate fair value:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short term nature.

•	The fair value of the Company’s long term debt approximates carrying value based on the quoted market prices for the same or similar issues.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Thirteen Weeks Ended

	Jul. 6,	Oct. 5,	Jan. 4,	Mar. 29,
	2002	2002	2003	2003

	(In thousands, except per share data)
Net Sales	$29,516	$26,230	$44,088	$18,557
Gross Profit	9,486	6,820	17,593	5,752
(Loss) income from continuing operations	(9,436)	(14,005)	2,855	(4,708)
Basic earnings (loss) per Common Share from continuing operations	(0.48)	(0.71)	0.13	(0.28)
Diluted earnings (loss) per Common Share from continuing operations	(0.48)	(0.71)	0.03	(0.37)

	Thirteen Weeks Ended

	May 5,	Aug. 4,	Nov. 3,	Feb. 2,
	2001	2001	2001	2002

	(In thousands, except per share data)
Net Sales	$36,211	$35,229	$33,881	$58,378
Gross Profit	14,914	13,180	12,757	19,821
Net loss from continuing operations	(7,366)	(8,292)	(10,812)	(57,390)
Basic loss per Common Share from continuing operations	(0.38)	(0.43)	(0.55)	(2.94)
Diluted loss per Common Share from continuing operations	(0.38)	(0.43)	(0.55)	(2.94)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company’s accountants on accounting and financial disclosure.

PART III

ITEM 10 THROUGH 13

     Within 120 days after the close of Fiscal 2002, the Company intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. The information required in Items 10 through 13 are incorporated by reference to such statement pursuant to General Instruction G(3); provided, however, the Compensation Committee Report, Audit Committee Report, the Performance Graphs, and all other items of such statement that are not required to be incorporated, are not incorporated by reference into this Form 10-K or any other filing with the SEC by the Company.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

     (b)  Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following is a list of the consolidated financial statements of Mayor’s Jewelers, Inc. and subsidiaries included in Item 8 of Part II.

INDEPENDENT AUDITORS’ REPORT.

CONSOLIDATED BALANCE SHEETS — March 29, 2003 and February 2, 2002.

CONSOLIDATED STATEMENTS OF OPERATIONS — Years Ended March 29, 2003, February 2, 2002 and February 3, 2001 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Years Ended March 29, 2003, February 2, 2002 and February 3, 2001 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Years Ended March 29, 2003, February 2, 2002 and February 3, 2001 and the eight-week Transition Period Ended March 30, 2002.

     (a)(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a)(3) Exhibits required to be filed by Item 601 of Regulation 5-K as exhibits to this Report are listed in the Exhibit Index appearing on pages 40 through 41.

     (b)  Reports on Form 8-K.

     January 29, 2003 – reporting a change in fiscal year

     February 27, 2003 – including press release reporting financial results for transition period

SCHEDULE II

MAYOR’S JEWELERS, INC. VALUATION AND QUALIFYING ACCOUNTS
(Amounts shown in thousands)

		Charged to
	Beginning	Cost and			Ending
Description	Balance	Expenses		Deductions	Balance

Fiscal year ended February 3, 2001
Allowance for Doubtful Accounts	$1,274	$2,011	(1)	$1,882	$1,403
Inventory Provisions	6,325	4,879		4,482	6,722
Fiscal year ended February 2, 2002
Allowance for Doubtful Accounts	1,403	2,877	(1)	2,793	1,487
Allowance for Restructuring	—	8,574		—	8,574
Inventory Provisions	6,722	8,881		10,004	5,599
Fiscal year ended March 29, 2003
Allowance for Doubtful Accounts	1,487	2,366	(1)	2,590	1,263
Allowance for Restructuring	8,574	—		8,574	—
Inventory Provisions	5,599	3,776		3,475	5,890

(1)	Net of recoveries

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYOR’S JEWELERS, INC.

Date: June 19, 2003

/s/ Thomas A. Andruskevich Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ THOMAS A. ANDRUSKEVICH Thomas A. Andruskevich	Chairman of the Board, President and Chief Executive Officer	June 19, 2003

/s/ JOHN D. BALL John D. Ball	Chief Financial Officer	June 19, 2003

/s/ LORENZO ROSSI DI MONTELERA Lorenzo Rossi Di Montelera	Director	June 19, 2003

/s/ FILIPPO RECAMI Filippo Recami	Director	June 19, 2003

/s/ EMILY BERLIN Emily Berlin	Director	June 19, 2003

/s/ THOMAS EPSTEIN Thomas Epstein	Director	June 19, 2003

/s/ ELIZABETH M. EVEILLARD Elizabeth M. Eveillard	Director	June 19, 2003

/s/ MASSIMO FERRAGAMO Massimo Ferragamo	Director	June 19, 2003

/s/ ANN SPECTOR LIEFF Ann Spector Lieff	Director	June 19, 2003

/s/ ROBERT ROBISON Robert Robison	Director	June 19, 2003

CERTIFICATIONS

I, Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer of Mayor’s Jewelers, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Mayor’s Jewelers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Thomas A. Andruskevich Thomas A. Andruskevich Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, John D. Ball, Chief Financial Officer of Mayor’s Jewelers, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Mayor’s Jewelers, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ John D. Ball John D. Ball Chief Financial Officer

Exhibit Index

Exhibit
No.	Description

2.1	Investment Agreement, dated July 30, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated July 22, 2002.

2.2	Amendment to Investment Agreement, dated as of August 20, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated August 16, 2002.

3.1	Certificate of Incorporation. Incorporated by reference from Mayor’s Form 8-K filed in July 2000.

3.2	Bylaws. Incorporated by reference from Mayor’s Form 10-K filed May 15, 1995.

4.1	See Exhibit 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of security holders of the Company.

4.2	Specimen Certificate. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

4.3	Rights Agreement dated November 21, 1996. Incorporated by reference from Mayor’s Form 8-K filed November 21, 1996.

4.4	Certificate of Designation of Series A Convertible Preferred Shares. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.5	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 30 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.6	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 35 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.7	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 40 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.8	Registration Rights Agreement, dated August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.1	Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

10.2	Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

10.3	Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Mayor’s Definitive Proxy Statement filed in April 1993.

10.4	Current Form of Director and Officer Indemnification Agreement.

10.5	Manufacturing and Sale Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002

10.6	Management Expense Reimbursement Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.7	Revolving Credit, Tranche B Loan and Security Agreement by and among Fleet Retail Finance Inc., GMAC Business Credit, LLC, Back Bay Capital Funding LLC and Mayor’s dated as of August 20, 2002. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.8	Voting and Standstill Agreement, dated as of April 26, 2001, among Mayor’s, Eliahu Ben-Samuel and Goldstein. Incorporated by reference from Mayor’s Form 8-K filed May 2, 2001.

10.9	Amended Employment Agreement, dated July 19, 2002, between Albert Rahm II and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

Exhibit
No.	Description

10.10	Amended Employment Agreement, dated July 19, 2002, between Aida Alvarez and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.11	Amended Employment Agreement, dated July 19, 2002, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.12	Employment Agreement, dated October 1, 2002, between Joseph Keifer III and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.13	Employment Agreement, dated October 29, 2002, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.14	Amended Employment Agreement, dated March 31, 2003, between Marc Weinstein and Mayor’s.

10.15	Preferability letter from Deloitte & Touche LLP regarding the change in inventory valuation methodology.

21.1	Subsidiaries of Mayor’s.

23.1	Consent of Deloitte & Touche LLP.

99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the report.