Form 10-Q
period 2003-06-28
MAYORS JEWELERS INC/DE
filed 2003-08-07
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-2290953 (I.R.S. Employer Identification No.)

14051 N.W. 14th Street
Sunrise, Florida 33323
(Address of Principal Executive Offices) (Zip Code)

(954) 846-8000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19, 608, 310 SHARES ($.0001 PAR VALUE)
AS OF AUGUST 6, 2003

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2003

TABLE OF CONTENTS

		Page No.

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements — Unaudited

	Consolidated Condensed Balance Sheets as of June 28, 2003 and March 29, 2003	3

	Consolidated Condensed Statements of Operations for the thirteen weeks ended June 28, 2003 and the fourteen weeks ended July 6, 2002	4

	Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended June 28, 2003 and the fourteen weeks ended July 6, 2002	5

	Notes to Consolidated Condensed Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	12

Item 4.	Controls and Procedures	12

PART II:	OTHER INFORMATION

	Item 1. Legal Proceedings	12

	Item 6. Exhibits and Reports on Form 8-K	13

	Signatures	14

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	June 28,	March 29,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$289	$276
Accounts receivable (net of allowance for doubtful accounts of $1,114 and $1,263, respectively)	6,387	6,559
Inventories	83,244	76,753
Other current assets	2,919	2,987

Total current assets	92,839	86,575

Property, net	15,405	15,872
Other assets	661	736

Total non-current assets	16,066	16,608

Total assets	$108,905	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,972	$13,798
Accrued expenses	8,523	7,434
Liabilities of discontinued operations	420	527
Credit facility	27,696	23,283

Total current liabilities	54,611	45,042

Term Loan	12,668	12,668
Other long term liabilities	2,988	3,046

Total long term liabilities	15,656	15,714

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 15,050 shares authorized, 15,050 and 0 shares issued, respectively; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,592,264 shares issued	3	3
Additional paid-in capital	208,102	208,102
Accumulated deficit	(140,067)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	38,638	42,427

Total liabilities and stockholders’ equity	$108,905	$103,183

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED

(Amounts shown in thousands except share and per share data)

	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	June 28, 2003	July 6, 2002

Net sales	$24,505	$29,068
Cost of sales	14,601	19,486

Gross profit	9,904	9,582

Selling, general and administrative expenses	11,774	14,852
Other charges	—	2,234
Depreciation and amortization	851	1,582

	12,625	18,668

Operating loss	(2,721)	(9,086)
Interest and other income	60	1,431
Interest and other financial costs	(1,128)	(1,667)

Loss from continuing operations	(3,789)	(9,322)
Loss from discontinued operations	—	(114)

Net loss	(3,789)	$(9,436)
Preferred stock cumulative dividend	(357)	—

Net loss attributable to common stockholders	$(4,146)	$(9,436)

Weighted average shares outstanding, basic and diluted	19,608,310	19,572,559
Loss per share, basic and diluted:
Continuing operations	$(0.21)	$(0.47)
Discontinued operations	—	(0.01)

	$(0.21)	$(0.48)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED

(Amounts shown in thousands)

	Thirteen	Fourteen
	Weeks Ended	Weeks Ended
	June 28, 2003	July 6, 2002

Cash flows from operating activities:
Net loss	$(3,789)	$(9,436)
Deduct loss from discontinued operations	—	114

Loss from continuing operations	(3,789)	(9,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	1,582
Amortization of debt costs	74	146
Amortization of construction allowance	(135)	(148)
Provision for doubtful accounts	26	952
Write-off of deferred financing costs	—	335
(Increase) decrease in assets:
Accounts receivable	146	1,212
Inventories	(6,491)	6,933
Other assets	68	1,188
Increase (decrease) in liabilities:
Accounts payable	4,122	(3,957)
Accrued expenses	1,089	277
Accrued restructuring	—	(19)

Net cash used in continuing operations	(4,039)	(821)
Net cash used in discontinued operations	(107)	(114)

Net cash used in operating activities	(4,146)	(935)

Cash flows from investing activities:
Capital expenditures	(332)	(129)
Proceeds from sale of fixed assets	78	4

Net cash used in investing activities	(254)	(125)

Cash flows from financing activities:
Proceeds from sale of employee stock plans	—	13
Borrowings under line of credit	31,199	38,469
Line of credit repayments	(26,786)	(36,379)
Payment of commitment fee related to line of credit	—	(1,365)
Other	—	400

Net cash provided by financing activities	4,413	1,138

Net increase in cash and cash equivalents	13	78
Cash and cash equivalents at beginning of period	276	2,762

Cash and cash equivalents at end of period	$289	$2,840

Supplemental cash flow information:
Interest paid	$1,128	$1,332

Non-cash investing and financing activities:
Property acquired with debt	$130	$—

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

     Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of June 28, 2003 and March 29, 2003, and for the thirteen week period ended June 28, 2003 and fourteen week period ended July 6, 2002 have not been audited by certified public accountants, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen week period ended June 28, 2003 and fourteen week period ended July 6, 2002 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 29, 2003.

     Mayor’s is primarily engaged in the sale of fine quality jewelry, watches and giftware. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

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

B. Newly Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, SFAS No. 145 provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company’s statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

     In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”. EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

C. Discontinued Operations

     The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation and as a result, the Statement of Operations for the fourteen week period ended July 6, 2002 has been reclassified to reflect the store as a discontinued operation. Store sales and the net loss related to this store for the fourteen week period ended July 6, 2002 was $448,000 and $114,000, respectively. Liabilities of discontinued operations as of June 28, 2003 are $420,000 and relate primarily to costs incurred to exit the lease.

D. Other Charges

     Other charges for the fourteen weeks ended July 6, 2002 consist of one time charges for professional fees related to the liquidation of inventory in stores that were being closed as part of a restructuring plan and severance costs related to the departure of a former Chief Executive Officer.

E. Inventories

     Inventories are summarized as follows:

		(amounts shown in thousands)
	June 28, 2003		March 29, 2003

	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

Raw materials	$3,960		$1,138
Finished goods	79,284	$7,175	75,615	$6,172

	$83,244	$7,175	$76,753	$6,172

F. Related Party Transactions

     On August 20, 2002, the Company closed on a gross $15.05 million equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which has been netted against the proceeds in Stockholders’ Equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock, that is convertible into 50,166,667 shares of common stock, which upon conversion would give Birks approximately a 72% interest in Mayor’s. The shares have a liquidation value of $1,000 each. The shares carry a annual dividend yield of $1.4 million of which $1.2 million has accumulated as of June 28, 2003 (of which $357,000 is for the thirteen weeks ended June 28, 2003); however, no dividends have been accrued due to the fact that they were not declared by the Board of Directors. The dividends shall remain unpaid until October 15, 2004; thereafter, all dividends, including cumulative but unpaid, shall be payable quarterly in arrears each January 15, April 15, July 15 and October 15 of each year. The investment also provides Birks with the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by Birks on the record date of such election if Birks had converted all of the Series A Convertible Preferred then outstanding into Common Stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

     In connection with the transaction, Birks also received warrants that, upon exercise, would further increase Birks interest to approximately 82%. The warrants are exercisable for 12,424,596 shares of Common Stock at $0.30 per share, 12,424,596 shares of Common Stock at $0.35 per share, 12,425,595 shares of Common Stock at $0.40 per share. The warrants became exercisable on August 20, 2003 and expire on August 20, 2023. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants.

     During the thirteen weeks ended June 28, 2003, Mayor’s incurred approximately $14,000 of costs from Birks related to advisory, management and corporate services given to Mayor’s pursuant to a Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during the thirteen weeks ended June 28, 2003, Mayor’s purchased approximately $28,000 of merchandise from Birks pursuant to a Manufacturing and Sale Agreement. As of June 28, 2003, the Company owed Birks $73,000 related to purchases of inventory, advisory, management and corporate services and to reimburse Birks for expenses paid on behalf of Mayor’s

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, and Group VP-Strategy and Business Integration serve in the same capacity for Birks. In addition, Thomas A. Andruskevich, Mayor’s Chairman of the Board of Directors, President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

G. Legal Proceedings

     The Company is from time to time involved in litigation incident to the conduct of its business. In these pending matters, the Company believes the facts and the law support its positions and these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

H. Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no stock-based compensation cost has been recognized for such plans. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” at the grant dates for awards granted during the thirteen weeks ended June 28, 2003 and the fourteen weeks ended July 6, 2002 under these plans, the Company’s net loss and loss per share would have been reduced to the proforma amounts presented below:

	Thirteen Weeks	Fourteen Weeks
	Ended June 28, 2003	Ended July 6, 2002

	(In thousands)
Net loss attributable to common stockholders:
As reported:
Continuing operations	$(4,146)	$(9,322)
Discontinued operations	—	(114)

	$(4,146)	$(9,436)
Proforma:
Continuing operations	$(4,491)	$(9,781)
Discontinued operations	—	(114)

	$(4,491)	$(9,895)
Loss per share
As reported basic and diluted:
Continuing operations	$(0.21)	$(0.47)
Discontinued operations	—	(0.01)

	$(0.21)	$(0.48)
Proforma basic and diluted:
Continuing operations	$(0.23)	$(0.50)
Discontinued operations	—	(0.01)

	$(0.23)	$(0.51)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen weeks ended June 28, 2003 and the fourteen weeks ended July 6, 2002: expected volatility of 93%, and 81%, respectively, risk-free interest rate of 2.49% and 4.09%, respectively, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were no options granted during the thirteen weeks ended June 28, 2003 and the fourteen weeks ended July 6, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended March 29, 2003 and other reports filed with the Securities and Exchange Commission.

     Mayor’s currently operates 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. During the fourteen week period ended July 6, 2002, the Company operated 42 stores located in its core market of South and Central Florida and metropolitan Atlanta, Georgia as well as stores in non-core areas of California, Texas, Michigan, Illinois, Virginia and Arizona. The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic could have an adverse effect on the Company’s net sales and profitability.

     The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the third fiscal quarter holiday selling season.

Thirteen Weeks Ended June 28, 2003 compared to the Fourteen Weeks ended July 6, 2002

     The Company’s net sales for the thirteen weeks ended June 28, 2003 were $24.5 million compared to $29.1 million for the fourteen weeks ended July 6, 2002. The decrease in revenues for the thirteen weeks ended June 28, 2003 is primarily due to a net decrease of 14 stores in operation in the current fiscal quarter versus the prior year fiscal quarter as well as one less week of sales included in the first fiscal quarter of this year compared to the prior year fiscal quarter.

     When comparing similar thirteen week periods, net sales were $26.8 million for the period ended July 6, 2002 during which time Mayor’s operated 42 stores compared to the 28 stores operated in the thirteen week period ended June 28, 2003. Comparable store sales (sales in stores open in both thirteen week periods), increased in the 2003 period 14.4% over the similar thirteen week period in 2002.

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

     Gross profit was 40.4% for the thirteen weeks ended June 28, 2003 compared to 33.0% for the fourteen weeks ended July 6, 2002. The increase in gross profit as a percentage of net sales for the thirteen weeks ended June 28, 2003 is primarily due to management’s efforts to decrease the amount of discounting of merchandise that took place in the prior year in connection with the liquidation of inventory and closing of stores as well as the gradual introduction this year of higher margin merchandise to the stores.

     The Company’s strategy is to increase gross margin and gross profit over the next several years. Areas for gross margin improvement include strategies to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of exclusive and Mayor’s brand merchandise, and to move the mix of sales towards higher margin jewelry items. In addition, by leveraging the relationship with Birks and the new management at Mayor’s, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving inventory reserves are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross margin and gross profit will be successful.

     Selling, general and administrative expenses were $11.8 million or 48.0% of net sales for the thirteen weeks ended June 28, 2003 compared to $14.9 million or 51.1% of net sales for the fourteen weeks ended July 6, 2002. The decrease in selling, general and administrative expenses for the thirteen weeks ended June 28, 2003 is primarily a result of the operation of 14 less stores in the current fiscal quarter as compared to the prior year fiscal quarter, reduction of controllable expenses, as well as one less week during the first quarter of this year. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb the fixed costs compared to the prior year fiscal quarter.

     Other charges for the fourteen weeks ended July 6, 2002 consist of one time charges for professional fees related to the liquidation of inventory in stores that were being closed as part of a restructuring plan and severance costs related to the departure of a former Chief Executive Officer.

     Depreciation and amortization expenses were $0.9 million for the thirteen weeks ended June 28, 2003 compared to $1.6 million for the fourteen weeks ended July 6, 2002. The decrease in depreciation and amortization expenses for the thirteen weeks ended June 28, 2003 was primarily due to the lack of depreciation in the current fiscal quarter related to the disposal of fixed assets in the 15 stores that were closed in the previous year and the corporate headquarters, which was sold in July 2002, slightly offset by the addition of fixed assets for the Company’s two new stores and other fixed asset additions since the prior year fiscal quarter.

     Interest and other income was $60,000 for the thirteen weeks ended June 28, 2003 compared to $1.4 million for the fourteen weeks ended July 6, 2002, which included a release of funds held in escrow which resulted in a gain of $1.4 million in connection with a settlement with former Mayor’s stockholders. Interest and other financial costs were $1.1 million for the thirteen weeks ended June 28, 2003 and $1.7 million for the fourteen weeks ended July 6, 2002. The prior year fiscal quarter includes approximately $335,000 related to the write-off of deferred financing costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As of June 28, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility is prime plus 1.5%, which was 5.50% as of June 28, 2003.

     As of June 28, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $61.9 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $40.4 million and letter of credit commitments of $750,000, the Company had excess borrowing capacity of approximately $20.8 million.

     The working capital facility currently contains certain financial covenants that limit capital expenditures.

     The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalities.

     During the thirteen weeks ended June 28, 2003, cash flows from continuing operating activities used $4.0 million in cash. Cash flows for discontinued operations used $0.1 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the thirteen weeks ended June

28, 2003, the increase in inventories, offset by the increase in accounts payable and accrued expenses. During the fourteen weeks ended July 6, 2002, cash flows from continuing operating activities used $0.9 million in cash.

     Net cash used in investing activities was $0.3 million during the thirteen weeks ended June 28, 2003, primarily related to capital expenditures for leasehold improvements for the corporate headquarters. Net cash used in investing activities was $0.1 million during the fourteen weeks ended July 6, 2002 due to certain capital expenditures.

     Net cash provided by financing activities of $4.4 million during the thirteen weeks ended June 28, 2003 primarily related to net borrowings under the credit facility. Net cash provided by financing activities was $1.1 million during the fourteen weeks ended July 6, 2002 primarily due to net borrowings on the line of credit offset by commitment fees paid for a line of credit.

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

     One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission, especially on Form’s 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Part I, Item 2 of the Form’s 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

CRICTICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from those estimates. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various factors that are believed to be reasonable.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

     The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.50%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of June 28, 2003 would increase or decrease earnings per share by approximately $.01 per share.

     The Company extends credit to its Mayor’s customers under its own revolving charge plan with up to three-year payment terms. Finance charges, when applicable, are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

Item 4. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures:

     Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in reports the Company files or submits under the Exchange Act.

     (b)  Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the Company’s most recent evaluation.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings at this time reportable pursuant to this Item 1. Although certain litigation of the Company is routine and incidental, and such litigation can result in large monetary awards for compensatory or punitive damages, the Company believes that no litigation that is currently pending involving the Company will have a material adverse effect on the Company’s financial condition.

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

10.1	Amendment to Mayor’s 1987 Employee Stock Purchase Plan dated July 22, 2003

31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003

31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2003

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     On July 29, 2003, the Company filed a Report on Form 8-K reporting 1) that the Board of Directors approved a change in fiscal year for Mayor’s from the Saturday closest to March 31 to the last Saturday in March, effective July 22, 2003; and 2) the issuance of a press release announcing certain preliminary financial results for the first fiscal quarter ended June 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)

By: /s/ Thomas A. Andruskevich

Chairman of the Board, President and Chief
Executive Officer

Date: August 7, 2003