Form 10-Q
period 2003-09-27
MAYORS JEWELERS INC/DE
filed 2003-11-07
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended September 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

19,608,310 SHARES ($.0001 PAR VALUE)
AS OF NOVEMBER 6, 2003*
*36,961,307 shares giving effect to the exercise of warrants on November 6, 2003 (see page 9)

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
Item 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32.1 CEO Certification Pursuant to Section 906
EX-32.2 CFO Certification Pursuant to Section 906

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

		Page No.

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements - Unaudited
	Consolidated Condensed Balance Sheets as of September 27, 2003 and March 29, 2003	3
	Consolidated Condensed Statements of Operations for the thirteen weeks ended September 27, 2003 and October 5, 2002	4
	Consolidated Condensed Statements of Operations for the twenty-six weeks ended September 27, 2003 and the twenty-seven weeks ended October 5, 2002	5
	Consolidated Condensed Statements of Cash Flows for the twenty-six weeks ended September 27, 2003 and the twenty-seven weeks ended October 5, 2002	6
	Notes to Consolidated Condensed Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	14
Item 4.	Controls and Procedures	14
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	15-16
Signatures		17

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	September 27,	March 29,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$1,076	$1,058
Accounts receivable (net of allowance for doubtful accounts of $1,115 and $1,263, respectively)	5,314	5,777
Inventories	87,386	76,753
Other current assets	1,754	2,987

Total current assets	95,530	86,575

Property, net	14,704	15,872
Other assets	864	736

Total non-current assets	15,568	16,608

Total assets	$111,098	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,721	$13,798
Accrued expenses	9,256	7,434
Liabilities of discontinued operations	—	527
Credit facility	32,183	23,283

Total current liabilities	61,160	45,042

Term loan	12,668	12,668
Other long term liabilities	3,031	3,046

Total long term liabilities	15,699	15,714

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 15,050 shares authorized, issued and outstanding; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 29,592,264 shares issued	3	3
Additional paid-in capital	208,102	208,102
Accumulated deficit	(144,466)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	34,239	42,427

Total liabilities and stockholders’ equity	$111,098	$103,183

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

Net sales	$23,834	$25,752
Cost of sales	14,333	18,876

Gross profit	9,501	6,876

Selling, general and administrative expenses	11,899	15,045
Other charges	—	742
Depreciation and amortization	861	1,216

	12,760	17,003

Operating loss	(3,259)	(10,127)
Interest and other income	4	—
Interest and other financial costs	(1,145)	(3,272)

Loss before income taxes	(4,400)	(13,399)
Income taxes	—	470

Loss from continuing operations	(4,400)	(13,869)
Loss from discontinued operations	—	(136)

Net loss	(4,400)	(14,005)
Preferred stock cumulative dividend	(357)	(119)

Net loss attributable to common stockholders	$(4,757)	$(14,124)

Weighted average shares outstanding, basic and diluted	19,608,310	19,569,858
Loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.71)
Discontinued operations	—	(0.01)

	$(0.24)	$(0.72)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

Net sales	$48,339	$54,820
Cost of sales	28,934	38,364

Gross profit	19,405	16,456

Selling, general and administrative expenses	23,672	29,897
Other charges	—	2,976
Depreciation and amortization	1,712	2,796

	25,384	35,669

Operating loss	(5,979)	(19,213)
Interest and other income	64	1,431
Interest and other financial costs	(2,273)	(4,939)

Loss before income taxes	(8,188)	(22,721)
Income taxes	—	470

Loss from continuing operations	(8,188)	(23,191)
Loss from discontinued operations	—	(250)

Net loss	(8,188)	(23,441)
Preferred stock cumulative dividend	(715)	(119)

Net loss attributable to common stockholders	$(8,903)	$(23,560)

Weighted average shares outstanding, basic and diluted	19,608,310	19,548,387
Loss per share, basic and diluted:
Continuing operations	$(0.45)	$(1.19)
Discontinued operations	—	(0.01)

	$(0.45)	$(1.20)

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts shown in thousands)

	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

Cash flows from operating activities:
Net loss	$(8,188)	$(23,441)
Deduct loss from discontinued operations	—	250

Loss from continuing operations	(8,188)	(23,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,712	2,796
Amortization of debt costs	172	274
Amortization of construction allowance	(278)	(236)
Provision for doubtful accounts	120	2,075
Write-off of deferred financing costs	—	2,055
(Increase) decrease in assets:
Accounts receivable	343	3,569
Inventories	(10,633)	7,552
Other assets	1,214	1,426
Increase (decrease) in liabilities:
Accounts payable	5,922	4,151
Accrued expenses	1,822	958
Accrued restructuring	—	(5,719)

Net cash used in continuing operations	(7,794)	(4,290)
Net cash used in discontinued operations	(527)	(250)

Net cash used in operating activities	(8,321)	(4,540)

Cash flows from investing activities:
Capital expenditures	(561)	(180)
Proceeds from sale of fixed assets	17	4,592

Net cash (used in) provided by investing activities	(544)	4,412

Cash flows from financing activities:
Proceeds from issuance of preferred convertible stock and warrants, net	—	14,537
Proceeds from sale of private label credit card receivable, net	—	12,147
Proceeds from stock issuance from employee stock plans	—	13
Borrowings under line of credit	62,780	78,879
Line of credit repayments	(53,879)	(106,190)
Payment of commitment fee related to line of credit	(281)	(2,118)
Other	263	346

Net cash provided by (used in) financing activities	8,883	(2,386)

Net increase (decrease) in cash and cash equivalents	18	(2,514)
Cash and cash equivalents at beginning of period	1,058	3,740

Cash and cash equivalents at end of period	$1,076	$1,226

Supplemental cash flow information:
Interest paid	$2,189	$2,884

Non-cash investing and financing activities:
Property acquired with debt	$130	$—

See notes to consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A.	Nature of Business

     Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of September 27, 2003 and March 29, 2003, and for the thirteen and twenty-six week periods ended September 27, 2003 and thirteen and twenty-seven week periods ended October 5, 2002 have not been audited by certified public accountants, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen and twenty-six week periods ended September 27, 2003 and thirteen and twenty-seven week periods ended October 5, 2002 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 29, 2003. Certain reclassifications were made to the prior period’s condensed consolidated balance sheet.

     The Company is primarily engaged in the sale of fine jewelry, timepieces and giftware. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

     Management believes that barring a significant external event that materially adversely affects the Company’s current business or the current industry trends as a whole, the Company’s borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support the Company’s working capital needs, capital expenditures and debt service for at least the next twelve months.

B.	Newly Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, SFAS No. 145 provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company’s statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

     In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

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

June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

C.	Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. No stock-based compensation cost has been recognized for such plans in the accompanying consolidated condensed statements of operations. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” at the grant dates for awards granted during the thirteen and twenty-six weeks ended September 27, 2003 and the thirteen and twenty-seven weeks ended October 5, 2002 under these plans, the Company’s net loss and loss per share would have been increased to the proforma amounts presented below:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

	(In thousands)
Net loss attributable to common stockholders:
As reported:
Continuing operations	$(4,757)	$(13,988)
Discontinued operations	—	(136)

	$(4,757)	$(14,124)

Proforma:
Continuing operations	$(5,086)	$(14,420)
Discontinued operations	—	(136)

	$(5,086)	$(14,556)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.24)	$(0.71)
Discontinued operations	—	(0.01)

	$(0.24)	$(0.72)

Proforma basic and diluted:
Continuing operations	$(0.26)	$(0.73)
Discontinued operations	—	(0.01)

	$(0.26)	$(0.74)

	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

	(In thousands)
Net loss attributable to common stockholders:
As reported:
Continuing operations	$(8,903)	$(23,310)
Discontinued operations	—	(250)

	$(8,903)	$(23,560)

Proforma:
Continuing operations	$(9,577)	$(24,200)
Discontinued operations	—	(250)

	$(9,577)	$(24,450)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.45)	$(1.19)
Discontinued operations	—	(0.01)

	$(0.45)	$(1.20)

	Twenty-Six	Twenty-Seven
	Weeks Ended	Weeks Ended
	September 27, 2003	October 5, 2002

	(In thousands)
Proforma basic and diluted:
Continuing operations	$(0.49)	$(1.24)
Discontinued operations	—	(0.01)

	$(0.49)	$(1.25)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen and twenty-six weeks ended September 27, 2003 and the thirteen and twenty-seven week periods ended October 5, 2002: expected volatility of 96% and 81%, respectively, risk-free interest rate of 3.09% and 2.80%, respectively, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were 40,000 options granted during the thirteen and twenty-six weeks ended September 27, 2003 and 2,230,000 options granted during the thirteen and twenty-seven weeks ended October 5, 2002.

D.	Discontinued Operations

     The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation and as a result, the Statements of Operations for the thirteen and twenty-seven weeks periods ended October 5, 2002 have been reclassified to reflect the store as a discontinued operation. Sales related to this store for the thirteen and twenty-seven week periods ended October 5, 2002 were $478,000 and $926,000, respectively. The net loss related to this store for the thirteen and twenty-seven week periods ended October 5, 2002 were $136,000 and $250,000, respectively.

E.	Other Charges

     Other charges for the thirteen and twenty-seven weeks ended October 5, 2002 consist of one time charges for professional fees related to the liquidation of inventory in stores that were being closed as part of a restructuring plan, charges related to the sale of certain of the Company’s accounts receivable portfolio and severance costs related to the departure of a former Chief Executive Officer.

F.	Inventories

     Inventories are summarized as follows:

	(amounts shown in thousands)
	September 27, 2003		March 29, 2003

	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

Raw materials	$3,815		$1,138
Finished goods	83,571	$8,572	75,615	$6,172

	$87,386	$8,572	$76,753	$6,172

G.	Related Party Transactions

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which has been netted against the proceeds in Stockholders’ Equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock, that is convertible into 50,166,667 shares of common stock. Upon conversion of the preferred shares Birks will have approximately a 77.5% interest in Mayor’s, taking into consideration the exercise of the warrants. The Series A Convertible Preferred Stock have a liquidation value of $1,000 each. In connection with the transaction, Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share, 12,424,595 shares of common stock at $0.40 per share. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants. On November 6, 2003, Birks exercised 32,523,787 of the warrants, on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise results in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, there were 4,750,000 warrants outstanding which were assigned to certain members of management of Birks.

     The Series A Convertible Preferred Stock carry an annual dividend yield of $1.4 million. As of September 27, 2003 there is $1.5 million of dividends accumulated (of which $357,000 and $715,000 is for the thirteen and twenty-six weeks ended September 27, 2003, respectively); however, no dividends have been accrued due to the fact that they have not been declared by the Board of Directors. The dividends shall remain unpaid until October 15, 2004; thereafter, all dividends, including cumulative but unpaid, shall be payable quarterly in arrears each January 15, April 15, July 15 and October 15 of each year. The investment also provides Birks with the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of common stock that would be held by Birks on the record date of such election if Birks had converted all of the Series A Convertible Preferred then outstanding into common stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

     During the thirteen and twenty-six weeks ended September 27, 2003, Mayor’s incurred approximately $40,000 and $57,000, respectively, of costs from Birks related to advisory, management and corporate services given to Mayor’s pursuant to a Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during the thirteen and twenty-six weeks ended September 27, 2003, Mayor’s purchased approximately $230,000 and $258,0000, respectively, of merchandise from Birks pursuant to a Manufacturing and Sale Agreement. As of September 27, 2003, the Company owed Birks $309,000 related to purchases of inventory, advisory, management and corporate services and to reimburse Birks for expenses paid on behalf of Mayor’s. Included in General and Administrative Expenses are $390,000 of fees paid to Birks in during the thirteen and twenty-six weeks ended October 5, 2002 for merchandising and other consulting services prior to the equity investment transaction. Mayor’s also purchased $5,000 of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during the thirteen and twenty-six weeks ended September 27, 2003.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Marketing, Group VP-Creative Director, Group VP-Supply Chain Operations and Group VP-Strategy and Business Integration and other members of management serve in the same capacity for Birks. In addition, Thomas A. Andruskevich, Mayor’s Chairman of the Board of Directors, President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

H.	Legal Proceedings

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

     Mayor’s currently operates 28 luxury jewelry stores in Florida and Georgia. During the twenty-seven week period ended October 5, 2002, the Company operated between 29 and 40 stores located in its core market of Florida and Georgia as well as stores in non-core areas of California, Texas, Michigan, Illinois, Virginia and Arizona. The reduction in the number of stores was a result of the execution of the restructuring plan during the last fiscal year that included closing under-performing stores outside of the Company’s core market of Florida and Georgia. The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic could have an adverse effect on the Company’s net sales and profitability.

     The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the third fiscal quarter holiday selling season.

     Thirteen and twenty-six weeks ended September 27, 2003 compared to the thirteen and twenty-seven weeks ended October 5, 2002

     The Company’s net sales for the thirteen and twenty-six weeks ended September 27, 2003 were $23.8 million and $48.3 million, respectively, compared to $25.8 million and $54.8 million, respectively, for the thirteen and twenty-seven weeks ended October 5, 2002. The decrease in revenues for the thirteen and twenty-six weeks ended September 27, 2003 is primarily due to a much smaller scale of operations in terms of number of stores in operation, a net decrease of 12 stores in the current second fiscal quarter versus the prior year second fiscal quarter. For the twenty-six weeks ended September 27, 2003 the decrease as compared to the prior year was a result of less stores in operations as previously noted as well as one less week of sales included in the first fiscal quarter of this year compared to the prior year fiscal quarter.

     Comparable store sales (sales in stores open in both thirteen and twenty-six weeks periods), increased in the 2003 period 6.8% and 10.5%, respectively, over the similar thirteen and twenty-six weeks period in 2002. Comparable store sales increases, for stores open in both thirteen week periods, were 16.6% for July and 28.2% for September; however, the increase for the second quarter was 6.8% due to the impact of the large volume of liquidation sales in August 2002 which did not reoccur this year.

     The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprise a significant portion of the Mayor’s business, which is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company is unable to sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results. Please refer to Item 2 “Forward Looking Statements.”

     Gross profit was 39.9% and 40.1% for the thirteen and twenty-six weeks ended September 27, 2003, respectively, compared to 26.7% and 30.0% for the thirteen and twenty-seven weeks ended October 5, 2002, respectively. The increase in gross profit as a percentage of net sales for the thirteen weeks ended September 27,

2003 primarily resulted from the continued successful execution of merchandising strategies in the current year, as opposed to aggressive sales promotions in the thirteen weeks ended October 5, 2002, which was necessary for generating sufficient cash to sustain the Company’s operations prior to the Henry Birks & Sons Inc. equity infusion in August 2002. For the twenty-six weeks ended September 27, 2003 versus the twenty-seven weeks ended October 5, 2002, the gross profit increased, despite the additional week of sales in 2002, due to the factors previously mentioned as well as the impact of the liquidation of inventory in the closing of stores in the prior year.

     The Company’s strategy is to continue to increase gross margin and gross profit over the next several years. Areas for gross margin improvement include strategies to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of exclusive and Mayor’s brand merchandise, and to move the mix of sales towards higher margin jewelry items. In addition, by leveraging the relationship with Birks and the new management at Mayor’s, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as slow moving inventory reserves are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross margin and gross profit will be successful.

     Selling, general and administrative expenses were $11.9 million or 49.9% of net sales and $23.7 million or 49.0% of net sales for the thirteen and twenty-six weeks ended September 27, 2003, respectively, compared to $15.0 million or 58.4% of net sales and $29.9 million or 54.5% of net sales for the thirteen and twenty-seven weeks ended October 5, 2002, respectively. The decrease in selling, general and administrative expenses for the thirteen and twenty-six weeks ended September 27, 2003 is primarily a result of the operation of 12 less stores in the current fiscal periods as compared to the prior year fiscal periods, reduction of controllable expenses, as well as one less week during the first quarter of this year. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb the fixed costs compared to the prior year fiscal periods.

     Other charges for the thirteen and twenty-seven weeks ended October 5, 2002 were $0.7 million and $3.0 million, respectively. These charges consist of one time charges for professional fees related to the liquidation of inventory in stores that were being closed as part of a restructuring plan, charges related to the sale of certain of the Company’s accounts receivable portfolio and severance costs related to the departure of a former Chief Executive Officer.

     Depreciation and amortization expenses were $0.9 million and $1.7 million for the thirteen and twenty-six weeks ended September 27, 2003, respectively, compared to $1.2 million and $2.8 million for the thirteen and twenty-seven weeks ended October 5, 2002, respectively. The decrease in depreciation and amortization expenses for the thirteen and twenty-six weeks ended September 27, 2003 was primarily due to the lack of depreciation in the current fiscal periods related to the disposal of fixed assets in the stores that were closed in the previous year and the corporate headquarters, which was sold in July 2002, slightly offset by the addition of fixed assets for the Company’s two new stores and other fixed asset additions since the prior year fiscal period.

     Interest and other income was $4,000 and $64,000 for the thirteen and twenty-six weeks ended September 27, 2003, respectively, compared to $1.4 million for the twenty-seven weeks ended October 5, 2002, which included a release of funds held in escrow resulting in a gain of $1.4 million in connection with a settlement with former Mayor’s stockholders. Interest and other financial costs were $1.1 million and $2.3 million for the thirteen and twenty-six weeks ended September 27, 2003, respectively, and $3.3 million and $4.9 million for the thirteen and twenty-seven weeks ended October 5, 2002, respectively. The thirteen and twenty-seven weeks ended October 5, 2002 includes approximately $1.7 million and $2.1 million, respectively, related to the write-off of deferred financing costs.

     Income taxes expense was $470,000 for the thirteen and twenty-seven weeks ended October 5, 2002 and resulted from the write-off of the balance of the income taxes receivable for an inactive Israeli subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As of September 27, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility is prime plus 1.5%, which was 5.50% as of September 27, 2003. The working capital facility currently contains certain financial covenants that limit capital expenditures. The junior secured term loan currently bears an effective interest rate of 18.25% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalities.

     As of September 27, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $67.3 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $44.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $21.8 million.

     During the twenty-six weeks ended September 27, 2003, cash flows from continuing operating activities used $7.8 million in cash. Cash flows for discontinued operations used $0.5 million in cash to settle final obligations related to the closing of a store. The use of cash for operating activities was primarily the result of the working capital needs to fund the operating net loss for the twenty-six weeks ended September 27, 2003, the increase in inventories to prepare for the upcoming holiday selling season, offset by the increase in accounts payable and accrued expenses also primarily related to the purchase of inventories. During the twenty-seven weeks ended October 5, 2002, cash flows from continuing operating activities used $4.3 million in cash, a result of the net loss for the period and the use of cash to satisfy restructuring liabilities offset by the effect of non-cash expenses and the decrease in assets as stores were closed.

     Net cash used in investing activities was $0.5 million during the twenty-six weeks ended September 27, 2003, primarily related to capital expenditures for leasehold improvements for the corporate headquarters and information systems. Net cash provided by investing activities was $4.4 million during the twenty-seven weeks ended October 5, 2002 due to the sale of the Company’s corporate headquarters.

     Net cash provided by financing activities was $8.9 million during the twenty-six weeks ended September 27, 2003 and was primarily related to net borrowings under the credit facility. Net cash used in financing activities was $2.4 million during the twenty-seven weeks ended October 5, 2002 primarily due to repayments on the line of credit and commitment fees paid for a line of credit offset by proceeds from the issuance of preferred convertible stock and warrants and proceeds from the sale of the Company’s private label credit card receivable.

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

     The Company has identified certain critical accounting policies as noted below.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

     The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.50%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of September 27, 2003 would increase or decrease earnings per share by approximately $.02 per share per annum.

     The Company extends credit to its customers under its own revolving charge plan with up to three-year payment terms. Finance charges, when applicable, are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

Item 4. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures:

     As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them to material information relating to the Company (including the consolidated subsidiaries) required to be included in reports the Company files or submits under the Exchange Act.

     (b)  Changes in Internal Controls

     There have not been any changes in the Company’s internal control over financial reporting during the period covered by this Report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held July 22, 2003. The stockholders of the Company elected as directors Judith R. MacDonald and Stephen M. Knopik to serve terms expiring in 2004 and 2005, respectively. The election of directors by the shareholders was by the following votes:

Director	For	Withheld

Judith R. MacDonald	18,295,345	98,146
Stephen M. Knopik	18,295,345	98,146

     In addition to the above persons, the following are directors whose term of office continued after the Annual Meeting: Thomas A. Andruskevich, Dr. Lorenzo Rossi di Montelera, Filippo Recami, Elizabeth M. Eveillard, Emily Berlin, Massimo Ferragamo and Ann Spector Lieff. There were no broker non-votes with respect to this proposal.

     The shareholders ratified Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending March 27, 2004 by a vote of 68,471,761 shares in favor, 70,057 shares against and 18,340 shares abstaining. There were no broker non-votes with respect to this proposal.

     The shareholders ratified the Company’s 1987 Employee Stock Purchase Plan to increase the number of shares of Common Stock that may be delivered to participating employees under this benefit plan by 500,000 by a vote of 68,020,214 shares in favor, 497,910 shares against and 42,034 shares abstaining. There were no broker non-votes with respect to this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit

3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.

31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2003.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

Date: November 7, 2003