Form 10-Q
period 2003-12-27
MAYORS JEWELERS INC/DE
filed 2004-02-10
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended December 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

36,961,307 SHARES ($.0001 PAR VALUE)
AS OF FEBRUARY 6, 2004

PART I: FINANCIAL INFORMATION
Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
SECOND AMENDMENT TO REVOLVING CREDIT AGRMT.
CERTIFICATION OF CEO PURSUANT SECTION 302
CERTIFICATION OF CFO PURSUANT SECTION 302
CERTIFICATION OF CEO PURSUANT SECTION 906
CERTIFICATION OF CFO PURSUANT SECTION 906

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

		Page No.

PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements - Unaudited
	Consolidated Condensed Balance Sheets as of December 27, 2003 and March 29, 2003 - Unaudited	3
	Consolidated Condensed Statements of Operations for the thirteen weeks ended December 27, 2003 and January 4, 2003 - Unaudited	4
	Consolidated Condensed Statements of Operations for the thirty-nine weeks ended December 27, 2003 and the forty weeks ended January 4, 2003 - Unaudited	5
	Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended December 27, 2003 and the forty weeks ended January 4, 2003 - Unaudited	6
	Notes to Consolidated Condensed Financial Statements - Unaudited	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16-17
Item 4.	Controls and Procedures	17
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17-18
Signatures		19

PART I: FINANCIAL INFORMATION

Item 1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	December 27,	March 29,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$3,872	$1,058
Accounts receivable (net of allowance for doubtful accounts of $1,179 and $1,263, respectively)	8,985	5,777
Inventories	83,143	76,753
Other current assets	1,481	2,987

Total current assets	97,481	86,575

Property and equipment, net	14,154	15,872
Other assets	739	736

Total non-current assets	14,893	16,608

Total assets	$112,374	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,716	$13,798
Accrued expenses	10,649	7,434
Liabilities of discontinued operations	—	527
Credit facility	28,204	23,283

Total current liabilities	60,569	45,042

Term loan	10,668	12,668
Other long term liabilities	2,879	3,046

Total long term liabilities	13,547	15,714

Stockholders’ Equity:
Series A convertible preferred stock, $.0001 par value, 15,050 shares authorized, issued and outstanding; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 and 29,592,264 shares issued, respectively	5	3
Additional paid-in capital	208,100	208,102
Accumulated deficit	(140,447)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	38,258	42,427

Total liabilities and stockholders’ equity	$112,374	$103,183

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003

Net sales	$50,318	$43,610
Cost of sales	29,070	26,011

Gross profit	21,248	17,599

Selling, general and administrative expenses	15,234	13,935
Other charges	—	(1,057)
Depreciation and amortization	813	943

	16,047	13,821

Operating income	5,201	3,778
Interest and other income	2	—
Interest and other financial costs	(1,183)	(934)

Income before income taxes and discontinued operations	4,020	2,844
Income taxes	—	(54)

Income from continuing operations	4,020	2,898
Loss from discontinued operations	—	(43)

Net income	4,020	2,855
Preferred stock cumulative dividend	(357)	(357)

Net income attributable to common stockholders	$3,663	$2,498

Weighted average shares outstanding
Basic	29,333,616	19,571,548
Diluted	85,925,547	82,469,489
Income per share, basic:
Continuing operations	$0.12	$0.13
Discontinued operations	—	—

	$0.12	$0.13

Income per share, diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	—	—

	$0.04	$0.03

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003

Net sales	$98,657	$98,430
Cost of sales	58,003	64,375

Gross profit	40,654	34,055

Selling, general and administrative expenses	38,907	43,833
Other charges	—	1,765
Depreciation and amortization	2,525	3,739

	41,432	49,337

Operating loss	(778)	(15,282)
Interest and other income	65	1,276
Interest and other financial costs	(3,456)	(5,872)

Loss before income taxes and discontinued operations	(4,169)	(19,878)
Income taxes	—	416

Loss from continuing operations	(4,169)	(20,294)
Loss from discontinued operations	—	(292)

Net loss	(4,169)	(20,586)
Preferred stock cumulative dividend	(1,072)	(476)

Net loss attributable to common stockholders	$(5,241)	$(21,062)

Weighted average shares outstanding, basic and diluted	22,850,079	19,555,914
Loss per share, basic and diluted:
Continuing operations	$(0.23)	$(1.06)
Discontinued operations	—	(0.02)

	$(0.23)	$(1.08)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts shown in thousands)

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003

Cash flows from operating activities:
Net loss	$(4,169)	$(20,586)
Deduct loss from discontinued operations	—	292

Loss from continuing operations	(4,169)	(20,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,525	3,739
Amortization of debt costs	297	393
Provision for doubtful accounts	244	2,279
Write-off of deferred financing costs	—	2,055
(Increase) decrease in assets:
Accounts receivable	(3,452)	2,733
Inventories	(6,390)	282
Other assets	1,488	1,458
Increase (decrease) in liabilities:
Accounts payable	7,918	9,538
Accrued expenses and other long term liabilities	3,047	1,943
Accrued restructuring	—	(6,932)

Net cash provided by (used in) continuing operations	1,508	(2,806)
Net cash used in discontinued operations	(527)	(292)

Net cash provided by (used in) operating activities	981	(3,098)

Cash flows from investing activities:
Capital expenditures	(842)	(1,365)
Proceeds from sale of fixed assets	35	4,601

Net cash (used in) provided by investing activities	(807)	3,236

Cash flows from financing activities:
Proceeds from issuance of preferred convertible stock and warrants, net	—	13,553
Proceeds from sale of private label credit card receivable, net	—	12,147
Proceeds from stock issuance from employee stock plans	—	13
Borrowings under term loan and line of credit	102,804	123,923
Term loan and line of credit repayments	(99,883)	(149,228)
Payment of commitment fee related to line of credit	(281)	(2,170)

Net cash provided by (used in) financing activities	2,640	(1,762)

Net increase (decrease) in cash and cash equivalents	2,814	(1,624)
Cash and cash equivalents at beginning of period	1,058	2,762

Cash and cash equivalents at end of period	$3,872	$1,138

Supplemental cash flow information:
Interest paid	$3,412	$5,872

Non-cash investing and financing activities:
Property acquired with debt	$130	$—

Common stock issued pursuant to cashless exercise of warrants	$2	$—

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A.	Nature of Business

         Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of December 27, 2003 and March 29, 2003, and for the thirteen and thirty-nine week periods ended December 27, 2003 and thirteen and forty week periods ended January 4, 2003 have not been audited by certified public accountants, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen and thirty-nine week periods ended December 27, 2003 and thirteen and forty week periods ended January 4, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 29, 2003. Certain reclassifications were made to the prior period’s consolidated condensed balance sheet.

         The Company is primarily engaged in the sale of fine jewelry, timepieces and giftware. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

         Management believes that barring a significant external event that materially adversely affects the Company’s current business or the current industry trends as a whole, the Company’s borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support the Company’s working capital needs, capital expenditures, any dividend payments on its preferred stock and debt service for at least the next twelve months.

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

         In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

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

         The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based compensation cost has been recognized for such plans in the accompanying consolidated condensed statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” the following table estimates the pro forma effect on net income (loss) and income (loss) per share had the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003

	(In thousands except per share data)
Net income attributable to common stockholders:
As reported:
Continuing operations	$3,663	$2,498
Discontinued operations	—	(43)

	$3,663	$2,455

Proforma:
Continuing operations	$3,343	$2,079
Discontinued operations	—	(43)

	$3,343	$2,036

Income per share
As reported basic:
Continuing operations	$0.12	$0.13
Discontinued operations	—	—

	$0.12	$0.13

Proforma basic:
Continuing operations	$0.11	$0.11
Discontinued operations	—	(0.01)

	$0.11	$0.10

Income per share
As reported diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	—	—

	$0.04	$0.03

Proforma diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	—	(0.01)

	$0.04	$0.02

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003

	(In thousands except per share data)
Net loss attributable to common stockholders:
As reported:
Continuing operations	$(5,241)	$(20,770)
Discontinued operations	—	(292)

	$(5,241)	$(21,062)

Proforma:
Continuing operations	$(6,235)	$(22,080)
Discontinued operations	—	(292)

	$(6,235)	$(22,372)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.23)	$(1.06)
Discontinued operations	—	(0.02)

	$(0.23)	$(1.08)

Proforma basic and diluted:
Continuing operations	$(0.27)	$(1.12)
Discontinued operations	—	(0.02)

	$(0.27)	$(1.14)

         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen and thirty-nine weeks ended December 27, 2003 and the thirteen and forty week periods ended January 4, 2003: expected volatility of 96% and 81%, respectively, risk-free interest rate of 3.15% and 2.80%, respectively, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were 50,000 and 90,000 options granted during the thirteen and thirty-nine weeks ended December 27, 2003, respectively and 125,000 and 2,355,000 options granted during the thirteen and forty weeks ended January 4, 2003, respectively.

D.	Term Loan and Credit Facility

         As of December 27, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $10.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of December 27, 2003 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The interest rate for the credit facility was adjusted in November 2003 to reduce the rate from prime plus 1.5% to prime plus 1.25%, based on the excess borrowing capacity of the Company’s availability as allowed in the borrowing agreement. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties. On November 21, 2003, the junior secured term loan with Back Bay Capital was amended to include the reduction of the effective interest rate from 18.25% to 14% and allowed a prepayment of principal of $2 million. The current terms of the banking facilities may be amended pending the proposed dividend payment discussed in Note H herein.

         As of December 27, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $62.5 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $38.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $23.0 million.

E.	Discontinued Operations

         The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation and as a result, the Consolidated Condensed Statements of Operations for the thirteen and forty week periods ended January 4, 2003 have been reclassified to reflect the store as a discontinued operation. Sales related to this store for the thirteen and forty week periods ended January 4, 2003 were $478,000 and $1,404,000, respectively. The net loss related to this store for the thirteen and forty week periods ended January 4, 2003 was $43,000 and $292,000, respectively.

F.	Other Charges

         Other charges for the thirteen and forty weeks ended January 4, 2003 consist of one time charges for professional fees related to the liquidation of inventory in under-performing and unprofitable stores that were being closed as part of a restructuring plan, charges related to the sale of certain of the Company’s accounts receivable portfolio and severance costs related to the departure of a former Chief Executive Officer net of a reversal to income of reserves related to the exit of leases for closed stores, which was recorded in the thirteen weeks ended January 4, 2003.

G.	Inventories

Inventories are summarized as follows:

	(amounts shown in thousands)
	December 27, 2003		March 29, 2003

	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment

Raw materials	$2,018		$1,138
Finished goods	81,125	$13,331	75,615	$6,172

	$83,143	$13,331	$76,753	$6,172

H.	Related Party Transactions

         On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which has been netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock that is convertible into 50,166,667 shares of common stock. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share, 12,424,595 shares of common stock at $0.40 per share. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants. Upon conversion of the preferred shares, Birks will own approximately 77.5% of the outstanding capital stock in Mayor’s.

         On November 6, 2003, Birks exercised 32,523,787 of the warrants, on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, there were 4,750,000 warrants that remained outstanding which were previously assigned to certain current and former members of management of Birks.

         Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Marketing, Group VP-Supply Chain Operations, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s senior management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

         As part of Birks investment in 2002, the Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan, which is pre-approved by the Corporate Governance Committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for the Company to acquire certain management services from Birks, at its cost, in accordance with a project schedule, which is pre-approved by the Corporate Governance Committee of the Board of Directors. The terms of these agreements are one year, however can be terminated at any time by the Corporate Governance Committee. The Company can sell merchandise and provide management services to Birks under terms similar to those in the agreements.

         During the thirteen and thirty-nine weeks ended December 27, 2003, Mayor’s incurred approximately $25,000 and $83,000, respectively, of costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during the thirteen and thirty-nine weeks ended December 27, 2003, Mayor’s purchased approximately $214,000 and $472,000, respectively, of merchandise from Birks pursuant to a Manufacturing and Sale Agreement. As of December 27, 2003, the Company owed Birks $403,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Included in General and Administrative Expenses are $390,000 of amounts paid to Birks during the forty weeks ended January 4, 2003 for merchandising and other consulting services prior to the equity investment transaction. Mayor’s also purchased $27,000 and $32,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during the thirteen and thirty-nine weeks ended December 27, 2003.

         The Company’s Certificate of Designation (the “Certificate”) for the Series A Convertible Preferred Stock provides that the holders of the preferred stock shall be entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate calls for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, are to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. As of December 27, 2003 there was $1.9 million of dividends accumulated (of which $357,000 and $1,072,000 is for the thirteen and thirty-nine weeks ended December 27, 2003, respectively); however, no dividends have been declared by the Board of Directors. The declaration of any current or future dividends is subject to certain provisions of the Company’s banking facility. The Certificate further provides that the Series A Convertible Preferred Stock has a liquidation value of $1,000 per share.

         The Certificate also provides Birks with the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of common stock that would be held by Birks on the record date of such election if Birks had converted all of the Series A Convertible Preferred Stock then outstanding into common stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

         In January 2004, Birks, the controlling shareholder of Mayor’s, asked the Company to consider paying in February 2004, the cumulative dividends earned by Birks on the Series A Convertible Preferred Stock, which approximate $2.1 million as of February 10, 2004. As an inducement to pay the dividends early, Birks has proposed that it absorb certain incremental costs related to the early dividend payment, including, payment of the lender commitment fees and a reduction in the amount of any future dividend payments to Birks by the amount of interest incurred by the Company as a result of any amounts the Company will have to borrow to fund the payment. In addition, Birks has also proposed that the dividend rate on the Series A Convertible Preferred Stock be lowered for all future dividend payments from $95 per share to $80 per share per annum, resulting in a savings in cumulative dividends of approximately $225,750 annually. In order to effectuate the payment of an early dividend, the Company is considering issuing a new series of preferred stock to Birks in exchange for its shares of Series A Convertible Preferred Stock on substantially identical terms to the Series A Convertible Preferred Stock, with the exceptions of certain changes primarily to the provisions regarding the payment of dividends and future dividend rates.

         The Company has been asked by Birks to consider the payment of these dividends in order to assist Birks in the renewal of its current bank facility, which is due for renewal in July 2004, and for other general financing needs. Birks has informed Mayor’s that it is currently in the process of developing the final terms for its bank facility and the controlling shareholder group has informed Mayor’s that it is highly confident that it will satisfactorily conclude them in the near future. The Company’s banks have proposed modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise create a material adverse effect on the Company’s liquidity. In addition, in conjunction with the renewal of the Birks facility, it has been proposed to increase the Company’s facility up to $3 million and to provide for the inclusion of the accounts receivable in the borrowing base.

         The Company has formed a committee of independent directors of its Board to evaluate Birks’ request and has retained an investment banking firm to perform an analysis of the structure of the proposed transaction. The Committee of Independent Directors is expected to finish its consideration of Birks request during the month of February 2004.

         The payment of dividends would not affect the statement of operations or earnings (loss) per share as it would be recorded directly as a reduction of stockholders’ equity. The earnings (loss) per share amounts attributable to common stockholders are adjusted for the dividends as they are earned rather than when declared or paid.

I.	Legal Proceedings

         The Company is from time to time involved in litigation incident to the conduct of its business. In these pending matters, the Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

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

Overview

         Mayor’s currently operates 28 luxury jewelry stores in Florida and Georgia. During the forty week period ended January 4, 2003, the Company operated between 29 and 40 stores located in its core market of Florida and Georgia as well as stores in non-core areas of California, Texas, Michigan, Illinois, Virginia and Arizona. The reduction in the number of stores was a result of the execution of the restructuring plan during the last fiscal year that included closing under-performing stores outside of the Company’s core market of Florida and Georgia.

         The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition and consolidation both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprise a significant portion of the Company’s business, which management believes is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company is unable to sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results. Please refer to Item 2 “Forward Looking Statements.”

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

         The Company’s strategy is to continue to attempt to increase gross profit and gross margin over the next several years. The Company’s strategy for gross profit and gross margin improvement includes continuing to execute strategies to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of exclusive and brand merchandise, and to move the mix of sales towards higher margin jewelry items. In addition, by leveraging the relationship with Henry Birks & Sons, Inc. (“Birks”), the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as the cost of financing inventory and inventory markdowns are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross profit and gross margin will be successful. In addition, the Company is focusing on controlling and decreasing, where appropriate, operating costs which include the sharing of services of certain officers and other members of senior management as well as producing savings as a result of integrating mutual efforts with Birks.

         The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the third fiscal quarter holiday selling season, which encompassed the thirteen weeks ended December 27, 2003 for the current fiscal year and the thirteen weeks ended January 4, 2003 in the prior fiscal year.

Thirteen and thirty-nine weeks ended December 27, 2003 compared to the thirteen and forty weeks ended January 4, 2003

         The Company’s net sales for the thirteen and thirty-nine weeks ended December 27, 2003 were $50.3 million and $98.7 million, respectively, compared to $43.6 million and $98.4 million, respectively, for the thirteen and forty weeks ended January 4, 2003. The increase in revenues for the thirteen weeks ended December 27, 2003 is primarily due to an effective branding and marketing initiative that included a mix of exclusive new merchandise in all stores, a redesigned Mayors’ holiday catalog and a new prestige catalog, emphasis on new and longtime clients, store events and launching Mayors’ new television advertising campaign. For the thirty-nine weeks ended December 27, 2003, the increase in sales compared to the prior year was the result of an effective mix of merchandising, due in part to the improved financial position of the Company, and marketing offset by there being less stores in operations during the current year as well as one less week of sales included in the current year as compared to the prior year.

         Comparable store sales (sales in stores open in both thirteen and thirty-nine week periods), increased 14.2% and 12.4%, respectively, over the similar thirteen and thirty-nine week periods in the prior fiscal year.

         Gross margin (gross profit as a percentage of sales) was 42.2% and 41.2% for the thirteen and thirty-nine weeks ended December 27, 2003, respectively, compared to 40.4% and 34.6% for the thirteen and forty weeks ended January 4, 2003, respectively. The increase in gross margin for the thirteen weeks ended December 27, 2003 primarily resulted from the ability of Mayor’s to increase its offering and sales of higher margin exclusive products and substantially reduced promotional activity as compared to last year. For the thirty-nine weeks ended December 27, 2003 versus the forty weeks ended January 4, 2003, the gross margin increased due to the factors previously mentioned for the current third fiscal quarter as well as the negative impact on the prior year gross margin that discounting had in connection with the liquidation of inventory in the closing of stores.

         Selling, general and administrative expenses were $15.2 million or 30.3% of net sales and $38.9 million or 39.4% of net sales for the thirteen and thirty-nine weeks ended December 27, 2003, respectively, compared to $13.9 million or 32.0% of net sales and $43.8 million or 44.5% of net sales for the thirteen and forty weeks ended January 4, 2003, respectively. The increase in selling, general and administrative expenses for the thirteen weeks ended December 27, 2003 is primarily a result of the increase in marketing and variable expenses due to the sales increase. The decrease in selling, general and administrative expenses for the thirty-nine weeks ended December 27, 2003 is primarily a result of the operation of 12 less stores in those fiscal periods as compared to the prior year fiscal periods, reduction of controllable expenses, as well as one less week during the first quarter of this year. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb the fixed costs compared to the prior year fiscal periods.

         Other charges for the thirteen and forty weeks ended January 4, 2003 were income of $1.1 million and expense of $1.8 million, respectively. The income recorded in the thirteen weeks ended January 4, 2003 resulted from the reversal of reserves relating to the termination of leases as part of a restructuring plan for under-performing and unprofitable stores, which were negotiated at more favorable terms than expected. The restructuring plan was adopted in Fiscal 2001 due to capital constraints caused by merchandising and marketing issues and the poor economic climate, which in part, led to an unsuccessful capital intensive expansion strategy. The net charges for the forty week period ended January 4, 2003, consist of one time charges for professional fees related to the liquidation of inventory in stores that were being closed as part of a restructuring plan, charges related to the sale of certain of the Company’s accounts receivable, severance costs related to the departure of a former Chief Executive Officer and the reversal of reserves relating to the termination of leases for closed stores as previously noted above.

         Depreciation and amortization expenses were $0.8 million and $2.5 million for the thirteen and thirty-nine weeks ended December 27, 2003, respectively, compared to $0.9 million and $3.7 million for the thirteen and forty weeks ended January 4, 2003, respectively. The decrease in depreciation and amortization expenses for the thirteen and thirty-nine weeks ended December 27, 2003 was primarily due to the lack of depreciation in those fiscal periods related to the disposal of fixed assets in the stores that were closed in the previous year and the corporate headquarters, which was sold in July 2002, slightly offset by the addition of fixed assets for the Company’s two new stores and other fixed asset additions since the prior year fiscal period.

         Interest and other income was $2,000 and $65,000 for the thirteen and thirty-nine weeks ended December 27, 2003, respectively, compared to $1.3 million for the forty weeks ended January 4, 2003, which included a release of funds held in escrow resulting in a gain of $1.4 million in connection with a settlement with former Mayor’s stockholders. Interest and other financial costs were $1.2 million and $3.5 million for the thirteen and thirty-nine weeks ended December 27, 2003, respectively, and $0.9 million and $5.9 million for the thirteen and forty weeks ended January 4, 2003, respectively. The interest and other financial costs for the forty weeks ended January 4, 2003, includes approximately $2.1 million related to the write-off of deferred financing costs as a result of the Company entering into new bank loans.

         The Company received an income tax benefit of $54,000 for the thirteen weeks ended January 4, 2003 due to a tax refund and incurred an income tax expense of $416,000 for the forty weeks ended January 4, 2003, due primarily to the write-off of an income tax receivable for an inactive Israeli subsidiary.

FINANCIAL CONDITION

Liquidity and Capital Resources

         As of December 27, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $10.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Borrowing availability under the working capital facility is determined based upon a percentage formula applied to certain inventory. The interest rate under the working capital facility as of December 27, 2003, was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit the Company’s capital expenditures. The interest rate for the credit facility was adjusted in November 2003 from prime plus 1.5% to prime plus 1.25%, based on the excess borrowing capacity of the Company’s availability as allowed in the borrowing agreement. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties. On November 21, 2003, the junior secured term loan with Back Bay Capital was amended to include the reduction of the effective interest rate from 18.25% to 14% and allowed a prepayment of principal of $2 million.

         As of December 27, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $62.5 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $38.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $23.0 million.

         In January 2004, Birks, the controlling stockholder of Mayor’s, asked the Company to consider paying in February 2004, the cumulative dividends earned by Birks on the Series A Convertible Preferred Stock, which approximate $2.1 million as of February 10, 2004. These dividends are on the 15,050 shares of the Company’s Series A Convertible Preferred Stock issued to Birks as part of its investment in 2002 and were originally anticipated to be paid in January 2005 (see Note H to the Unaudited Condensed Consolidated Financial Statements). As an inducement to pay the dividends early, Birks has proposed that it absorb certain incremental costs related to the early dividend payment, including, payment of the lender commitment fees and a reduction in the amount of future dividend payments to Birks by the amount of interest incurred by the Company as a result of any amounts the Company will have to borrow to fund the payment. In addition, Birks has proposed that the dividend rate on the Series A Convertible Preferred Stock be lowered for all future dividend payments from $95 per share to $80 per share per annum, resulting in a savings in cumulative dividends of approximately $225,750 annually. The payment of dividends would not affect the statement of operations or earnings (loss) per share as it would be recorded directly as a reduction of stockholders’ equity. The earnings (loss) per share amounts attributable to common stockholders are adjusted for the dividends as they are earned rather than when declared or paid.

         The Company has been asked by Birks to consider the payment of these dividends in order to assist Birks in the renewal of its current bank facility, which is due for renewal in July 2004, and for other general financing needs. Birks has informed Mayor’s that it is currently in the process of developing the final terms for its bank facility and the controlling shareholder group has informed Mayor’s that it is highly confident that it will satisfactorily conclude them in the near future. The Company’s banks have proposed modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise create a material adverse effect on the Company’s liquidity. In addition, in conjunction with the renewal of the Birks facility, it has been proposed to increase the Company’s facility up to $3 million and to provide for the inclusion of the accounts receivable in the borrowing base.

         Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note H to the Unaudited Consolidated Condensed Financial Statements). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in a number of ways such as the integration of efforts in the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen supplier relationships and improve terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it could potentially negatively impact each company for a period of time.

         The Company has formed a committee of independent directors of its Board to evaluate Birks’ request of the dividend payment and has retained an investment banking firm to perform an analysis of the structure of the proposed transaction. The Committee of Independent Directors is expected to finish its consideration of Birks request during the month of February 2004.

         During the thirty-nine weeks ended December 27, 2003, cash flows from continuing operating activities provided $1.5 million in cash. Cash flows from discontinued operations used $0.5 million in cash to settle final obligations related to the closing of a store. The cash provided by operating activities was primarily the result of cash generated from the holiday season in the third fiscal quarter due to the large volume of sales, the increase in accounts payable, directly related to the increase in inventories, and accrued expenses offset by the Company’s net loss, and an increase in inventories and accounts receivable. During the forty weeks ended January 4, 2003, cash flows from continuing operating activities used $2.8 million in cash, as a result of the net loss for the period and the use of cash to satisfy restructuring liabilities reduced by the effect of non-cash expenses and the decrease in assets as stores were closed.

         Net cash used in investing activities was $0.8 million during the thirty-nine weeks ended December 27, 2003, and was primarily related to capital expenditures for leasehold improvements for the corporate headquarters and information systems. Net cash provided by investing activities was $3.2 million during the forty weeks ended January 4, 2003, due to the sale of the Company’s corporate headquarters, and offset by capital expenditures for leasehold improvements for the two new stores.

         Net cash provided by financing activities was $2.6 million during the thirty-nine weeks ended December 27, 2003, and was primarily related to net borrowings under the credit facility. Net cash used in financing activities was $1.8 million during the forty weeks ended January 4, 2003, primarily due to repayments on the line of credit and commitment fees paid for a line of credit offset by proceeds from the issuance of preferred convertible stock, and warrants and proceeds from the sale of the Company’s private label credit card receivable.

         Management believes that barring a significant external event that materially adversely affects Mayor’s current business or the current industry trends as a whole, Mayor’s borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support the Company’s working capital needs, capital expenditures, any dividend payments on its preferred stock and debt service for at least the next twelve months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from those estimates. Estimates are used in accounting for among other things, inventory reserves, depreciation, allowance for doubtful accounts and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. These estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various factors that are believed to be reasonable.

         The Company has identified certain critical accounting policies as noted below.

         Reserve for inventory shrink and slow moving inventory. The reserve for inventory shrink is estimated for the period from the last inventory date to the end of the reporting period on a store by store basis and at the Company’s distribution center. Such estimates are based on experience and the shrinkage results from the last physical inventory. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrink reserve.

         The Company writes down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Long-lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported generally at the lower of the carrying amount or fair value less cost to sell.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

         The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.25%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of December 27, 2003 would increase or decrease earnings per share by approximately $282,000 or $.01 per share per annum.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.
3.3	Second Amendment to Revolving Credit, Tranche B Loan and Security Agreement dated November 21, 2003.
31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2004.
31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2004.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2004.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2004.

(b)	Reports on Form 8-K:

         On October 31, 2003, the Company filed a Report on Form 8-K reporting 1) financial results for the second fiscal quarter and twenty-six week period ended September 27, 2003; and 2) that its controlling shareholder, Henry Birks and Sons Inc. had informed the Company of its intent to exercise warrants to purchase up to 32,523,787 shares of the Company’s common stock which were granted as part of Birks’ investment in 2002.

         On November 13, 2003 and December 2, 2003, the Company filed a Report on Form 8-K and a Report on Form 8-K/A reporting 1) the dismissal of Deloitte & Touche LLP as its principal accountant on November 6, 2003, and 2) effective November 6, 2003, the Company engaged KPMG LLP as its principal accountant.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)

	By:	/s/ Thomas A. Andruskevich

Chairman of the Board, President and Chief Executive Officer

Date: February 10, 2004