Form 10-K
period 2004-03-27
MAYORS JEWELERS INC/DE
filed 2004-06-25
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-2290953 (I.R.S. Employer Identification No.)

14051 N.W. 14th Street, Suite 200
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

     As of September 26, 2003, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $15,168,102. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

     As of June 18, 2004, 36,961,307 shares of common stock were outstanding.

     Documents Incorporated by Reference. Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 27, 2004 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

MAYOR’S JEWELERS, INC.

PART I

ITEM 1. BUSINESS

     As used in this Report, unless the context requires otherwise, “we,” “us,” “our,” “Mayor’s,” or the “Company,” means Mayor’s Jewelers, Inc. and its consolidated subsidiaries.

General

     Mayor’s Jewelers, Inc. is a premier luxury jeweler of fine quality jewelry, watches and giftware founded in 1910. The Company is a Delaware corporation incorporated in 1983 and as of March 27, 2004, operated 27 stores in South and Central Florida and metropolitan Atlanta, Georgia. On April 2, 2004, Mayor’s opened its first free-standing location in Florida at PGA Commons in Palm Beach Gardens to replace the store in the Gardens of the Palm Beaches mall which was closed on January 24, 2004, bringing the total number of stores back to 28. Mayor’s has a long-established reputation in its core market areas as a premier luxury jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a premier luxury jeweler, the Company does not sell “costume” or gold filled jewelry; rather, all of its jewelry products are constructed of 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality craftsmanship and design. The average price per item of all merchandise sold in the fiscal year ended March 27, 2004 was approximately $1,829, excluding repairs and other non-merchandise sales, an amount the Company believes is substantially higher than that of any other publicly-traded domestic jewelry retailer.

     Mayor’s distinguishes itself from most of its competitors by offering a larger selection of distinctive higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training of its sales force. Mayor’s designs, develops, manufactures and procures distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor’s to sell distinctive high quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best trained staff of sales professionals in the industry as a result of Mayor’s emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

     Fiscal 2003, throughout this document, refers to the Company’s fiscal year ended March 27, 2004. Fiscal 2002, throughout this document, refers to the Company’s fiscal year ended March 29, 2003. Fiscal 2001 refers to the fiscal year ended February 2, 2002 and Fiscal 2000 refers to the fiscal year ended February 3, 2001.

     The Company’s corporate headquarters are located at 14051 N.W. 14th Street, Suite 200, Sunrise, Florida 33323, and the Company’s telephone number is (954) 846-8000.

Products

     Mayor’s offers a large selection of distinctive high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond, gemstone, and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, charms, baby jewelry, timepieces and giftware. The Company has embarked on a strategic goal of increasing the array of private label offerings to its customers primarily through bridal, diamond and other fine jewelry as well as gold and sterling silver jewelry to leverage the brand loyalty in its markets and to differentiate its products with unique and exclusive designs. In addition, Mayor’s is able to offer the finest brand name Swiss timepieces that are often not available from other jewelers in its markets. Mayor’s carries an exclusive collection of high quality jewelry and watches manufactured by Henry Birks & Sons Inc. (“Birks”), the majority stockholder of Mayor’s.

     All of Mayor’s jewelry products are constructed of 18 karat gold, platinum, or sterling silver with significant emphasis on quality craftsmanship and unique design. Mayor’s carries a large selection of brand name watches, including watches made by Rolex, Cartier, Patek Philippe, Baume & Mercier, Omega, Charriol, Tag Heuer, Breitling, Locman, Corum, Rado, Chopard, Jaeger Le Coultre and Raymond Weil. Mayor’s designer jewelry offerings includes jewelry made by David Yurman, Aaron Basha, Charriol, Roberto Coin and DiModolo and a variety of high quality giftware, including writing instruments and giftware made by Correia, Mont Blanc and Cristalleries Royales de Champagne.

     During Fiscal 2003, product category sales as a percentage of net sales were as follows: watches — 50%; fine jewelry — 42%; other — 8%. The Rolex brand, which is included in watch sales, accounted for approximately 37% of Mayor’s total net sales.

Product Development and Sourcing

     Mayor’s staff of buyers procure distinctive high quality merchandise directly from manufacturers, diamond cutters, and other suppliers worldwide, enabling Mayor’s to sell fine quality merchandise often not available from other jewelers in its markets. Our gemstone acquisition team, product sourcing team and category managers specialize in sourcing merchandise in categories such as diamonds, precious gemstones, pearls, watches, gold jewelry, and giftware. Retail and merchandising personnel frequently visit both Mayor’s and competitors’ stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs and trends.

Watches

     Mayor’s purchases watches from a number of leading manufactures and suppliers. During Fiscal 2003, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 37% of Mayor’s total net sales. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that provide, among other things, for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion.

Diamond, Gemstone, Pearl and Precious Metal Jewelry

     During Fiscal 2003, revenues from sales of diamond and precious gemstone and metal jewelry represented approximately 42% of Mayor’s total net sales. Whenever possible, Mayor’s purchases unset diamonds, gemstones and precious metal jewelry directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from suppliers in Japan and Canada. These diamonds and other gemstones are frequently furnished to Mayor’s and Birks in-house jewelry studios, as well as independent jewelers and goldsmiths for setting, polishing and finishing pursuant to Company instructions in order to deliver a distinctive high quality finished product at the best possible value.

Other Products

     In Fiscal 2003, Mayor’s purchased jewelry and giftware for sale in Mayor’s stores from over 200 suppliers. Mayor’s has an exclusive sales right in Florida and Georgia to a line of crystal products from Cristalleries Royales de Champagne, a company controlled by an affiliate of the majority owners of Birks. Many of these suppliers have long-standing relationships with Mayor’s.

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

     The Company competes with other jewelry retailers for access to vendors that will provide it with the quality and quantity of merchandise necessary to operate its business. The Company’s relationships with its primary suppliers, including its relationship with Rolex, are generally not pursuant to long-term agreements. Although the Company believes that alternative sources of supply are available, the abrupt loss of any of its vendors, especially Rolex, or a decline in the quality or quantity of merchandise supplied by its vendors could cause significant disruption in its business. If Rolex terminated its distribution agreement with the Company, it would have a material adverse effect on the Company’s business, financial condition and operating results. Management believes that its relationships with its vendors are good.

Changing Prices and Availability

     Changes in foreign or domestic laws and policies affecting international trade may also have an adverse effect on the price of diamonds, gemstones and precious metals required by the Company. Because substantially all of the Company’s purchase transactions are denominated in U.S. dollars, the Company currently does not engage in any hedging activities in foreign currencies. The Company does not speculate in gems or precious metals or engage in any hedging activity with respect to possible fluctuations in the prices of these items, since historically the Company has been able to make compensatory adjustments in its retail prices as material fluctuations in the price of supplies have occurred. If such fluctuations should be unusually large, rapid or prolonged, there is no assurance that the necessary adjustments could be made quickly enough to prevent the Company from being adversely affected and the Company may choose to hedge its purchase requirements to minimize the potential impact. Please refer to Item 7 regarding “Forward-Looking Statements.”

Seasonality

     The Company’s jewelry business is highly seasonal, with the third fiscal quarter (which includes the holiday shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 40% of the Company’s Fiscal 2003 net sales were made during the third fiscal quarter.

Manufacturing and Repair

     In addition to Mayor’s purchasing finished jewelry and the subcontracting of certain fabrication activities to others, Mayor’s also has a jewelry design studio and manufacturing and repair facility located in its corporate head office facility. In keeping with Mayor’s identity as a full-service premier luxury jeweler, this studio and workshop offers custom designed jewelry in response to customers’ special requests and manufactures jewelry for retail sale when it is economical to do so. Mayor’s also provides jewelry and watch refurbishment and repair services, which are performed in most stores or at the Mayor’s centralized repair facility at its corporate head office. In addition to repair work, jewelers will perform other work, including ring sizing on new purchases and repairs covered under warranty.

Retail Operations, Merchandising and Marketing

General

     The Company distinguishes itself from most of its competitors by offering a selection of distinctive higher quality merchandise at a wide range of price points. Mayor’s keeps the majority of its inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store.

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

Personnel and Training

     Mayor’s places substantial emphasis on the professionalism of its sales force to maintain its position as a leading luxury jeweler. Mayor’s strives to hire only highly motivated, professional and customer-oriented individuals. All new sales professionals attend a course where they are trained in technical areas of the jewelry business, specific service techniques and Mayor’s commitment to client service. In general, Mayor’s trains its sales personnel to establish a personal rapport and relationship with each client, to identify client preferences with respect to both product and price range, and to successfully establish a relationship and ultimately conclude a sale and acquire a client for life. Management believes that attentive personal service and knowledgeable sales professionals are key components to Mayor’s success.

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

Advertising and Promotion

     Mayor’s marketing intent is to build on its well-established reputation in its core markets as a premier luxury jeweler offering high quality merchandise in an elegant, sophisticated environment conducive to the purchase of luxury items. Mayor’s stresses its role as a fashion leader that aims to deliver a total shopping experience that is as memorable as its merchandise. Mayor’s marketing efforts, which consist of advertising, direct mailings, special events, media relations/PR, distinctive store design and elegant displays, are shaped in large part by Mayor’s brand positioning strategy as well as demographic and consumer trends affecting both the jewelry industry generally and Mayor’s specifically. During Fiscal 2003, the Company expanded the advertising medium in order to reach its target audience more effectively. Mayor’s added targeted use of radio advertising and, for the first time in many years, Mayor’s ran a focused television advertising campaign.

     Mayor’s advertisements are designed to communicate the Company’s image as a full-service premier luxury jewelry brand, including its unique and exclusive product design and product selection, its excellence in customer service and the total Mayor’s brand experience. In addition, advertisements frequently associate Mayor’s with internationally recognized brand names such as Rolex, Patek Philippe and Cartier. Advertising and promotions for all stores are developed by the Company’s personnel at its headquarters in conjunction with outside creative resources.

Credit Operations

     Sales under the Mayor’s proprietary credit card administered by Wells Fargo, which are made without recourse to the Company, and the private label credit card administered internally, accounted for approximately 27% of the Company’s net sales during Fiscal 2003. Mayor’s credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal customer base.

     Mayor’s extends credit solely to qualified Mayor’s customers under its own internally administered private label credit card program. Qualified clients currently may select from four financing plans: the 10 Month Interest Free Plan, the 5 Month Interest Free Plan, a 20 month plan with a reduced interest rate and a revolving plan with interest. Finance charges, which are subject to a rate ceiling imposed by state law, are currently assessed on the average daily balance method at a rate of 1.5% per month, unless otherwise controlled by state law.

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

Financial Information

     Mayor’s business is not divided into operating segments and Mayor’s does not have any significant revenues derived from operations outside of the United States or any significant assets located outside the United States. For detailed financial information relating to Mayor’s financial condition and operations, please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes beginning on page 23 of this Annual Report on Form 10-K.

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

Competition

     The retailing industry is highly competitive and particularly subject to the level of discretionary consumer income and the subsequent impact on the type and value of goods purchased. The Company’s competitors include foreign and domestic guild and premier luxury jewelers, specialty stores, national and regional jewelry chains, department stores and, to a lesser extent, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks, and jewelry retailers who make sales through Internet sites, some of whom have greater financial resources than the Company. The Company believes that competition in its markets is based primarily on trust, quality craftsmanship, product design and exclusivity, product selection, service excellence, including after sales service, and, to a certain extent, price. With the consolidation of the retail industry that is occurring, the Company believes that competition with other general and specialty retailers and discounters will continue to increase. The success of the Company will depend on various factors, including general economic and business conditions affecting consumer spending, the performance of the Company’s retail operations, the acceptance by consumers of the Company’s merchandising and marketing programs, store locations and the ability of the Company to properly staff and manage its stores. Please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion.

Regulation

     The Company generally utilizes the services of independent customs agents to comply with U.S. customs laws in connection with its purchases of gold, diamond and other jewelry merchandise from foreign sources.

     The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s proprietary private label credit cards, credit to the Company’s customers is primarily through bank cards such as American Express®, Visa®, Mastercard® and Discover®, without recourse to the Company based upon a customer’s failure to pay. Any change in the regulation of credit that would materially limit the availability of credit to the Company’s traditional customer base could adversely affect the Company’s results of operations and financial condition. Please refer to Item 7 regarding “Forward-Looking Statements.”

Trademarks

     The designations Mayors and the Mayor’s logo are the principal trademarks of the Company. The Company maintains a program to protect its trademarks and will institute legal action where necessary to prevent others either from registering or using marks which are considered to create a likelihood of confusion with the Company.

Employees

     As of May 14, 2004, the Company employed approximately 379 persons on a full-time basis, including approximately 271 in the sales function, primarily in the Mayor’s stores, 15 in inventory and distribution and 93 in administrative and support functions. None of its employees are governed by a collective bargaining agreement. The Company believes that its relations with its employees are good, and the Company intends to continue to place an emphasis on employee communication and involvement.

Available Information

     Mayor’s Internet website address is www.mayors.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, the Company’s website contains a link to all Company related Section 16 filings. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Related Party Transactions

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock that was convertible into 50,166,667 shares of common stock. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above described securities issued to Birks.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, there were 4,750,000 warrants that remained outstanding which were previously assigned to certain current and former members of management of Birks and its Board of Directors. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by

Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale which is included in selling, general and administrative expenses in the Fiscal 2003 Consolidated Statement of Operations.

     Upon conversion of the preferred shares, Birks would own approximately 76.3% of the then outstanding common stock in Mayor’s.

     The Company’s Certificate of Designation (the “Certificate”) for the Series A Convertible Preferred Stock (“Series A Preferred”) provided that the holders of the preferred stock were entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate called for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, were to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. The Certificate further provided that the Series A Preferred had a liquidation value of $1,000 per share.

     The Certificate also provided that Birks had the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of common stock that would be held by Birks on the record date of such election as if Birks had converted all of the Series A Preferred then outstanding into common stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

     In January 2004, Birks asked the Company to consider paying an early payment of the cumulative dividends earned by Birks on the Series A Preferred which approximated $2,185,755 through February 28, 2004. Also, in January 2004, the Company formed a committee of independent directors of its Board (the “Committee”) to evaluate Birks’ request. The Committee retained an investment banking firm, Capitalink, L.C. (“Capitalink”) to perform certain analyses of the structure of the proposed transaction.

     The Company determined that in order to effectuate the payment of an early dividend it would have to issue a new series of preferred stock to Birks in exchange for its shares of Series A Preferred (the “Exchange”). The Company also determined that it would have to borrow funds from Back Bay Capital Funding LLC to pay the dividend, (the “Loan”), on the newly created series of preferred stock (the “Dividend”). After extensive discussions, negotiations, deliberations, and considerations, the Committee unanimously recommended to the Board that it was in the best interests of the Company to approve the Exchange, the payment of the Dividend, and the Loan (collectively, the “Transaction”). On February 20, 2004, the Company’s Board of Directors unanimously (with the exception of Thomas Andruskevich and Filippo Recami, who abstained from voting, and Dr. Lorenzo Rossi di Montelera, who was unavailable to attend the Board meeting) approved the Transaction.

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred.

     In connection with the Exchange, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend for one year on the Series A-1 Preferred. Capitalink advised the Committee that this waiver of one year of dividends equated to a net savings to the Company of approximately $920,000 since the Company would have to pay interest on the Loan of approximately $280,000. Additionally, if Birks decides to convert its Series A-1 Preferred into common stock in the next year, the conversion rate will be decreased so that the Company receives the value of the waived dividend, on a pro rata basis. Although the Company has no right to redeem the shares of its outstanding Series A-1 Preferred, in the event that the Company were deemed to acquire any shares of its Series A-1 Preferred in a business combination or other transaction, then Birks will pay the Company a cash payment equal to the pro rata value of the waived dividend.

     In connection with the Transaction, the Company received an opinion of Delaware counsel that the declaration and payment of the Dividend would not contravene Section 170 of the Delaware General Corporation Law, and an opinion from Capitalink that the Transaction was fair, from a financial point of view, to the minority stockholders of the Company. The Company also received various other analyses from Capitalink.

     On February 20, 2004, the Company evidenced the Loan by entering into that certain Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provides for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Marketing, Group VP-Supply Chain Operations, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. As of July 2004, the VP-Retail will serve in similar capacity for Birks as for Mayor’s and the Group VP-Category Management will assist Birks in the category management of Birks’ branded watch business. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

     As part of Birks investment in 2002, the Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan, which is pre-approved annually by the Corporate Governance Committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for the Company to acquire certain management services from Birks, at its cost, in accordance with a project schedule, which is pre-approved annually by the Corporate Governance Committee of the Board of Directors. At the end of each quarter, the Corporate Governance Committee reviews and approves all purchases and expense reimbursement transactions. The terms of these agreements are one year, and automatically renew; however, they can be terminated at any time by the Corporate Governance Committee. The Company can sell merchandise and provide management services to Birks under terms similar to those in the agreements.

     In Fiscal 2003 and Fiscal 2002, Mayor’s incurred approximately $82,000 and $234,000, respectively, of net costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Included in selling, general and administrative expenses in Fiscal 2002 are $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 27, 2004, the Company owed Birks $262,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during Fiscal 2003 and Fiscal 2002, respectively.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”), to become effective on May 1, 2004. Under the Agreement, Regaluxe is to provide advisory, management and corporate services to the Company for approximately $125,000 for the two-month period ending June 30, 2004, and $125,000 for each fiscal quarter thereafter up to and including the quarter ending March 31, 2005, plus out of pocket expenses. The initial term of the Agreement begins on May 1, 2004 and ends on March 31, 2005. The Agreement may be renewed for additional one year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

     Regaluxe is the controlling shareholder of Henry Birks & Sons Holdings Inc. which is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe, and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

ITEM 2. PROPERTIES

     The Company’s corporate headquarters is currently leased through July 31, 2005, and is located in Sunrise, Florida.

     As of May 14, 2004, Mayor’s had a total of 28 leased stores, with rent being a fixed minimum base plus for a majority of the stores, a percentage of the store’s sales volume (subject to certain adjustments) over a specified threshold. Mayor’s lease terms are generally ten years from inception. Lease rental payments are also subject to annual increases for tax and maintenance. The following table summarizes all operating store leases:

	Total
Operating Stores	Square Feet	Expiration	Location
Altamonte Mall	5782	Jan-2011	Altamonte Springs, FL
Aventura Mall	3447	Jan-2009	N. Miami Beach, FL
Bell Tower	4578	Jan-2012	Fort Myers, FL
Boca Town Center	5878	Jan-2007	Boca Raton, FL
Brandon Town Center	4110	Jun-2005	Brandon, FL
Broward Mall	2236	Dec-2004	Plantation, FL
Buckhead Store	10000	Apr-2009	Atlanta, GA
Citrus Park Town Center	3953	Jan-2010	Tampa, FL
City Place at West Palm Beach	6113	Jan-2011	West Palm Beach, FL
Dadeland Mall	5700	Jan-2007	Miami, FL
The Falls	1643	Jan-2009	Miami, FL
Florida Mall	5070	Jan-2010	Orlando, FL
The Galleria at Fort Lauderdale	3682	Jan-2005	Ft. Lauderdale, FL
International Plaza	5583	Jan-2012	Tampa, FL
Lenox Square Mall	4587	Dec-2004	Atlanta, GA
Lincoln Road	4250	May-2009	Miami Beach, FL
Mall of Georgia	3486	Jan-2010	Buford, GA
Mall at Millenia	4532	Jan-2013	Orlando, FL
Mall at Wellington Green	4001	Jan-2012	Wellington, FL
Miami International Mall	3226	Jan-2006	Miami, FL
North Point Mall	4752	Jan-2012	Alpharetta, GA
Perimeter Mall	5157	Jan-2009	Atlanta, GA
PGA Commons*	5197	Apr-2014	Palm Beach Gardens, FL
Seminole Towne Center	3461	Jan-2006	Sanford, FL
The Shops at Sunset Place	2051	Jan-2010	South Miami, FL
Southgate Plaza	4605	Mar-2010	Sarasota, FL
Treasure Coast Square	2506	Jan-2005	Jensen Beach, FL
Village of Merrick Park	4894	Jan-2013	Coral Gables, FL

     Mayor’s is actively negotiating with landlords on all leases with an expiration date either in 2004 or 2005.

*	This store opened on April 2, 2004 and was a relocation to a free standing store format from the previous location within The Gardens of the Palm Beaches mall.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of stockholders in the fourth quarter of the fiscal year ended March 27, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock has been listed on the American Stock Exchange since the Company’s initial public offering in August 1987 and is listed under the symbol “MYR”. The following table sets forth for the periods indicated, the range of sales prices per share on the American Stock Exchange Composite Tape as furnished by the National Quotation Bureau, Inc.

	High	Low
Year Ended March 27, 2004
Thirteen Weeks Ended June 28, 2003	$0.35	$0.18
Thirteen Weeks Ended September 27, 2003	0.98	0.21
Thirteen Weeks Ended December 27, 2003.	0.85	0.60
Thirteen Weeks Ended March 27, 2004	0.95	0.66

Year Ended March 29, 2003
Thirteen Weeks Ended July 6, 2002	$1.42	$0.13
Thirteen Weeks Ended October 5, 2002	0.50	0.20
Thirteen Weeks Ended January 4, 2003	0.40	0.28
Thirteen Weeks Ended March 29, 2003	0.31	0.21

     The last reported sales price of the common stock on the American Stock Exchange Composite Tape on June 4, 2004 was $0.57. On June 4, 2004, the Company had 675 stockholders of record.

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

     Within 120 days after the close of Fiscal 2003, the Company intends to file with the SEC a definitive proxy statement pursuant to Registration 14A. The information required in this Item 5 regarding the Company’s employee stock purchase plan is incorporated herein by reference to such statement; provided however that all other items of such statement that are not required to be incorporated herein are not incorporated by reference into this Form 10-K or any other filing with the SEC.

     The Company did not repurchase any of its shares during the fiscal year ended March 27, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fifty-Two	Fifty-Two	Transition	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Period	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	Mar. 27,	Mar 29,	Mar 30,	Feb. 2,	Feb. 3,	Jan. 29,
	2004	2003	2002(1)	2002	2001	2000
		(Amounts shown in thousands except per share data)
INCOME STATEMENT DATA:
Net sales	$125,487	$118,391	$17,856	$160,727	$179,557	$157,629
Cost of sales	73,427	78,740	11,966	101,179	101,544	95,155

Gross profit	52,060	39,651	5,890	59,548	78,013	62,474
Selling, general and administrative expenses	51,416	53,719	9,287	76,206	69,381	63,228
Restructuring, asset impairments and other charges (3)	—	2,887	305	28,214	—	—
Depreciation and amortization	3,358	4,177	1,102	9,564	7,942	7,648
Goodwill impairment writedown	—	(615)	—	22,265	—	—

Operating (loss) income	(2,714)	(20,517)	(4,804)	(76,701)	690	(8,402)
Interest and other income	184	1,433	41	174	213	90
Interest and other financial costs	(4,427)	(6,757)	(538)	(3,788)	(3,450)	(2,619)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(6,957)	(25,841)	(5,301)	(80,315)	(2,547)	(10,931)
Income tax (benefit) provision	—	(547)	—	3,431	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	(2,173)

Loss from continuing operations	(6,957)	(25,294)	(5,301)	(83,746)	(2,547)	(13,104)
(Loss) income from discontinued operations (2)	—	(1,604)	(56)	(112)	13,544	8,019

Net (loss) income	$(6,957)	$(26,898)	$(5,357)	$(83,858)	$10,997	$(5,085)

Net (loss) income per common share, basic and diluted Continuing operations before cumulative effect of a change in accounting principle.	$(0.31)	$(1.34)	$(0.27)	$(4.31)	$(0.13)	$(0.43)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(0.09)
Discontinued operations	0.00	(0.08)	(0.00)	(0.01)	0.69	0.32

	$(0.31)	$(1.42)	$(0.27)	$(4.32)	$0.56	$(0.20)

	As of	As of	As of	As of	As of
	Mar. 27,	Mar. 29,	Feb. 2,	Feb. 3,	Jan. 29,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA (AT PERIOD END):
Working capital	$33,618	$41,533	$37,926	$124,672	$65,118
Total assets	105,215	103,183	144,589	224,052	220,463
Credit facility, less amounts classified as current	—	—	—	44,390	24,424
Stockholders’ equity	33,484	42,427	61,107	144,259	136,555

(1)	The Transition Period presented is from February 3, 2002 through March 30, 2002 and is presented as a result of the Company’s change in fiscal year from the Saturday closest to January 31 to the Saturday closest to March 31 as reported on Form 8-K which was filed with the SEC on January 29, 2003. On July 29, 2003, the Company filed a Form 8-K with the SEC to change its fiscal year end from the Saturday closest to March 31, to the last Saturday in March, effective July 22, 2003.

(2)	The (loss) income from discontinued operations for the fifty-two week periods ended March 29, 2003 and February 2, 2002, fifty-three week period ended February 3, 2001 and the Transition Period include the discontinued operations of the store at Tysons Galleria in McLean, Virginia which was closed in March 2003. The (loss) income from discontinued operations for the fifty-three week period ended February 3, 2001 and the fifty-two week period ended January 29, 2000 include the operations of the Sam’s Division jewelry counters operated within Sam’s Wholesale stores prior to the expiration of the agreement.

(3)	Other charges for the fifty-two weeks ended March 29, 2003 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan, reserves related to sales tax liabilities, severance costs related to the departure of the former Chief Executive Officer and charges related to the sale of certain of the Company’s accounts receivable, net of a reversal to income of reserves related to the exit of leases for closed stores.

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

General

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in other reports filed with the Securities and Exchange Commission (“SEC”).

     The Company filed a Form 8-K with the SEC on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31. On July 29, 2003, the Company filed a Form 8-K with the SEC to change its fiscal year end from the Saturday closest to March 31, to the last Saturday in March, effective July 22, 2003.

     The years ended March 27, 2004, March 29, 2003 and February 2, 2002 are referred to herein as Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Overview

     As of March 27, 2004, Mayor’s operated 27 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. On April 2, 2004, Mayor’s opened its first free-standing location in Florida at PGA Commons in Palm Beach Gardens to replace the store in the Gardens of the Palm Beaches mall which was closed on January 24, 2004, bringing the total number of stores back to 28. During the fiscal year ended March 29, 2003, the Company operated between 29 and 40 stores located in its core market of South and Central Florida and metropolitan Atlanta, Georgia as well as stores in non-core areas of Arizona, California, Illinois, Michigan, Texas and Virginia. The reduction in the number of stores was a result of the execution in Fiscal 2002 of a restructuring plan (“Restructuring Plan”) that was adopted in Fiscal 2001, which included closing under-performing stores outside of the Company’s core market of Florida and Georgia. During Fiscal 2002, Mayor’s operated an average of 36 stores both within its core marketplace and the non-core areas noted above.

     The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition and consolidation both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brands business comprise a significant portion of the Company’s business, which management believes is a result of the Company’s ability to effectively market high-end watches. During Fiscal 2003, watch sales constituted approximately 50% of the Company’s total net sales with Rolex sales alone comprising 37% of total net sales in Fiscal 2003. If, for any reason, the Company is unable to obtain or sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results.

     The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The negative performance of a mall could have an adverse effect on Mayor’s operations, caused by events such as the loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic.

     One of the Company’s core strategies is to continue to increase gross profit and gross margin over the next several years. The Company’s strategy for gross profit and gross margin improvement is to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of exclusive and brand merchandise, and to move the mix of sales towards higher margin jewelry items, including a renewed focus on the bridal business. In addition, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as the cost of financing inventory and inventory markdowns are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross profit and gross margin will be successful. In addition, the Company is focusing on controlling and decreasing, where appropriate, operating costs which include the sharing of services of certain officers and other members of senior management. The relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies.

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

     The following table sets forth, for the periods indicated, the amount and the percentage of net sales for certain items in the Company’s Consolidated Statements of Operations, as it relates to continuing operations, and other information:

	Year Ended		Year Ended		Year Ended
	Mar. 27, 2004		Mar. 29, 2003		Feb. 2, 2002
Net sales	$125,487	100.0%	$118,391	100.0%	$160,727	100.0%
Cost of sales	73,427	58.5	78,740	66.5	101,179	62.9

Gross Profit	52,060	41.5	39,651	33.5	59,548	37.1
Selling, general and administrative expenses	51,416	41.0	53,719	45.4	76,206	47.4
Restructuring, asset impairments and other charges	—	—	2,887	2.4	28,214	17.5
Depreciation and amortization	3,358	2.7	4,177	3.5	9,564	5.9
Goodwill impairment writedown	—	—	(615)	(.5)	22,265	13.6

Operating loss	(2,714)	(2.2)	(20,517)	(17.3)	(76,701)	(47.7)
Interest and other income	184	0.1	1,433	1.2	174	0.1
Interest and other financial costs	(4,427)	(3.5)	(6,757)	(5.7)	(3,788)	(2.4)

Loss from continuing operations before income taxes	(6,957)	(5.6)	(25,841)	(21.8)	(80,315)	(50.0)
Income tax (benefit) provision	—	—	(547)	(.4)	3,431	2.1

Loss from continuing operations	(6,957)	(5.6)	(25,294)	(21.4)	(83,746)	(52.1)
Loss from discontinued operations	—	—	(1,604)	(1.3)	(112)	(0.1)

Net loss	$(6,957)	(5.6)%	$(26,898)	(22.7)%	$(83,858)	(52.2)%

Number of stores at year-end		27		28		41

Results of Operations

Sales

     The Company’s net sales for Fiscal 2003 were $125.5 million compared to $118.4 million and $160.7 million for Fiscal 2002 and Fiscal 2001, respectively. Comparable store net sales for Fiscal 2003, which includes stores that were open in the same periods in both the current and prior year, increased 15.6% compared to Fiscal 2002 due to a 23.5% increase in average transaction dollars despite the decrease in number of transactions. The increase in net sales for Fiscal 2003 compared to Fiscal 2002 was primarily the result of an effective mix of merchandising and increase of inventory unit offerings in stores, due in part to the improved financial position of the Company and enhanced marketing and customer events, despite the operation of less stores compared to Fiscal 2002. In addition, the improvement in the U.S. economy is credited with increased consumer confidence and spending during the latter part of Fiscal 2003. Comparable store net sales for Fiscal 2002 decreased 20.8% compared to Fiscal 2001. The decrease in net sales for Fiscal 2002 compared to Fiscal 2001 is primarily due to lack of funds to finance merchandising and effective marketing because of the Company’s significant reduction in available capital, the continued slowdown of the economy, the impact of decreased tourism and the fifteen store closures during Fiscal 2002 (thirteen stores identified as part of the Restructuring Plan and two other underperforming stores identified in Fiscal 2002, one of which is accounted for as a discontinued operation in accordance with accounting rules). Sales from these closed stores were $13.7 million in Fiscal 2002 versus $23.7 million in Fiscal 2001. In addition, sales in the first half of Fiscal 2002 were negatively affected by certain suppliers withholding shipments, principally Rolex, due to concerns regarding the Company’s liquidity. Subsequent to the equity investment on August 20, 2002 by Birks, these suppliers resumed normal shipments and the Company’s relationship with these suppliers greatly improved.

Cost of Sales and Gross Profit

     Gross profit as a percentage of net sales (“gross margin”) in Fiscal 2003 was 41.5% compared to 33.5% and 37.1% in Fiscal 2002 and Fiscal 2001, respectively. The increase in gross margin for Fiscal 2003 primarily resulted from the ability of Mayor’s to increase its offering and sales of higher margin products, including those exclusive to Mayor’s, and substantially reduced promotional activity as compared to Fiscal 2002 as well as the negative impact on the Fiscal 2002 gross margin that markdowns had in connection with the liquidation of inventory in the closing of stores. The decrease in gross profit as a percentage of net sales for Fiscal 2002 is primarily due to low margin sales in connection with the liquidation of merchandise in the stores that were closed during Fiscal 2002 as well as extensive sales promotional activity at reduced prices to generate cash flow prior to the Birks equity investment.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $51.4 million for Fiscal 2003 compared to $53.7 million and $76.2 million for Fiscal 2002 and Fiscal 2001, respectively. The decrease in selling, general and administrative expenses for the Fiscal 2003 is primarily a result of the reduction of controllable expenses as well as costs incurred in Fiscal 2002 related to the stores closed as part of the Restructuring Plan not incurred in Fiscal 2003, offset by an increase in variable expenses related to the increase in sales in Fiscal 2003 versus Fiscal 2002. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb fixed costs as compared to Fiscal 2002 along with cost reductions. The decrease in selling, general and administrative expenses in Fiscal 2002 compared to Fiscal 2001 is primarily a result of the closing of 15 stores (13 stores closed as part of the Restructuring Plan as well as two additional stores closed which were not identified in the Restructuring Plan, one of which is classified as a discontinued operation in accordance with accounting rules) as well as decreased advertising and marketing expenses due to capital constraints during the year and operating in fewer geographical markets due to the closing of stores outside the core Florida and Georgia marketplace.

Restructuring, Asset Impairments and Other Charges

     During its fiscal year ended January 29, 2000 (“Fiscal 1999”), the Company embarked upon an expansion strategy that saw it open five stores in Fiscal 1999, ten stores in Fiscal 2000 and seven stores in Fiscal 2001. Merchandising and marketing issues, the poor economic climate and a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 forced the Company to retrench from that strategy as part of a Restructuring Plan that was adopted in the fourth quarter of Fiscal 2001, which included, among other significant initiatives, an infusion of equity, the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, as well as canceling a lease for a proposed new store, the liquidation of certain non-performing assets and the reduction of various field and corporate costs. During Fiscal 2002, the Company successfully executed the Restructuring Plan and was able to achieve the initiatives previously mentioned primarily through an equity infusion via the Birks transaction described in Item 1, Related Party Transactions, the refinancing of the Company’s bank debt, which increased borrowing availability, and the closing of the stores identified at terms more favorable than originally estimated.

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

     Restructuring, Asset Impairments and Other Charges for Fiscal 2001 were $28.2 million which primarily related to the Restructuring Plan. This includes consulting fees related to a strategic cost reduction project, non-recurring legal fees associated with stockholder related matters, a write-down of the corporate headquarters building which the Company placed on the market for sale, the write-down of the fixed assets for the stores that were included in the Restructuring Plan, and a reserve for early termination of the leases for the stores that were included in the Restructuring Plan.

Depreciation and Amortization

     Depreciation and amortization expenses were $3.4 million for Fiscal 2003, compared to $4.2 million and $9.6 million for Fiscal 2002 and Fiscal 2001, respectively. The decrease in depreciation and amortization expenses for Fiscal 2003 was primarily due to the lack of depreciation in Fiscal 2003 versus Fiscal 2002 due to the disposal of fixed assets in the stores that were closed in the previous year and the corporate headquarters, which was sold in July 2002, slightly offset by the addition of fixed assets for the Company’s two new stores and other fixed asset additions in Fiscal 2003. The decrease in depreciation expense for Fiscal 2002 compared to Fiscal 2001 was primarily due to the disposal of fixed assets previously located at the corporate headquarters, which were sold on July 12, 2002, and no depreciation and amortization for Fiscal 2002 related to the assets and goodwill written off in Fiscal 2001.

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

Interest and Other Income and Interest and Other Financial Costs

     Interest and other income was $184,000 in Fiscal 2003, $1.4 million in Fiscal 2002 and $174,000 in Fiscal 2001. Other income for Fiscal 2002 includes a payment of $1.4 million received in connection with a settlement with former Mayor’s stockholders. Interest and other financial costs were $4.4 million for Fiscal 2003, compared to $6.8 million and $3.8 million for Fiscal 2002 and Fiscal 2001, respectively. The increase in interest and other financial costs for Fiscal 2002 as compared to Fiscal 2003 and 2001 is primarily attributable to the write-off of financing costs for the former working capital facilities when the new credit facility and term loan were executed.

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

Loss from Discontinued Operations

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

Liquidity and Capital Resources

     As of March 27, 2004, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as allowed by an amendment on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of March 27, 2004 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The credit facility was amended on November 21, 2003 to reduce the interest rate from prime plus 1.5% to prime plus 1.25%. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties. On November 21, 2003, the junior secured term loan with Back Bay Capital was amended to include the reduction of the effective interest rate from 18.25% to 14% and allowed a prepayment of principal of $2 million.

     Based on this, after accounting for the foregoing borrowing restrictions, the Company had approximately $49.9 million of borrowing capacity under its working capital facility and term loan at March 27, 2004 and, after netting the outstanding borrowings of $33.0 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $16.3 million. The Company relies on its short term borrowings under the credit facility to finance its operations on a day to day basis. Substantially all of the assets of the Company have been pledged under the facility and term loan.

     Information concerning the Company’s short-term borrowings follows. All borrowings under the working capital facility are considered short term.

	Year Ended	Year Ended
	Mar. 27,	Mar. 29,
	2004	2003
	(Amounts shown in
	thousands)
Maximum borrowings outstanding during the fiscal year	$39,955	$49,863
Average outstanding balance during the fiscal year	$31,004	$34,609
Weighted average interest rate for the fiscal year	6.3%	10.2%

     On February 20, 2004, the Company’s Board of Directors approved a payment of the cumulative dividends earned by Birks, the controlling stockholder of the Company, on its Company Series A-1 Convertible Preferred Stock which approximated $2,185,755 (see Item 1, Related Party Transactions or Note J to the Consolidated Financial Statements in Item 8 herein).

     On February 20, 2004, in connection with the dividend payment made to Birks, the Company entered into the Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provides for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

     Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note J to the Consolidated Financial Statements in Item 8 herein). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

     During Fiscal 2003, cash flows from continuing operating activities used $4.4 million in cash. Cash flows for discontinued operations used $0.5 million in cash. The use of cash for operating activities was primarily the result of the net loss for the year, adjusted for non-cash expense items, the increase of accounts receivable and inventories offset by the decrease in other assets and the increase in accrued expenses. During Fiscal 2002, cash flows from continuing operating activities used $18.5 million in cash which was primarily the result of the net loss for the year, the increase in inventories and other assets and the payout of restructuring costs offset by the reduction of accounts receivable and increase in accounts payable.

     Net cash used in investing activities was $2.1 million in Fiscal 2003, primarily related to the capital expenditures for leasehold improvements for the corporate headquarters, one new store and information systems. Net cash provided by investing activities was $3.5 million in Fiscal 2002 primarily related to the proceeds from the sale of the Company’s corporate headquarters, net of capital expenditures for the opening of two new stores.

     Net cash provided by financing activities of $7.2 million in Fiscal 2003 is primarily related to net borrowings under the credit facility of $9.7 million offset by the dividend of $2.2 million paid to Birks. Net cash provided by financing activities was $13.4 million in Fiscal 2002 and was primarily related to the net proceeds from the Birks equity investment of $13.6 million and net proceeds from the sale of a majority of the credit card portfolio of $12.1 million offset by the reduction of net borrowings under the credit facility of $13.3 million.

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

Effects of Inflation

     Gold prices are affected by political, industrial and economic factors and by changing perceptions of the value of gold relative to currencies. Investors commonly purchase gold and other precious metals perceived to be rising in value as a hedge against a perceived increase in inflation and political or economic instability, thereby bidding up the price of such metals. The Company’s sales volume and net operations are potentially affected by the fluctuations in prices of gold, diamonds and other precious or semi-precious gemstones as well as watches and other accessories. The Company does not currently hedge its gold purchases or inventories. Hedging is not available with respect to possible fluctuations in the price of precious and semi-precious gemstones, watches or other accessories.

     The Company’s cost of sales, selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had and the Company does not expect it to have a material effect on operating results, there is no assurance that the Company’s business will not be materially affected by inflation in the future.

Interest Rate Risk

     The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.25%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of March 27, 2004 would increase or decrease earnings per share by approximately $330,000 or approximately $.01 per share.

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

     The Company’s accounting policies are more fully discussed in Note B to the consolidated financial statements contained in Item 8 herein. The Company has identified certain critical accounting policies as noted below.

     Reserve for inventory shrink and slow moving inventory. The reserve for inventory shrink is estimated for the period from the last physical inventory date to the end of the reporting period on a store by store basis and at the Company’s distribution center. Such estimates are based on experience and the shrinkage results from the last physical inventory. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrink reserve.

     The Company writes down its inventory for estimated slow moving inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Mayor’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Long-lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Contractual Commitments

     The following summarizes the Company’s contractual obligations at March 27, 2004:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$12,668	$—	$12,668	$—	$—
Credit facility	33,005	—	33,005	—	—
Capital lease	75	75	—	—	—
Operating leases	38,557	7,085	11,998	9,863	9,611

	$84,305	$7,160	$57,671	$9,863	$9,611

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

Risk Factors

     In addition to other information provided in this Annual Report on Form 10-K, the Company is subject to the following risk factors.

The Company is controlled by a single stockholder.

Birks, in connection with its investment in the Company, was issued 15,050 shares of Series A Convertible Preferred Stock, which were exchanged for Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”). Upon conversion of all of the shares of Series A-1 Preferred into Common Stock Birks would own approximately a 76% of the Company. Birks is entitled to vote all of its shares of Series A-1 Preferred on an as converted basis along with the 16,352,997 shares of Common Stock it owns. Additionally, Birks, as the sole owner of such Series A-1 Preferred, has the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election on an as converted basis. Currently, Birks has the right to elect seven of the nine members of the Board of Directors. Birks was also issued, in connection with its investment in the Company, warrants to acquire additional shares of Common Stock, which were exercised on a cashless basis on November 6, 2003, resulting in the issuance of 17,352,997 shares of common stock. Subsequently, on March 22, 2004, Birks sold 1,000,000 of these shares in a private placement sale. Accordingly, Birks can control the outcome of certain stockholder votes, including votes concerning the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one entity may have the effect of delaying or preventing a change in the management or voting control of the Company.

The Company’s operations could be adversely affected if its relationship with Birks was to cease.

Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note J to the Consolidated Financial Statements in Item 8 herein). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

The Company’s stock price could be adversely affected if a large number of shares of the Company’s Common Stock were to be registered and sold.

In connection with Birks investment in the Company, the Company has granted certain registration rights to Birks, which entitles Birks to cause the Company to effect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 67,519,664 shares of the Company’s Common Stock. By exercising these registration rights Birks could cause a large number of shares to be registered and become freely tradable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company’s ability to raise additional capital.

The Company’s business could be adversely affected if its relationships with any of its primary vendors are terminated.

The Company’s merchandising strategy depends upon its ability to maintain good relations with a few choice vendors. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that among other matters provide for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion. The Company competes with other jewelry retailers for access to vendors that will provide it with the quality and quantity of merchandise necessary to operate its business. In Fiscal 2003, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 37% of the Company’s total net sales. The Company’s relationships with its primary suppliers are generally not pursuant to long-term agreements, including its relationship with Rolex. Although the Company believes that alternative sources of supply are available, the abrupt loss of any of its vendors, especially Rolex, or a decline in the quality or quantity of merchandise supplied by its vendors could cause significant disruption in its business. If Rolex terminated its distribution agreement with the Company, it would have a material adverse effect on the Company’s business, financial condition and operating results.

Fluctuations in the availability and prices of the Company’s merchandise may affect its results of operations.

The Company offers a large selection of distinctive high quality merchandise, including diamond, gemstone and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, charms, and its own private label jewelry. Accordingly, significant changes in prices of diamonds, gemstones, and precious metals required by the Company could adversely affect the Company’s earnings. Further, both the supply and price of diamonds are significantly influenced by a single entity, Diamond Trading Corporation. The Company does not maintain long-term inventories or otherwise currently hedge against fluctuations in the cost of these materials. A significant increase in the price of these materials could adversely affect the Company’s sales and gross margins, should the Company not be able to effectively pass the increase in costs to its customers.

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

The Company’s quarterly operation results will fluctuate due to seasonality and other factors, and variation in quarterly results could cause the price of the Company’s Common Stock to decline.

The Company’s business is highly seasonal, with a significant portion of the Company’s sales generated during the third fiscal quarter, which includes the holiday shopping season. Sales in the third quarter of Fiscal 2003 accounted for 40% of annual net sales for such fiscal year. The Company has historically experienced lower net sales and net losses in the other fiscal quarters, and the Company expects this trend to continue for the foreseeable future. A significant shortfall in results for the third quarter of any fiscal year could have a material adverse effect on the Company’s annual results of operations. The Company’s quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, timing of certain holidays, changes in merchandise, general economic conditions, industry and weather conditions that affect consumer spending, and actions of competitors.

The Company’s business is particularly susceptible to adverse economic conditions.

Jewelry purchases are discretionary for consumers and may be particularly and disproportionately affected by adverse trends in the general economy. The success of the Company’s operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, the performance of the stock market, business conditions, interest rates, availability, and cost of credit and taxation, for the economy as a whole and in regional and local markets where the Company operates. In addition, the Company is dependent upon tourism in the markets it operates (which is concentrated in the Florida and Georgia markets), the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for the Company’s stores. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, a decrease in tourism or a decrease in mall traffic, thereby negatively impacting the Company’s results of operations or financial condition.

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

The Company’s current levels of debt could impact its operations in the future

The Company’s debt as of March 27, 2004, was approximately $45.7 million. The Company’s debt levels fluctuate from time to time based on seasonal working capital needs.

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

Our success is largely dependent on the personal efforts of Thomas Andruskevich, the Company’s Chairman of the Board, President and Chief Executive Officer, and certain other key members of the senior management team. Although the Company has entered into employment agreements with Mr. Andruskevich and certain other key members of the senior management team, the loss of any of their services could cause the Company’s business to suffer. The Company’s success is also dependent upon its ability to continue to hire and retain qualified operations, development and other personnel. Competition for qualified personnel in the retail industry is intense, and the Company cannot assure that we will be able to hire or retain the personnel necessary for its planned operations.

The Company’s business could be adversely affected if it is unable to successfully negotiate favorable lease terms.

All of the Company’s stores are leased. As of May 14, 2004, the Company had a total of 28 leased stores. The Company’s store leases are generally for a term of ten years, with rent being a fixed minimum base plus for a majority of the stores, a percentage of the store’s sale volume (subject to certain adjustments) over a specified threshold. The Company has generally been successful in negotiating leases for new stores and lease renewals as its current leases near expiration. However, the Company’s business, financial condition, and operating results could be adversely affected if the Company is unable to continue to negotiate profitable lease and renewal terms.

Terrorist acts upon the United States could have a material adverse effect on the Company.

Additional terrorist acts against the United States like those carried out on September 11, 2001 or other acts of war or hostility, could have an immediate disproportionate impact on discretionary spending on luxury goods upon which our operations are dependent. Such events could have a material adverse impact on our business and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Report of Independent Registered Public Accounting Firm	24

Independent Auditors’ Report	25

Consolidated Balance Sheets as of March 27, 2004 and March 29, 2003	26

Consolidated Statements of Operations for the Year Ended March 27, 2004, March 29, 2003, the Transition Period and the Year Ended February 2, 2002	27

Consolidated Statements of Stockholders’ Equity for the Year Ended March 27, 2004, March 29, 2003, the Transition Period and the Year Ended February 2, 2002	28

Consolidated Statements of Cash Flows for the Year Ended March 27, 2004, March 29, 2003, the Transition Period and the Year Ended February 2, 2002	29

Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mayor’s Jewelers, Inc.

     We have audited the March 27, 2004 consolidated financial statements of Mayor’s Jewelers, Inc. and subsidiaries as listed in the Index at Item 8. In connection with our audit of the consolidated financial statements, we also have audited the March 27, 2004 financial statement schedule as listed at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mayor’s Jewelers, Inc. and subsidiaries as of March 27, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida
May 28, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Mayor’s Jewelers, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Mayor’s Jewelers, Inc. and Subsidiaries (the “Company”) as of March 29, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended March 29, 2003, for the eight-week transition period ended March 30, 2002 and for the fiscal year ended February 2, 2002. Our audits also included the financial statement schedule listed at Item 15(a)(2) as it relates to the fiscal years ended March 29, 2003 and February 2, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mayor’s Jewelers, Inc. and Subsidiaries as of March 29, 2003 and the results of their operations and their cash flows for the fiscal year ended March 29, 2003, for the eight-week transition period ended March 30, 2002 and for the fiscal year ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to such basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
June 6, 2003

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands except share and per share data)

	March 27,	March 29,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,233	$1,058
Accounts receivable (net of allowance for doubtful accounts of $999 and $1,263, at March 27, 2004 and March 29, 2003, respectively)	6,661	5,777
Inventories	80,825	76,753
Other current assets	1,194	2,987

Total current assets	89,913	86,575

Property, net	14,634	15,872
Other assets	668	736

Total non-current assets	15,302	16,608

Total assets	$105,215	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,833	$13,798
Accrued expenses	9,457	7,434
Credit facility	33,005	23,283
Liabilities of discontinued operations	—	527

Total current liabilities	56,295	45,042

Other long term liabilities	2,768	3,046
Term loan	12,668	12,668

Total long term liabilities	15,436	15,714

Commitments and contingencies (Notes K and L)	—	—

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 and 0 shares authorized and issued at March 27, 2004 and March 29, 2003, respectively, liquidation value of $15,050,000	—	—
Series A convertible preferred stock, $.001 par value, 0 and 15,050 shares authorized and issued at March 27, 2004 and March 29, 2003, respectively, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 and 29,592,264 shares issued, at March 27, 2004 and March 29, 2003, respectively	5	3
Additional paid-in capital	206,114	208,102
Accumulated deficit	(143,235)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	33,484	42,427

Total liabilities and stockholders’ equity	$105,215	$103,183

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts shown in thousands except share and per share data)

			Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	March 27,	March 29,	March 30,	February 2,
	2004	2003	2002	2002
Net sales	$125,487	$118,391	$17,856	$160,727
Cost of sales	73,427	78,740	11,966	101,179

Gross profit	52,060	39,651	5,890	59,548

Selling, general and administrative expenses	51,416	53,719	9,287	76,206
Restructuring, asset impairments and other charges	—	2,887	305	28,214
Depreciation and amortization	3,358	4,177	1,102	9,564
Goodwill impairment writedown	—	(615)	—	22,265

Total operating expenses	54,774	60,168	10,694	136,249

Operating loss	(2,714)	(20,517)	(4,804)	(76,701)
Interest and other income	184	1,433	41	174
Interest and other financial costs	(4,427)	(6,757)	(538)	(3,788)

Loss from continuing operations before income taxes.	(6,957)	(25,841)	(5,301)	(80,315)
Income tax (benefit) provision	—	(547)	—	3,431

Loss from continuing operations	(6,957)	(25,294)	(5,301)	(83,746)
Loss from discontinued operations, net of income tax expense of $393 in Fiscal 2001	—	(1,604)	(56)	(112)

Net loss	(6,957)	(26,898)	(5,357)	(83,858)
Preferred stock cumulative dividend	(1,316)	(872)	—	—

Net loss attributable to common stockholders	$(8,273)	$(27,770)	$(5,357)	$(83,858)

Weighted average shares outstanding, basic and diluted	26,377,886	19,568,006	19,525,749	19,416,398
Loss per share, basic and diluted:
Continuing operations	$(0.31)	$(1.34)	$(0.27)	$(4.31)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.31)	$(1.42)	$(0.27)	$(4.32)

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

		Series A/
		Series A-1
	Preferred	Convertible	Common		Additional
	Shares	Preferred	Shares	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Loss	Stock	Total
BALANCE AT FEBRUARY 3, 2001	0	0	19,226,932	$3	$193,821	$(20,165)		$(29,400)	$144,259
Comprehensive loss:
Net loss	—	—	—	—	—	(83,858)	$(83,858)	—	(83,858)

Purchase plan exercise	—	—	71,503	—	136	—		—	136
Issuance of common stock	—	—	227,314	—	570	—		—	570

BALANCE AT FEBRUARY 2, 2002	0	0	19,525,749	3	194,527	(104,023)		(29,400)	61,107
Comprehensive loss:
Net loss for the transition period due to change in fiscal year	—	—	—	—	—	(5,357)	$(5,357)	—	(5,357)

BALANCE AT MARCH 30, 2002	0	0	19,525,749	3	194,527	(109,380)		(29,400)	55,750
Comprehensive loss:
Net loss	—	—	—	—	—	(26,898)	$(26,898)	—	(26,898)

Purchase plan exercise	—	—	82,561	—	23	—		—	23
Sale of Series A Convertible
Preferred Stock and warrants, net (See Note J)	15,050	—	—	—	13,552	—		—	13,552

BALANCE AT MARCH 29, 2003	15,050	0	19,608,310	3	208,102	(136,278)		(29,400)	42,427
Comprehensive loss:
Net loss	—	—	—	—	—	(6,957)	$(6,957)	—	(6,957)

Cashless exercise of warrants	—	—	17,352,997	2	(2)	—		—	—
Birks sale of stock (See Note J)	—	—	—	—	200	—		—	200
Exchange of Series A Convertible Preferred Stock	(15,050)	—	—	—	—	—		—	—
Issuance of Series A-1 Convertible Preferred Stock	15,050	—	—	—	—	—		—	—
Dividend payment	—	—	—	—	(2,186)	—		—	(2,186)

BALANCE AT MARCH 27, 2004	15,050	0	36,961,307	$5	$206,114	$(143,235)		$(29,400)	$33,484

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts shown in thousands)

			Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	March 27,	March 29,	March 30,	February 2,
	2004	2003	2002	2002
Cash flow from operating activities
Net loss	$(6,957)	$(26,898)	$(5,357)	$(83,858)
Deduct loss/gain from discontinued operations	—	(1,604)	(56)	(112)

Loss from continuing operations	(6,957)	(25,294)	(5,301)	(83,746)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,358	4,177	1,132	9,771
Amortization of debt costs	432	531	79	—
Deferred tax asset write-off	—	—	—	2,769
Provision for doubtful accounts	269	2,785	316	3,035
Goodwill impairment writedown	—	(615)	—	22,265
Closing stores asset writedown	—	(1,935)	—	11,300
Building and related assets writedown	—	—	—	4,897
Write-off of deferred financing costs	—	2,055	—	—
Compensation expense for Birks sale of stock	200	—	—	—
(Increase) decrease in assets:
Accounts receivable	(1,153)	3,148	7,672	95
Inventories	(4,072)	615	3,292	26,846
Other assets	1,770	(1,517)	(458)	3,958
Increase (decrease) in liabilities:
Accounts payable	35	2,598	(443)	(3,270)
Accrued expenses and other long term liabilities	1,745	1,527	(605)	(2,325)
Accrued restructuring	—	(6,554)	(84)	8,574

Net cash (used in) provided by continuing operations	(4,373)	(18,479)	5,600	4,169
Net cash used in discontinued operations	(527)	(128)	—	(4,839)

Net cash (used in) provided by operating activities	(4,900)	(18,607)	5,600	(670)

Cash flows from investing activities:
Proceeds from sales of fixed assets	74	5,547	—	—
Capital expenditures, net	(2,194)	(2,014)	(208)	(6,400)

Net cash (used in) provided by investing activities	(2,120)	3,533	(208)	(6,400)

Cash flows from financing activities:
Borrowings under line of credit	136,434	160,913	19,265	184,606
Line of credit repayments	(126,712)	(172,656)	(25,035)	(175,533)
Principal borrowings on term loan	2,000	—	—	—
Principal payment on term loan	(2,000)	—	—	—
Proceeds from issuance of preferred convertible stock and warrants, net	—	13,552	—	—
Net proceeds from sale of private label credit card receivables	—	12,147	—	—
Proceeds from sale of stock under employee purchase plans	—	23	—	706
Payment of commitment fee	(341)	(650)	(75)	—
Dividend paid to preferred stockholders	(2,186)	—	—	—
Other	—	41	329	(1,186)

Net cash provided by (used in) financing activities	7,195	13,370	(5,516)	8,593

Net increase (decrease) in cash and cash equivalents	175	(1,704)	(124)	1,523
Cash and cash equivalents at beginning of year	1,058	2,762	2,886	1,363

Cash and cash equivalents at end of year	$1,233	$1,058	$2,762	$2,886

Supplemental cash flow information:
Interest paid	$4,383	$4,605	$459	$3,788
Income taxes (received) paid	$—	$(91)	$—	$662

Non-cash investing and financing activities:
Property acquired with debt	$130	$—	$—	$—
Par value of 17,352,997 shares of common stock issued pursuant to cashless exercise of warrants	$2	$—	$—	$—

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended
March 27, 2004, March 29, 2003 and February 2, 2002 and the Transition Period from February 3, 2002 through March 30, 2002

A. NATURE OF BUSINESS:

     Mayor’s Jewelers, Inc. and subsidiaries (“Mayor’s” or the “Company”) is primarily engaged in the sale of jewelry, watches and other consumer products, within Mayor’s luxury jewelry stores. The Company operates 28 stores with locations in South and Central Florida and metropolitan Atlanta, Georgia.

     The Company’s consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-two weeks ended March 27, 2004, the fifty-two weeks ended March 29, 2003 and the fifty-two weeks ended February 2, 2002 are referred to herein as Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

     The Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) on January 29, 2003 indicating, among other things, its change in fiscal year-end for financial reporting purposes, effective January 15, 2003, from a fiscal year ended on the Saturday closest to January 31 to the Saturday closest to March 31. The audited “Transition Period” as a result of the change in fiscal year is the eight-week period from February 3, 2002 through March 30, 2002. On July 29, 2003, the Company filed a Form 8-K with the SEC to change its fiscal year end from the Saturday closest to March 31, to the last Saturday in March, effective July 22, 2003.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (1) Principles of Consolidation — The consolidated financial statements include the accounts of Mayor’s and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     (2) Significant Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (3) Concentration of Risk — During Fiscal 2003, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 37% of Mayor’s total net sales.

     (4) Revenue Recognition — Sales are recognized at the point of sale when merchandise is taken or shipped. Shipping and handling fees billed to customers are included in net sales. Revenues for gift certificate sales and store credits are recognized upon redemption. Sales of consignment merchandise are recognized at such time as the merchandise is sold. Sales are reported net of returns. The Company generally gives its customers the right to return merchandise purchased by them within 30 days and records an accrual at the time of sale for the effect of the estimated returns.

     (5) Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less and amounts receivable from credit card issuers to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction. These amounts totaled $1.1 million and $0.8 million as of March 27, 2004 and March 29, 2003, respectively.

     (6) Accounts Receivable — Accounts receivable arise primarily from customers’ use of the Mayor’s credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 10% to 18% per annum. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Finance charge income was $0.3 million for Fiscal 2003, $1.5 million for Fiscal 2002, $0.5 million for the Transition Period and $3.6 million for Fiscal 2001 and is recorded as net sales in the accompanying Consolidated Statements of Operations.

     Certain sales plans of Mayor’s provide for revolving lines of credit and/or installment plans under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of March 27, 2004 that is not scheduled to be collected during the year ending March 26, 2005 is approximately $1.4 million or 22% of Mayor’s chargecard receivable.

     (7) Inventories — Mayor’s inventories are valued using the first in, first out method (“FIFO”) as of March 27, 2004. The Company changed its method of accounting from the last in, first out method (“LIFO”) to FIFO during the year ended March 29, 2003. The Company believes that adopting the FIFO method provides a more appropriate matching of current costs and current revenues. The cumulative effect of adopting the change was not material to the Company’s financial statements for the year ended March 29, 2003 and the difference between LIFO and FIFO was immaterial for all periods prior to the change that are presented herein. The Company records provisions for lower of cost or market, damaged goods, and slow-moving inventory. The cost of inbound freight is included in the carrying value of the inventories.

     (8) Property — Property is stated at cost net of accumulated deprecation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Estimated
Asset	Useful Life
Furniture and fixtures	5 years
Automobiles and trucks	3 years
Computer hardware and software	3 years

Leasehold improvements are amortized over the shorter of the term of the respective lease or the useful life of the asset. Maintenance and repair costs are charged to selling, general and administrative expenses as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property, the accumulated depreciation is deducted from the original cost, and any gain or loss is recorded in the Consolidated Statements of Operations.

     (9) Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and (b) operating loss and tax credit carryforwards.

     (10) Cost in Excess of Fair Value of Assets Acquired (“Goodwill”) — The Company evaluated the recoverability of the carrying amount of Goodwill resulting from the Mayor’s acquisition based on projected operating income. As a result, the Goodwill was written-off in full during Fiscal 2001 because management determined that the long term cash flows did not support the carrying value. The impairment charge is included in the operating loss in the Consolidated Statement of Operations of Fiscal 2001.

     (11) Long-lived Assets — Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported generally at the lower of the carrying amount or fair value less cost to sell.

     (12) Deferred Financing Costs — The Company amortizes deferred financing costs incurred in connection with its financing agreements using the effective interest method over the related period. Such deferred costs are included in other assets in the accompanying Consolidated Balance Sheets.

     (13) Advertising Costs — Advertising costs are charged to expense as incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain specific advertising costs which are netted against advertising expense in the selling, general and administrative expenses within the Consolidated Statements of Operations and amounted to $2.3 million, $1.5 million, $91,000 and $4.2 million in Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001, respectively. Advertising expense, net of vendor cooperative advertising allowances, amounted to $4.5 million, $3.1 million, $0.6 million and $8.8 million in Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001, respectively.

     (14) Pre-opening Expenses — Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

     (15) Comprehensive Income (Loss) — Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     (16) Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

     (17) Accounting for Stock-Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no stock-based compensation cost has been recognized for such plans. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based

Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” at the grant dates for awards granted in Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 under these plans, the Company’s net loss and loss per share would have been reduced to the proforma amounts presented below:

	Fiscal	Fiscal	Transition	Fiscal
	2003	2002	Period	2001
Continuing operations	$(6,957)	$(25,294)	$(5,301)	$(83,746)
Discontinued operations	—	(1,604)	(56)	(112)

Net loss as reported	(6,957)	(26,898)	(5,357)	(83,858)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,287)	(552)	(209)	(2,804)

Proforma net loss	$(8,244)	$(27,450)	$(5,566)	$(86,662)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.31)	$(1.34)	$(0.27)	$(4.31)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.31)	$(1.42)	$(0.27)	$(4.32)

Proforma basic and diluted:
Continuing operations	$(0.36)	$(1.36)	$(0.28)	$(4.45)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.36)	$(1.44)	$(0.28)	$(4.46)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001: expected volatility of 97%, 90%, 90% and 59%, respectively, risk-free interest rate of 2.80%, 2.53%, 4.59% and 4.50%, respectively, expected lives of approximately five years and a dividend yield of zero for all three fiscal years and the Transition Period presented. The weighted average fair values of options granted during Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 were $0.51, $0.28, $0.95 and $2.83, respectively.

     (18) Newly Issued Accounting Standards — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, which amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Additionally, the Statement provides that gains and losses from debt extinguishment are not automatically shown as an extraordinary item on a company’s statement of operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operations of Mayor’s.

     In March 2003, the FASB’s Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. Further, these allowances should be recognized as a reduction in cost of sales when the related product is sold. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. EITF 02-16 did not have a material impact on the financial position or results of operations of Mayor’s.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of Mayor’s.

     (19) Earnings (Loss) Per Share — Earnings (loss) per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is not presented as the assumed conversion of options and warrants would be anti-dilutive.

C. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

     Other charges recorded in Fiscal 2002 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan (see below) of approximately $1.9 million, additional estimated sales tax liabilities of approximately $1.9 million, severance costs related to the departure of a former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable (See Note E) of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2001 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

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

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 were dominant factors in contributing to the Company’s poor operating performance in Fiscal 2001. The results drained the Company of significant amounts of capital which in turn required Mayor’s to restructure itself in an effort to position the Company for future profitability. Accordingly, the Company embarked on a multi-faceted restructuring plan (the “Restructuring Plan”). The Restructuring Plan was adopted in the fourth quarter of Fiscal 2001 and included, among other significant initiatives, an infusion of equity (See Note J), the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

     A summary of the charges recorded in Fiscal 2001 is as follows (in thousands):

Restructuring	$8,574
Write-down of assets	16,196
Other charges	3,444

28,214
Goodwill impairment write-off	22,265

$50,479

     The restructuring costs included employee severance costs of approximately $0.9 million and total costs to exit stores including lease termination and professional fees of $7.7 million. As of March 29, 2003, substantially all restructuring costs were paid. The write-down of assets included $11.3 million for the write-down of leasehold improvements and assets related to the closed locations and $4.9 million for the write-down of the corporate headquarters building and related assets, which were sold on July 12, 2002, to reflect their estimated fair value determined by comparable market information. The Restructuring Plan included the elimination of approximately 200 positions in the field as well as Mayor’s former Chief Executive Officer and the closure of thirteen locations. The stores closed as part of the plan included eleven properties outside of the Company’s core Florida and Georgia marketplace, as well as two stores in Florida and the termination of one lease commitment for a location that was not built. All thirteen locations were closed during Fiscal 2002, as well as one additional underperforming store that was not in the Restructuring Plan.

     The goodwill impairment of $22.3 million is a write-off of goodwill associated with the Mayor’s acquisition. Management determined that the long term future cash flows did not support the carrying value and recorded an impairment charge to take the goodwill to zero.

     Other charges for Fiscal 2001 consist of one-time charges of $1.3 million for a strategic cost reduction project, $0.7 million for non-recurring legal fees associated with shareholder related matters and $1.4 million related to severance.

D. DISCONTINUED OPERATIONS:

     The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation and as a result, the Consolidated Statement of Operations for Fiscal 2001 has been reclassified to reflect the store as a discontinued operation. Net losses for discontinued operations related to this store for Fiscal 2002, Transition Period and Fiscal 2001 was $0.4 million, $.05 million and $0.1 million, respectively. The loss on disposal of the store due to closure was approximately $1.2 million and related primarily to costs to exit the lease, write-off of fixed assets and severance offset by the write-off of deferred revenue from landlord inducements. Store sales for Fiscal 2002, Transition Period and Fiscal 2001 were $1.5 million, $0.4 million and $3.0 million, respectively.

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

F. INVENTORIES:

     Inventories are summarized as follows:

	March 27, 2004		March 29, 2003
	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment
		(Amounts shown in thousands)
Raw materials.	$1,415	$—	$1,138	$—
Finished goods	79,410	11,460	75,615	6,172

	$80,825	$11,460	$76,753	$6,172

G. PROPERTY:

     The components of property are as follows:

	March 27,	March 29,
	2004	2003
	(Amounts shown in
	thousands)
Furniture and fixtures	$5,532	$6,130
Leasehold improvements	27,266	27,248
Computer hardware and software	6,734	6,826
Automobiles and trucks	83	83

	39,615	40,287
Less accumulated depreciation.	(24,981)	(24,415)

	$14,634	$15,872

     Depreciation expense for Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 was approximately $3.4 million, $4.2 million, $1.1 million and $7.4 million, respectively.

H. TERM LOAN AND CREDIT FACILITY:

     As of March 27, 2004, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as allowed by an amendment on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of March 27, 2004 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The credit facility was amended on November 21, 2003 to reduce the interest rate from prime plus 1.5% to prime plus 1.25%. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties. On November 21, 2003, the junior secured term loan with Back Bay Capital was amended to include the reduction of the effective interest rate from 18.25% to 14% and allowed a prepayment of principal of $2 million.

     Based on this, after accounting for the foregoing borrowing restrictions, the Company had approximately $49.9 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $33.0 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $16.3 million.

     On February 20, 2004, the Company’s Board of Directors approved an early payment of the cumulative dividends earned by Henry Birks & Sons Inc. (“Birks”), the controlling stockholder of the Company, on its Series A Convertible Preferred Stock which approximated $2,185,755 through February 28, 2004 (see Note J).

     On February 20, 2004, in connection with a dividend payment made to Birks, holder of the Company’s preferred stock (see Note J), the Company entered into the Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provides for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

     Information concerning the Company’s short-term borrowings follows. All borrowings under the credit facility are considered short term.

	Year Ended	Year Ended
	Mar. 27,	Mar. 29,
	2004	2003
	(Amounts shown in thousands)
Maximum borrowings outstanding during the fiscal year	$39,955	$49,863
Average outstanding balance during the fiscal year	$31,004	$34,609
Weighted average interest rate for the fiscal year	6.3%	10.2%

I. INCOME TAXES:

     The significant items comprising the Company’s net deferred taxes as of March 27, 2004 and March 29, 2003 are as follows:

	March 27, 2004	March 29, 2003
	(Amounts shown in thousands)
Deferred Tax Assets:
Difference between book and tax basis of property	$4,339	$3,904
Sales returns and doubtful accounts allowances not currently deductible	472	627
Inventory reserves not currently deductible	2,578	2,183
Federal net operating loss and tax credit carryforward	27,025	23,883
State net operating loss carryforward	3,351	927
Other reserves not currently deductible	2,502	1,990
Purchase accounting differences in basis of sales returns allowances acquired	40	40
Foreign income subject to tax net of available credits	—	780

	40,307	34,334

Net deferred tax asset before valuation allowance	40,307	34,334
Valuation allowance	(40,307)	(34,334)

Net deferred tax asset	$0	$0

     The components of the benefit for income taxes consists of the following:

	March 27, 2004	March 29, 2003
	(Amounts shown in thousands)
Current Tax:
Federal	$—	$(1,005)
State	—	(13)
Foreign	—	471

	—	(547)

Deferred Tax:
Federal	—	—

	—	—

Total benefit for income taxes	$—	$(547)

     The provision (benefit) for income taxes varies from the amount computed by applying the Federal income tax statutory rate of 34% for the reasons summarized below:

	Year Ended	Year Ended
	March 27, 2004	March 29, 2003
	Rate	Rate
Statutory rate	34.0%	34.0%
Increase in valuation allowance	(85.8)%	(35.4)%
Nondeductible intangible amortization	0.0%	2.7%
Sec. 382 federal and state NOL adjustment	59.2%	0.0%
Foreign operations	0.0%	(1.8%)
Other	(7.4%)	2.6%

	0.0%	2.1%

     The Company has a federal net operating loss carryforward of approximately $76.7 million and state net operating loss carryforward of approximately $72.5 million. Due to Section 382 limitations resulting from the change in ownership in Fiscal 2002, the utilization of approximately $41.3 million of the preacquistion net operating loss carryforward is limited to $953,490 on an annual basis, resulting in a valuation allowance of approximately $23.0 million for preacquistion net operating loss carryforwards that will more than likely not be realized. The federal net operating loss carryforward expires beginning in Fiscal 2013 through Fiscal 2022 and the state net operating loss carryforward expires beginning in Fiscal 2012 through Fiscal 2022. The Company also has an alternative minimum tax credit carryforward of approximately $0.8 million to offset future federal income taxes. The valuation allowance has been recorded to reduce the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

J. RELATED PARTY TRANSACTIONS:

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock, a newly formed class of stock that was convertible into 50,166,667 shares of common stock. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. Of the net proceeds raised of $13.55 million, a fair value of $1.0 million has been allocated to the warrants. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above described securities issued to Birks.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, there were 4,750,000 warrants that remained outstanding which were previously assigned to certain current and former members of management of Birks and its Board of Directors. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale which is included in selling, general and administrative expenses in the Fiscal 2003 Consolidated Statement of Operations.

     Upon conversion of the preferred shares, Birks would own approximately 76.3% of the then outstanding common stock in Mayor’s.

     The Company’s Certificate of Designation (the “Certificate”) for the Series A Convertible Preferred Stock (“Series A Preferred”) provided that the holders of the preferred stock were entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate called for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, were to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. The Certificate further provided that the Series A Preferred had a liquidation value of $1,000 per share.

     The Certificate also provided that Birks had the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of common stock that would be held by Birks on the record date of such election as if Birks had converted all of the Series A Preferred then outstanding into common stock. Currently, Birks has the right to elect seven of the nine members of the Company’s Board of Directors.

     In January 2004, Birks asked the Company to consider paying an early payment of the cumulative dividends earned by Birks on the Series A Preferred which approximated $2,185,755 through February 28, 2004. Also, in January 2004, the Company formed a committee of independent directors of its Board (the “Committee”) to evaluate Birks’ request. The Committee retained an investment banking firm, Capitalink, L.C. (“Capitalink”) to perform certain analyses of the structure of the proposed transaction.

     The Company determined that in order to effectuate the payment of an early dividend it would have to issue a new series of preferred stock to Birks in exchange for its shares of Series A Preferred (the “Exchange”). The Company also determined that it would have to borrow funds from Back Bay Capital Funding LLC to pay the dividend, (the “Loan”), on the newly created series of preferred stock (the “Dividend”). After extensive discussions, negotiations, deliberations, and considerations, the Committee unanimously recommended to the Board that it was in the best interests of the Company to approve the Exchange, the payment of the Dividend, and the Loan (collectively, the “Transaction”). On February 20, 2004, the Company’s Board of Directors unanimously (with the exception of Thomas Andruskevich and Filippo Recami, who abstained from voting, and Dr. Lorenzo Rossi di Montelera, who was unavailable to attend the Board meeting) approved the Transaction.

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred.

     In connection with the Exchange, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend for one year on the Series A-1 Preferred. Capitalink advised the Committee that this waiver of one year of dividends equated to a net savings to the Company of approximately $920,000 since the Company would have to pay interest on the Loan of approximately $280,000. Additionally, if Birks decides to convert its Series A-1 Preferred into common stock in the next year, the conversion rate will be decreased so that the Company receives the value of the waived dividend, on a pro rata basis. Although the Company has no right to redeem the shares of its outstanding Series A-1 Preferred, in the event that the Company were deemed to acquire any shares of its Series A-1 Preferred in a business combination or other transaction, then Birks will pay the Company a cash payment equal to the pro rata value of the waived dividend.

     In connection with the Transaction, the Company received an opinion of Delaware counsel that the declaration and payment of the Dividend would not contravene Section 170 of the Delaware General Corporation Law, and an opinion from Capitalink that the Transaction was fair, from a financial point of view, to the minority stockholders of the Company. The Company also received various other analyses from Capitalink.

     On February 20, 2004, the Company evidenced the Loan by entering into that certain Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provides for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Marketing, Group VP-Supply Chain Operations, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. As of July 2004, the VP-Retail will serve in similar capacity for Birks as for Mayors and the Group VP-Category Management will assist Birks in the category management of Birks’ branded watch business. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

     As part of Birks investment in 2002, the Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan, which is pre-approved annually by the Corporate Governance Committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for the Company to acquire certain management services from Birks, at its cost, in accordance with a project schedule, which is pre-approved annually by the Corporate Governance Committee of the Board of Directors. At the end of each quarter, the Corporate Governance Committee reviews and approves all purchases and expense reimbursement transactions. The terms of these agreements are one year, and automatically renew; however, they can be terminated at any time by the Corporate Governance Committee. The Company can sell merchandise and provide management services to Birks under terms similar to those in the agreements.

     In Fiscal 2003 and Fiscal 2002, Mayor’s incurred approximately $82,000 and $234,000, respectively, of net costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Included in selling, general and administrative expenses in Fiscal 2002 are $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 27, 2004, the Company owed Birks $262,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during Fiscal 2003 and Fiscal 2002, respectively.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”), to become effective on May 1, 2004. Under the Agreement, Regaluxe is to provide advisory, management and corporate services to the Company for approximately $125,000 for the two-month period ending June 30, 2004, and $125,000 for each fiscal quarter thereafter up to and including the quarter ending March 31, 2005, plus out of pocket expenses. The initial term of the Agreement begins on May 1, 2004 and ends on March 31, 2005. The Agreement may be renewed for additional one year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

     Regaluxe is the controlling shareholder of Henry Birks & Sons Holdings Inc. which is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe, and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

K. COMMITMENTS AND CONTINGENCIES:

     In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expire May 31, 2005 and warrants to purchase 234,000 shares of common stock at prices ranging from $3.25 to $4.00 per share which expire May 1, 2005.

     Operating Leases. The Company leases all of its retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. Since the sale of its corporate building in July 2002, the Company’s corporate facility has been leased. The Company also has non-cancelable operating leases for certain equipment including copiers, postage machines, and computer equipment. At March 27, 2004, the Company was obligated for the following minimum annual rentals under non-cancelable operating leases:

Amounts
Fiscal Year	In Thousands
2004	$7,085
2005	6,249
2006	5,749
2007	4,965
2008	4,898
Thereafter.	9,611

$38,557

     Rent expense for the Mayor’s stores was approximately $9.2 million including $0.7 million of contingent rent for Fiscal 2003, $10.4 million including $0.3 million of contingent rent for Fiscal 2002, $2.0 million for Transition Period and $11.8 million including $1.0 million of contingent rent for Fiscal 2001.

     Employment Agreements. The Company has employment agreements with certain employees for varying terms through May 2005 which automatically renew for one-year terms. These agreements allow either party to terminate the employment relationship or resign at any time. Under certain conditions, if employment is terminated or resignation occurs, the agreements provide for severance compensation of varying amounts and restrict the employee from competing with the Company for varying terms after the employment term ends. These agreements also provide for severance and other benefits under certain conditions in the event of a change of control of the Company as defined in the agreements.

L. LEGAL PROCEEDINGS:

     The Company is involved in litigation arising from the normal course of business. The Company believes the facts and the law supports its position and those matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of such legal matters.

M. EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

     In June 1987, the Board of Directors approved an Employee Stock Purchase Plan (“ESPP”), which permits eligible employees, which do not include executives of the Company, to purchase common stock from the Company at 85% of its fair market value through regular payroll deductions. At the Fiscal 2002 Annual Stockholders Meeting, the stockholders of the Company approved 500,000 additional shares of Common Stock to be allocated to the ESPP.

     A total of 1,062,500 shares are reserved for issuance under the ESPP of which 521,889 shares have been issued as of March 27, 2004, including 0, 82,561 and 71,503 during Fiscal 2003, 2002 and 2001, respectively

Profit Sharing Plans

     In December 1992, the Board of Directors approved the Mayor’s Jewelers, Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a cash contribution of 25% of the employee’s pretax contribution, up to 4% of the employee’s compensation, in any calendar year. The employer match for Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 were $74,313, $77,402, $21,177 and $133,086, respectively.

Stock Option Plans

     As of March 27, 2004 the Company had 1,958,679 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

     Options granted to date generally become exercisable from six months to three years after the date of grant, provided that the individual is continuously employed by the Company, or in the case of directors, remains on the Board of Directors. All options generally expire no more than ten years after the date of grant.

     The following is a summary of the activity in the option plans during Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001:

	Fiscal 2003		Fiscal 2002		Transition Period		Fiscal 2001
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,358,470	$2.33	6,561,220	$3.47	6,918,437	$3.76	7,088,799	$4.01
Granted	170,000	0.70	2,650,000	0.28	305,000	0.95	967,000	2.78
Canceled	(496,673)	5.53	(2,852,750)	2.73	(662,217)	2.99	(910,048)	4.98
Exercised	—	—	—	—	—	—	(227,314)	2.50

Outstanding at end of year	6,031,797	$2.02	6,358,470	$2.33	6,561,220	$3.47	6,918,437	$3.76

     A summary of the status of the option plans as of March 27, 2004 is presented below:

		Options Outstanding		Options Exercisable
		Weighted
		Avg
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(In Years)	Price	Exercisable	Price
$0.23 — $1.00	3,025,000	8.5	$0.34	1,760,004	$0.35
$1.01 — $2.05	271,167	5.9	$1.42	203,660	$1.44
$2.06 — $2.08	85,000	1.6	$2.06	85,000	$2.06
$2.09 — $3.09	821,795	3.9	$2.50	821,795	$2.50
$3.10 — $4.64	1,113,169	3.5	$3.88	1,034,003	$3.89
$4.65 — $6.95	654,000	0.6	$5.20	654,000	$5.20
$6.96 — $14.10	61,666	8.2	$12.99	61,666	$12.99

$0.23 — $14.10	6,031,797	5.9	$2.02	4,620,128	$2.46

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

     The following methods and assumptions were used to estimate fair value:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short term nature.

•	The fair value of the Company’s long term debt approximates carrying value based on the quoted market prices for the same or similar issues.

O. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Thirteen Weeks Ended
	June 28,	Sep. 27,	Dec. 27,	Mar. 27,
	2003	2003	2003	2004
	(In thousands, except per share data)
Net Sales	$24,505	$23,834	$50,318	$26,830
Gross Profit	9,904	9,501	21,248	11,407
Net (loss) income from continuing operations	(3,789)	(4,400)	4,020	(2,788)
Basic (loss) earnings per common share from continuing operations	(0.21)	(0.24)	0.12	(0.08)
Diluted (loss) earnings per common share from continuing operations	(0.21)	(0.24)	0.04	(0.08)

	Fourteen	Thirteen	Thirteen	Twelve
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	Jul. 6,	Oct. 5,	Jan. 4,	Mar. 29,
	2002	2002	2003	2003
	(In thousands, except per share data)
Net Sales	$29,516	$26,230	$44,088	$18,557
Gross Profit	9,486	6,820	17,593	5,752
(Loss) income from continuing operations	(9,436)	(14,005)	2,855	(4,708)
Basic (loss) earnings per common share from continuing operations	(0.48)	(0.71)	0.13	(0.28)
Diluted (loss) earnings per common share from continuing operations	(0.48)	(0.71)	0.03	(0.37)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 6, 2003, the Audit Committee of the Board of Directors of Mayor’s dismissed Deloitte & Touche LLP (“Deloitte”) as its principal accountant. Mayor’s engaged KPMG LLP (“KPMG”) effective November 6, 2003. Mayor’s Board of Directors approved the recommendation by the Audit Committee to change accountants.

     In connection with the audits of Mayor’s financial statements for the fiscal years ended March 29, 2003 and February 2, 2002, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Deloitte’s satisfaction would have caused Deloitte to make reference in connection with its opinion to the subject matter of the disagreement. The audit report of Deloitte on the consolidated financial statements of Mayor’s and its subsidiaries as of and for the year ended March 29, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of Deloitte on the consolidated financial statements of Mayor’s and its subsidiaries as of and for the year ended February 2, 2002, contained an explanatory paragraph that the financial statements were prepared assuming Mayor’s continued as a going concern and a paragraph describing a change in accounting principles. During the fiscal years ended March 29, 2003 and February 2, 2002, and the subsequent interim period, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During the fiscal years ended March 29, 2003 and February 2, 2002, and the subsequent interim period prior to engaging KPMG, neither Mayor’s nor anyone on its behalf consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Mayor’s financial statements, and neither a written report nor oral advice was provided to Mayor’s by KPMG that was an important factor considered by Mayor’s in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the last day of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in reports we file or submit under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART III

ITEM 10 THROUGH 14

     Within 120 days after the close of Fiscal 2003, the Company intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors, the ratification of accountants and the approval of the 2004 Long-Term Incentive Plan. The information required in Items 10 through 14 are incorporated by reference to such statement pursuant to General Instruction G(3); provided, however, the Compensation Committee Report, Audit Committee Report, the Performance Graphs, and all other items of such statement that are not required to be incorporated, are not incorporated by reference into this Form 10-K or any other filing with the SEC by the Company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following is a list of the consolidated financial statements of Mayor’s Jewelers, Inc. and subsidiaries included in Item 8 of Part II.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

INDEPENDENT AUDITORS’ REPORT.

CONSOLIDATED BALANCE SHEETS — March 27, 2004 and March 29, 2003.

CONSOLIDATED STATEMENTS OF OPERATIONS — Years Ended March 27, 2004, March 29, 2003 and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Years Ended March 27, 2004, March 29, 2003 and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Years Ended March 27, 2004, March 29, 2003 and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     (b) Reports on Form 8-K.

     On January 9, 2004, the Company filed a Report on Form 8-K, reporting in Item 12 therein the issuance of a press release on January 5, 2004, reporting unaudited sales results for November and December holiday season.

     On February 4, 2004, the Company filed a Report on Form 8-K, reporting in Item 12 therein the issuance of a press release on February 3, 2004, reporting financial results for third fiscal quarter and thirty-nine weeks ended December 27, 2003 and consideration of paying dividend to Birks.

     On March 4, 2004, the Company filed a Report on Form 8-K, reporting in Item 12 therein the approval of a dividend payment to Birks and amendment to Revolving Credit, Tranche B Loan and Security Agreement on February 20, 2004.

SCHEDULE II

MAYOR’S JEWELERS, INC. VALUATION AND QUALIFYING ACCOUNTS
(Amounts shown in thousands)

		Charged to
	Beginning	Cost and		Ending
Description	Balance	Expenses	Deductions	Balance
Fiscal year ended February 2, 2002 Allowance for Doubtful Accounts	$1,403	$2,877 (1)	$2,793	$1,487
Allowance for Restructuring	—	8,574	—	8,574
Fiscal year ended March 29, 2003 Allowance for Doubtful Accounts	1,487	2,366 (1)	2,590	1,263
Allowance for Restructuring	8,574	—	8,574	—
Fiscal year ended March 27, 2004 Allowance for Doubtful Accounts	1,263	193	457	999

(1)	Net of recoveries

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYOR’S JEWELERS, INC.

Date: June 25, 2004

/s/ Thomas A. Andruskevich
Thomas A. Andruskevich,
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ THOMAS A. ANDRUSKEVICH Thomas A. Andruskevich	Chairman of the Board, President and Chief Executive Officer	June 25, 2004
/s/ JOHN D. BALL John D. Ball	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	June 25, 2004
/s/ LORENZO ROSSI DI MONTELERA Lorenzo Rossi Di Montelera	Director	June 25, 2004
/s/ FILIPPO RECAMI Filippo Recami	Director	June 25, 2004
/s/ EMILY BERLIN Emily Berlin	Director	June 25, 2004
/s/ ELIZABETH M. EVEILLARD Elizabeth M. Eveillard	Director	June 25, 2004
/s/ MASSIMO FERRAGAMO Massimo Ferragamo	Director	June 25, 2004
/s/ STEPHEN M. KNOPIK Stephen M. Knopik	Director	June 25, 2004
/s/ ANN SPECTOR LIEFF Ann Spector Lieff	Director	June 25, 2004
/s/ JUDITH R. MACDONALD Judith R. Macdonald	Director	June 25, 2004

Exhibit Index

Exhibit
No.	Description
2.1	Investment Agreement, dated July 30, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated July 22, 2002.

2.2	Amendment to Investment Agreement, dated as of August 20, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated August 16, 2002.

3.1	Certificate of Incorporation. Incorporated by reference from Mayor’s Form 8-K filed in July 2000.

3.2	Bylaws. Incorporated by reference from Mayor’s Form 10-K filed May 15, 1995.

4.1	See Exhibit 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of security holders of the Company.

4.2	Specimen Certificate. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

4.3	Rights Agreement dated November 21, 1996. Incorporated by reference from Mayor’s Form 8-K filed November 21, 1996.

4.4	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.5	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 30 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.6	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 35 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.7	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 40 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.8	Registration Rights Agreement, dated August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.9	Certificate of Designation of Series A-1 Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.1	Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

10.2	Mayor’s Jewelers, Inc. Employee Stock Purchase Plan, formerly known as Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Mayor’s Form S-8 filed April 8, 2004.

10.3	Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Mayor’s Definitive Proxy Statement filed in April 1993.

10.4	Current Form of Director and Officer Indemnification Agreement. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.5	Manufacturing and Sale Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002

10.6	Management Expense Reimbursement Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.7	Revolving Credit, Tranche B Loan and Security Agreement by and among Fleet Retail Finance Inc., GMAC Business Credit, LLC, Back Bay Capital Funding LLC and Mayor’s dated as of August 20, 2002. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.8	Voting and Standstill Agreement, dated as of April 26, 2001, among Mayor’s, Eliahu Ben-Samuel and Goldstein. Incorporated by reference from Mayor’s Form 8-K filed May 2, 2001.

Exhibit
No.	Description
10.9	Amended Employment Agreement, dated July 19, 2002, between Albert Rahm II and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.10	Amended Employment Agreement, dated July 19, 2002, between Aida Alvarez and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.11	Amended Employment Agreement, dated July 19, 2002, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.12	Employment Agreement, dated October 1, 2002, between Joseph Keifer III and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.13	Employment Agreement, dated October 29, 2002, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.14	Amended Employment Agreement, dated March 31, 2003, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.15	Preferability letter from Deloitte & Touche LLP regarding the change in inventory valuation methodology. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.16	Second Amendment to Revolving Credit Agreement, dated November 21, 2003. Incorporated by reference from Mayor’s Form 10-Q filed on February 10, 2004.

10.17	Exchange Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.18	Amended & Restated Registration Rights Agreement dated February 25, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.19	Amendment to Amended & Restated Registration Rights Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.20	Letter Agreement dated February 20, 2004 between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.21	Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of February 20, 2004, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.22	Opinion of Richards, Layton & Finger, P.A. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.23	Fairness Opinion of Capitalink, L.C. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.24	Management Consulting Services Agreement between Mayor’s and Regaluxe Investment SarL, dated April 22, 2004. Incorporated by reference from Mayor’s Form 8-K filed on April 29, 2004.

10.25	Amended Management Expense Reimbursement Agreement, dated June 15, 2004, between Mayor’s and Birks.

10.26	Amended Employement Agreements, dated June 24, 2004, between Thomas Andruskevich and Mayor’s.

16.1	Letter from Deloitte & Touche LLP. Incorporated by reference from Mayor’s Form 8-K/A filed on December 2, 2003.

21.1	Subsidiaries of Mayor’s.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by John D. Ball, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the report.