Form 10-Q
period 2004-06-26
MAYORS JEWELERS INC/DE
filed 2004-08-05
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number 1-9647

MAYOR’S JEWELERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2290953
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

36,961,307 SHARES OF COMMON STOCK ($.0001 PAR VALUE)
AS OF AUGUST 4, 2004

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2004

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	June 26,	March 27,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$891	$1,233
Accounts receivable (net of allowance for doubtful accounts of $1,019 and $999, at June 26, 2004 and March 27, 2004, respectively)	5,072	6,661
Inventories	79,068	80,825
Other current assets	625	1,194

Total current assets	85,656	89,913

Property, net	14,148	14,634
Other assets	538	668

Total non-current assets	14,686	15,302

Total assets	$100,342	$105,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,677	$13,833
Accrued expenses	7,441	9,457
Credit facility	35,438	33,005

Total current liabilities	53,556	56,295

Other long term liabilities	2,810	2,768
Term loan	12,668	12,668

Total long term liabilities	15,478	15,436

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized and issued at June 26, 2004 and March 27, 2004, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 issued at June 26, 2004 and March 27, 2004	5	5
Additional paid-in capital	206,249	206,114
Accumulated deficit	(145,546)	(143,235)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	31,308	33,484

Total liabilities and stockholders’ equity	$100,342	$105,215

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 26, 2004	June 28, 2003
Net sales	$29,138	$24,505
Cost of sales	16,985	14,601

Gross profit	12,153	9,904

Selling, general and administrative expenses	12,519	11,800
Depreciation and amortization	833	851

Total operating expenses	13,352	12,651

Operating loss	(1,199)	(2,747)
Interest and other income	3	60
Interest and other financial costs	(1,115)	(1,102)

Loss from operations before income taxes	(2,311)	(3,789)
Income tax	—	—

Net loss	(2,311)	(3,789)
Preferred stock cumulative dividend	—	(357)

Net loss attributable to common stockholders	$(2,311)	$(4,146)

Weighted average shares outstanding, basic and diluted	36,961,307	19,608,310

Loss per share, basic and diluted	$(0.06)	$(0.21)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(2,311)	$(3,789)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	833	851
Amortization of debt costs	125	74
Provision for doubtful accounts	106	26
Compensation expense for sale of stock	135	—
Gain on sale of fixed assets	(18)	—
Decrease (increase) in assets:
Accounts receivable	1,483	146
Inventories	1,757	(6,491)
Other assets	574	68
(Decrease) increase in liabilities:
Accounts payable	(3,156)	4,122
Accrued expenses and other long term liabilities	(1,974)	954

Net cash used in continuing operations	(2,446)	(4,039)
Net cash used in discontinued operations	—	(107)

Net cash used in operating activities	(2,446)	(4,146)

Cash flows from investing activities:
Proceeds from sales of fixed assets	18	78
Capital expenditures, net	(347)	(332)

Net cash used in investing activities	(329)	(254)

Cash flows from financing activities:
Borrowings under line of credit	32,749	31,199
Line of credit repayments	(30,316)	(26,786)

Net cash provided by financing activities	2,433	4,413

Net (decrease) increase in cash and cash equivalents.	(342)	13
Cash and cash equivalents at beginning of year	1,233	276

Cash and cash equivalents at end of year	$891	$289

Supplemental cash flow information:
Interest paid	$1,115	$1,128

Non-cash investing and financing activities:
Property acquired with debt	$231	$130

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A.	Nature of Business

     Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of June 26, 2004 and March 27, 2004, and for the thirteen week periods ended June 26, 2004 and June 28, 2003 have not been audited by certified public accountants, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen week periods ended June 26, 2004 and June 28, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 27, 2004.

     Mayor’s is primarily engaged in the sale of fine quality jewelry, timepieces and giftware. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

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

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based compensation cost has been recognized for such plans in the accompanying consolidated condensed statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” the following table estimates the pro-forma effect on net loss and loss per share had the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Thirteen Weeks	Thirteen Weeks
	Ended June 26, 2004	Ended June 28, 2003
Net loss attributable to common stockholders as reported	$(2,311)	$(4,146)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(142)	(345)

Pro-forma net loss	$(2,453)	$(4,491)

Loss per share
As reported basic and diluted:	$(0.06)	$(0.21)

Pro-forma basic and diluted:	$(0.07)	$(0.23)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen weeks ended June 26, 2004 and June 28, 2003: expected volatility of 93% and 93%, respectively, risk-free interest rate of 3.84% and 2.49%, respectively, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were no options granted during the thirteen weeks ended June 26, 2004 and June 28, 2003.

C.	Term Loan and Credit Facility

     As of June 26, 2004, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of June 26, 2004 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

     Based on this, after accounting for the foregoing borrowing restrictions, the Company had approximately $48.3 million of borrowing capacity under its facility and, after netting the outstanding borrowings of $35.4 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $12.3 million.

D.	Inventories

     Inventories are summarized as follows:

	(amounts shown in thousands)
	June 26, 2004		March 27, 2004
	Company	Held on	Company	Held on
	Owned	Consignment	Owned	Consignment
Raw materials	$1,266		$1,415
Finished goods	77,802	$12,568	79,410	$11,460

	$79,068	$12,568	$80,825	$11,460

E.	Related Party Transactions

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

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, there were 4,750,000 warrants that remained outstanding which were previously assigned to certain current and former members of management of Birks and its Board of Directors. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by Mayor’s which represents the difference between the market value of the stock and the selling price at the date of the sale. On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expenses in the Consolidated Condensed Statement of Operations for the thirteen weeks ended June 26, 2004.

     The Series A Convertible Preferred Stock (“Series A Preferred”) provided that the holders of the preferred stock were entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. During the thirteen weeks ended June 28,

2003, approximately $357,000 of dividends were cumulated and reflected in the Consolidated Condensed Statement of Operations for that period.

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. This exchange took place in order to effectuate the early payment of dividends already earned by Birks. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate.

     In connection with the exchange of preferred shares, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend for one year on the Series A-1 Preferred. Therefore, there are no cumulative dividends affecting net income attributable to common stockholders for the thirteen weeks ended June 26, 2004.

     Upon conversion of the preferred shares, Birks would own approximately 75.5% of the then outstanding common stock in Mayor’s.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Supply Chain Operations, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. As of July 2004, the VP-Retail began serving in a similar capacity for Birks as for Mayor’s and the Group VP-Category Management began assisting Birks in the category management of Birks’ branded watch business. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

     During the thirteen weeks ended June 26, 2004 and June 28, 2003, Mayor’s incurred approximately $8,000 and $14,000, respectively, of net costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during the thirteen weeks ended June 26, 2004 and June 28, 2003, Mayor’s purchased approximately $327,000 and $28,000, respectively, of merchandise from Birks pursuant to a Manufacturing & Sale Agreement. As of June 26, 2004, the Company owed Birks $352,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”), to become effective on May 1, 2004. Under the Agreement, Regaluxe is to provide advisory, management and corporate services to the Company. During the thirteen weeks ended June 26, 2004, the Company incurred costs of $125,000 related to such services.

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

F.	Legal Proceedings

     The Company is from time to time involved in litigation incident to the conduct of its business. In these pending matters, the Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

G.	Subsequent Events

     On July 29, 2004, Birks, the controlling stockholder of Mayor’s, notified the Board of Directors of Mayor’s that Birks was interested in combining the Mayor’s and Birks companies. The Board of Directors of Mayor’s has formed a special committee composed only of independent board members in order to consider the Birks proposal. Mayor’s and Birks have not discussed the material terms of the proposed transaction and there can be no assurance that any discussions between Birks and Mayor’s will result in the parties entering into a definitive agreement regarding any such corporate reorganization.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended March 27, 2004 and other reports filed with the Securities and Exchange Commission.

Overview

     Mayor’s currently operates 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition and consolidation both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brand business comprise a significant portion of the Company’s business, which management believes is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company is unable to obtain or sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results.

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

     The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of the Company’s earnings generated during the third fiscal quarter holiday selling season and, therefore, the results of its operations for the thirteen weeks ended June 26, 2004 and June 28, 2003 are not necessarily indicative of the results of the entire fiscal year.

Thirteen Weeks Ended June 26, 2004 compared to the Thirteen Weeks ended June 28, 2003

     The Company’s net sales for the thirteen weeks ended June 26, 2004 were $29.1 million compared to $24.5 million for the thirteen weeks ended June 28, 2003. The increase in revenues for the thirteen weeks ended June 26, 2004 is primarily due to the result of an effective mix of merchandising and increase of inventory unit offerings in stores, due in part to the improved financial position of the Company and enhanced marketing and customer events, as well as increased consumer confidence and spending compared to the same period last year. Comparable store sales (sales in stores open in both thirteen week periods), increased 18.5% over the similar thirteen week period in 2003.

     Gross profit was $12.2 million and 41.7% of sales for the thirteen weeks ended June 26, 2004 compared to $9.9 million and 40.4% of sales for the thirteen weeks ended June 28, 2003. The Company believes the increase in gross profit and gross margin (gross profit as a percentage of sales) is primarily due to the continued successful execution of merchandising strategies which began to be implemented last fiscal year.

     Selling, general and administrative expenses were $12.5 million or 43.0% of net sales for the thirteen weeks ended June 26, 2004 compared to $11.8 million or 48.2% of net sales for the thirteen weeks ended June 28, 2003. The increase in selling, general and administrative expenses for the thirteen weeks ended June 26, 2004 is primarily a result of the increase in variable costs related to the increase in sales and expanded marketing efforts. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb the fixed costs compared to the prior year fiscal quarter.

     Depreciation and amortization expenses were $0.8 million for the thirteen weeks ended June 26, 2004 compared to $0.9 million for the thirteen weeks ended June 28, 2003.

     Interest and other income was $3,000 for the thirteen weeks ended June 26, 2004 compared to $60,000 for the thirteen weeks ended June 28, 2003. Interest and other financial costs were $1.1 million for the thirteen weeks ended June 26, 2004 and June 28, 2003.

FINANCIAL CONDITION

Liquidity and Capital Resources

     As of June 26, 2004, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of June 26, 2004 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

     Based on this, after accounting for the foregoing borrowing restrictions, the Company had approximately $48.3 million of borrowing capacity under its working capital facility at June 26, 2004 and, after netting the outstanding borrowings of $35.4 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $12.3 million. The Company relies on its short term borrowings under the credit facility to finance its operations on a day to day basis. Substantially all of the assets of the Company have been pledged under the facility and term loan.

     During the thirteen weeks ended June 26, 2004, cash flows from continuing operating activities used $2.4 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the thirteen weeks ended June 26, 2004, the decrease in accounts payable and accrued expenses offset by the decrease in inventories and accounts receivable. During the thirteen weeks ended June 28, 2003, cash flows from continuing operating activities used $4.0 million in cash. Cash flows for discontinued operations used $0.1 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the thirteen weeks ended June 28, 2003, the increase in inventories, offset by the increase in accounts payable and accrued expenses.

     Net cash used in investing activities was $0.3 million during the thirteen weeks ended June 26, 2004 and June 28, 2003 primarily related to capital expenditures.

     Net cash provided by financing activities of $2.4 million and $4.4 million during the thirteen weeks ended June 26, 2004 and June 28, 2003, respectively, related to net borrowings under the credit facility.

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

Interest Rate Risks

     The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 1.25%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of June 26, 2004 would increase or decrease earnings per share by approximately $354,000 or $.01 per share.

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

     (a) Evaluation of Disclosure Controls and Procedures. As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in reports the Company files or submits under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by John D. Ball, Chief Financial Officer and Senior Vice President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     On April 29, 2004, the Company filed a Report on Form 8-K, reporting in Item 5 therein that the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, to become effective on May 1, 2004.

     On June 9, 2004, the Company filed a Report on Form 8-K, reporting in Item 12 therein the issuance of a press release on June 8, 2004, reporting financial results for the fourth fiscal quarter and fiscal year ended March 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)
By:	/s/ Thomas A. Andruskevich
Chairman of the Board, President and
Chief Executive Officer

Date: August 5, 2004