Form 10-Q/A
period 2003-12-27
MAYORS JEWELERS INC/DE
filed 2005-01-07
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

36,961,307 SHARES ($.0001 PAR VALUE)
AS OF FEBRUARY 6, 2004

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended December 27, 2003, originally filed with the Securities and Exchange Commission on February 10, 2004 (the “Original Filing”). This Amendment is being filed in order to reflect restatements of the following (unaudited) financial statements: consolidated statements of operations, stockholders’ equity, and cash flows for the thirteen and thirty-nine weeks ended December 27, 2003, and consolidated balance sheet as of December 27, 2003. The restatement reflects changes to the accounting treatment of certain warrants granted by the Company. This Amendment also reflect a restatement of the loss per share amounts as presented in the consolidated condensed statement of operations for the forty weeks ended January 4, 2003 due to changes to the accounting for the convertible preferred and common stock warrants issued by the Company. For a description of the restatements, see “Restatements” in Note B to the accompanying unaudited consolidated condensed financial statements in this Amendment. This Form 10-Q/A also amends Item 2 with respect to the related warrant non-cash compensation expense (credit) discussion.

     Except as described above, this Amendment continues to speak as of the date of the Original Filing.

MAYOR’S JEWELERS, INC.

FORM 10-Q/A

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

		Page No.
PART I: FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements — Unaudited
	Consolidated Condensed Balance Sheets as of December 27, 2003 (as Restated) and March 29, 2003 - Unaudited	3
	Consolidated Condensed Statements of Operations for the thirteen weeks ended December 27, 2003 (as Restated) and January 4, 2003 - Unaudited	4
	Consolidated Condensed Statements of Operations for the thirty-nine weeks ended December 27, 2003 (as Restated) and the forty weeks ended January 4, 2003 (as Restated)- Unaudited	5
	Consolidated Condensed Statements of Cash Flows for the thirty-nine weeks ended December 27, 2003 (as Restated) and the forty weeks ended January 4, 2003 - Unaudited	6
	Notes to Consolidated Condensed Financial Statements – Unaudited (as Restated)	7-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as Restated)	14-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19
Item 4.	Controls and Procedures	19
PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19-20
Signatures		21
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	December 27,	March 29,
	2003	2003
	(as Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$3,872	$1,058
Accounts receivable (net of allowance for doubtful accounts of $1,179 and $1,263, respectively)	8,985	5,777
Inventories	83,143	76,753
Other current assets	1,481	2,987

Total current assets	97,481	86,575

Property and equipment, net	14,154	15,872
Other assets	739	736

Total non-current assets	14,893	16,608

Total assets	$112,374	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,716	$13,798
Accrued expenses	10,649	7,434
Liabilities of discontinued operations	—	527
Credit facility	28,204	23,283

Total current liabilities	60,569	45,042

Term loan	10,668	12,668
Other long term liabilities	2,879	3,046

Total long term liabilities	13,547	15,714

Stockholders’ Equity:
Series A convertible preferred stock, $.0001 par value, 15,050 shares authorized, issued and outstanding; liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 and 29,592,264 shares issued, respectively	5	3
Additional paid-in capital	208,830	208,102
Accumulated deficit	(141,177)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	38,258	42,427

Total liabilities and stockholders’ equity	$112,374	$103,183

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated, see Note B)
Net sales	$50,318	$43,610
Cost of sales	29,070	26,011

Gross profit	21,248	17,599

Selling, general and administrative expenses	15,234	13,935
Non-cash compensation credit	(45)	—
Other charges	—	(1,057)
Depreciation and amortization	813	943

	16,002	13,821

Operating income	5,246	3,778
Interest and other income	2	—
Interest and other financial costs	(1,183)	(934)

Income before income taxes and discontinued operations	4,065	2,844
Income taxes	—	(54)

Income from continuing operations	4,065	2,898
Loss from discontinued operations	—	(43)

Net income	4,065	2,855
Preferred stock cumulative dividend	(357)	(357)

Net income attributable to common stockholders	$3,708	$2,498

Weighted average shares outstanding
Basic	29,333,616	19,571,548
Diluted	88,077,141	82,469,489
Income per share, basic:
Continuing operations	$0.13	$0.13
Discontinued operations	—	—

	$0.13	$0.13

Income per share, diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	—	—

	$0.04	$0.03

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated, see Note B)	(as Restated, see Note B)
Net sales	$98,657	$98,430
Cost of sales	58,003	64,375

Gross profit	40,654	34,055

Selling, general and administrative expenses	38,907	43,833
Non-cash compensation expense	730	—
Other charges	—	1,765
Depreciation and amortization	2,525	3,739

	42,162	49,337

Operating loss	(1,508)	(15,282)
Interest and other income	65	1,276
Interest and other financial costs	(3,456)	(5,872)

Loss before income taxes and discontinued operations	(4,899)	(19,878)
Income taxes	—	416

Loss from continuing operations	(4,899)	(20,294)
Loss from discontinued operations	—	(292)

Net loss	(4,899)	(20,586)
Preferred stock cumulative dividend	(1,072)	(4,273)

Net loss attributable to common stockholders	$(5,971)	$(24,859)

Weighted average shares outstanding, basic and diluted	22,850,079	19,555,914
Loss per share, basic and diluted:
Continuing operations	$(0.26)	$(1.25)
Discontinued operations	—	(0.02)

	$(0.26)	$(1.27)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated, see Note B)
Cash flows from operating activities:
Net loss	$(4,899)	$(20,586)
Deduct loss from discontinued operations	—	292

Loss from continuing operations	(4,899)	(20,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,525	3,739
Amortization of debt costs	297	393
Provision for doubtful accounts	244	2,279
Write-off of deferred financing costs	—	2,055
Non-cash compensation expense related to warrants	730	—
(Increase) decrease in assets:
Accounts receivable	(3,452)	2,733
Inventories	(6,390)	282
Other assets	1,488	1,458
Increase (decrease) in liabilities:
Accounts payable	7,918	9,538
Accrued expenses and other long term liabilities	3,047	1,943
Accrued restructuring	—	(6,932)

Net cash provided by (used in) continuing operations	1,508	(2,806)
Net cash used in discontinued operations	(527)	(292)

Net cash provided by (used in) operating activities	981	(3,098)

Cash flows from investing activities:
Capital expenditures	(842)	(1,365)
Proceeds from sale of fixed assets	35	4,601

Net cash (used in) provided by investing activities	(807)	3,236

Cash flows from financing activities:
Proceeds from issuance of preferred convertible stock and warrants, net	—	13,553
Proceeds from sale of private label credit card receivable, net	—	12,147
Proceeds from stock issuance from employee stock plans	—	13
Borrowings under term loan and line of credit	102,804	123,923
Term loan and line of credit repayments	(99,883)	(149,228)
Payment of commitment fee related to line of credit	(281)	(2,170)

Net cash provided by (used in) financing activities	2,640	(1,762)

Net increase (decrease) in cash and cash equivalents	2,814	(1,624)
Cash and cash equivalents at beginning of period	1,058	2,762

Cash and cash equivalents at end of period	$3,872	$1,138

Supplemental cash flow information:
Interest paid	$3,412	$5,872

Non-cash investing and financing activities:
Property acquired with debt	$130	$—

Common stock issued pursuant to cashless exercise of warrants	$2	$—

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

     Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of December 27, 2003 and March 29, 2003, and for the thirteen and thirty-nine week periods ended December 27, 2003 and thirteen and forty week periods ended January 4, 2003 have not been audited by a Registered Public Accounting Firm, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen and thirty-nine week periods ended December 27, 2003 and thirteen and forty week periods ended January 4, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 29, 2003. Certain reclassifications were made to the prior period’s consolidated condensed balance sheet.

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

B. Restatements

     The accompanying consolidated financial statements for the thirteen and thirty-nine weeks ended December 27, 2003 have been restated to properly account for the following:

•	As more fully discussed in Note I, Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, granted rights to receive warrants to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) for the thirteen and thirty-nine weeks ended December 27, 2003 related to these warrants was approximately ($45,000) and $730,000, respectively. Previous to this restatement, the Company had not properly identified the granting of these rights to receive warrants by Birks as a transaction effecting the Company’s consolidated financial statements and accordingly had not recognized compensation expense for these warrants.

•	The Company corrected the fair value of common stock warrants issued to approximately $3.8 million from $1.0 million and recognized a beneficial conversion feature for the Series A Preferred Stock as a result of the valuation of the warrants. The beneficial conversion resulted in a non-cash dividend to Birks at the time of the investment since the Series A Preferred Stock were convertible immediately. The dividend has a neutral effect on the Company’s Stockholders’ Equity, however it increases the net loss attributed to common stockholders for the forty weeks ended January 4, 2003.

•	The Company restated its proforma information to reflect the expense of the previously mentioned warrants as calculated using the fair value method as prescribed in SFAS No. 123. See Note D.

The following information presents the impact of the non-cash compensation expense (credit) discussed above on the Company’s financial information as originally reported as of and for the thirteen and thirty-nine weeks ended December 27, 2003:

	Thirteen Weeks Ended
	December 27, 2003
	(as Previously Reported)	(as Restated)
Non-cash compensation (credit)	—	(45)

Operating income	5,201	5,246
Interest and other income	2	2
Interest and other financial costs	(1,183)	(1,183)

Income before income taxes	4,020	4,065
Income taxes	—	—

Income from continuing operations	4,020	4,065
Income from discontinued operations	—	—

Net income	4,020	4,065
Preferred stock cumulative dividend	(357)	(357)

Net income attributable to common stockholders	$3,663	$3,708

Income per share, basic:
Continuing operations	$0.12	$0.13
Discontinued operations	0.00	0.00

	Thirteen Weeks Ended
	December 27, 2003
	(as Previously Reported)	(as Restated)
	$0.12	$0.13

Income per share, diluted:
Continuing operations	$0.04	$0.04
Discontinued operations	0.00	0.00

	$0.04	$0.04

	Thirty-nine Weeks Ended
	December 27, 2003
	(as Previously Reported)	(as Restated)
Non-cash compensation expense	—	730

Operating loss	(778)	(1,508)
Interest and other income	65	65
Interest and other financial costs	(3,456)	(3,456)

Loss before income taxes	(4,169)	(4,899)
Income taxes	—	—

Loss from continuing operations	(4,169)	(4,899)
Loss from discontinued operations	—	—

Net loss	(4,169)	(4,899)
Preferred stock cumulative dividend	(1,072)	(1,072)

Net loss attributable to common stockholders	$(5,241)	$(5,971)

Loss per share, basic and diluted:
Continuing operations	$(0.23)	$(0.26)
Discontinued operations	(0.00)	(0.00)

	$(0.23)	$(0.26)

	As of December 27, 2003
	(as Previously Reported)	(as Restated)
Additional paid-in capital	$208,100	$208,830
Accumulated deficit	(140,447)	(141,177)

     The following information presents the impact of the adjustments on the Company’s financial information as originally reported for the forty weeks ended January 4, 2003 as a result of the dividend created by the beneficial conversion discussed above:

	Forty Weeks Ended
	January 4, 2003
	(as Previously Reported)	(as Restated)
Net loss	$(20,586)	$(20,586)
Preferred stock cumulative dividend	(476)	(4,273)

Net loss attributable to common stockholders	$(21,062)	$(24,859)

Loss per share, basic and diluted:
Continuing operations	$(1.06)	$(1.25)
Discontinued operations	(0.02)	(0.02)

	$(1.08)	$(1.27)

C. Newly Issued Accounting Standards

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

D. Accounting for Stock-Based Compensation (as Restated, see Note B)

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated)	(as Restated)
	(In thousands, except per share amounts)
Continuing operations	$3,708	$2,541
Discontinued operations	—	(43)

Net income attributable to common stockholders as reported	3,708	2,498
Deduct non-cash compensation (credit) for warrants recorded pursuant to APB 25	(45)	—

Adjusted net income	3,663	2,498
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(372)	(496)

Proforma net income	$3,291	$2,002

Income per share
As reported basic:
Continuing operations	$0.13	$0.13

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated)	(as Restated)
	(In thousands, except per share amounts)
Discontinued operations	0.00	0.00

	$0.13	$0.13

Income per share
As reported diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	0.00	0.00

	$0.04	$0.03

Proforma basic:
Continuing operations	$0.11	$0.11
Discontinued operations	0.00	(0.01)

	$0.11	$0.10

Proforma diluted:
Continuing operations	$0.04	$0.03
Discontinued operations	0.00	(0.01)

	$0.04	$0.02

	Thirty-nine	Forty
	Weeks Ended	Weeks Ended
	December 27, 2003	January 4, 2003
	(as Restated)	(as Restated)
	(In thousands, except per share amounts)
Continuing operations	$(5,971)	$(24,567)
Discontinued operations	—	(292)

Net loss attributable to common stockholders as reported	(5,971)	(24,859)
Add back non-cash compensation expense for warrants recorded pursuant to APB 25	730	—

Adjusted net loss	(5,241)	(24,859)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,150)	(1,387)

Proforma net loss	$(6,391)	$(26,246)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.26)	$(1.25)
Discontinued operations	(0.00)	(0.02)

	$(0.26)	$(1.27)

Proforma basic and diluted:
Continuing operations	$(0.28)	$(1.32)
Discontinued operations	(0.00)	(0.02)

	$(0.28)	$(1.34)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen and thirty-nine weeks 4, 2003: expected volatility of 96% and 81%, respectively, risk-free interest rate o| 3.15% and 2.80%, respectively, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were 50,000 and 90,000 options granted during the thirteen and thirty-nine weeks ended December 27, 2003, respectively and 125,000 and 2,355,000 options granted during the thirteen and forty weeks ended January 4, 2003, respectively. The fair value of each warrant grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 49.2%, risk-free interest rate of 4.48%, expected lives of approximately twenty years and a dividend yield of zero. The weighted average fair values of warrants granted during Fiscal 2002 were $0.26.

E. Term Loan and Credit Facility

     As of December 27, 2003, the Company had a $58 million working capital credit facility with Fleet Retail Finance and GMAC and a $10.7 million junior secured term loan with Back Bay Capital. Both of the debt facilities have a maturity date of August 20, 2005 and are collateralized by substantially all of the Company’s assets.

Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of December 27, 2003 was 5.25% (prime plus 1.25%). The working capital facility currently contains certain financial covenants that limit capital expenditures. The interest rate for the credit facility was adjusted in November 2003 to reduce the rate from prime plus 1.5% to prime plus 1.25%, based on the excess borrowing capacity of the Company’s availability as allowed in the borrowing agreement. The junior secured term loan currently bears an effective interest rate of 14% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties. On November 21, 2003, the junior secured term loan with Back Bay Capital was amended to include the reduction of the effective interest rate from 18.25% to 14% and allowed a prepayment of principal of $2 million. The current terms of the banking facilities may be amended pending the proposed dividend payment discussed in Note I herein.

     As of December 27, 2003, after accounting for the foregoing borrowing restrictions, the Company had approximately $62.5 million of borrowing capacity under its facility and term loan and, after netting the outstanding borrowings of $38.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $23.0 million.

F. Discontinued Operations

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

G. Other Charges

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

H. Inventories

     Inventories are summarized as follows:

	(amounts shown in thousands)
	December 27,	March 29,
	2003	2003
Raw materials	$2,018	$1,138
Finished goods	81,125	75,615

	$83,143	$76,753

In addition, the Company held inventory on consignment at December 27, 2003 and March 29, 2003 with a cost of approximately $13,331,000 and $6,172,000, respectively.

I. Related Party Transactions (as Restated, see Note B)

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which has been netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was originally convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Convertible Preferred Stock to common stock is subject to certain anti-dilution provisions which increased the number of common shares that Birks would receive if the preferred shares were fully converted to

51,401,065 as of December 27, 2003. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share, 12,424,595 shares of common stock at $0.40 per share. The warrants also contain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. Upon conversion of the preferred shares, Birks will own approximately 77.8% of the outstanding capital stock in Mayor’s.

     Of the proceeds raised of $15.05 million, a fair value of $3.8 million has been allocated to the warrants, with the residual of $11.25 million attributed to the Series A Preferred. The value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.8 million beneficial conversion feature for the Series A Preferred, as a result of the valuation above, and results in a non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividend has a neutral effect on the Company’s total stockholders’ equity, however it increases the net loss attributed to common stockholders for the forty weeks ended January 4, 2003.

     On November 1, 2002 and March 14, 2003 Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the granted warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) which is calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) expense for the thirteen and thirty-nine weeks ended December 27, 2003 related to these warrants was approximately ($45,000) and $730,000, respectively. As of December 27, 2003, the number of warrants increased to 4,767,767, of which 3,852,618 were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions in the warrants agreements.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants, on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Following the exercise of the warrants, Birks had 287,965, 305,732 and 305,732 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions through December 27, 2003.

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

     As part of Birks investment in 2002, the Company entered into a Manufacturing & Sale Agreement and a Management Expense Reimbursement Agreement with Birks effective August 20, 2002. The Manufacturing & Sale Agreement allows for the purchase of merchandise from Birks at market prices in accordance with a purchase plan, which is pre-approved by the Corporate Governance Committee of the Board of Directors of the Company. The Management Expense Reimbursement Agreement allows for the Company to acquire certain management services from Birks, at its cost, in accordance with a project schedule, which is pre-approved by the Corporate Governance Committee of the Board of Directors. The terms of these agreements are one year and automatically renew. The Company can sell merchandise and provide management services to Birks under terms similar to those in the agreements.

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

     The Company’s Certificate of Designation (the “Certificate”) for the Series A Preferred provides that the holders of the preferred stock shall be entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate calls for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, are to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. As of December 27, 2003 there was $1.9 million of dividends accumulated (of which $357,000 and $1,072,000 is for the thirteen and thirty-nine weeks ended December 27, 2003, respectively); however, no dividends have been declared by the Board of Directors. The declaration of any current or future dividends is subject to certain provisions of the Company’s banking facility. The Certificate further provides that the Series A Convertible Preferred Stock has a liquidation value of $1,000 per share.

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

J. Legal Proceedings

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
(as Restated, See Explanatory Note on page 1)

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

     Non-cash compensation (credit) expense was ($45,000) and $730,000 for the thirteen and thirty-nine weeks ended December 27, 2003, respectively. Non-cash compensation (credit) expense resulted from the increase and decrease, respectively, in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company.

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

     In January 2004, Birks, the controlling stockholder of Mayor’s, asked the Company to consider paying in February 2004, the cumulative dividends earned by Birks on the Series A Convertible Preferred Stock, which approximate $2.1 million as of February 10, 2004. These dividends are on the 15,050 shares of the Company’s Series A Convertible Preferred Stock issued to Birks as part of its investment in 2002 and were originally anticipated to be paid in January 2005 (see Note I to the Unaudited Condensed Consolidated Financial Statements). As an inducement to pay the dividends early, Birks has proposed that it absorb certain incremental costs related to the early dividend payment, including, payment of the lender commitment fees and a reduction in the amount of future dividend payments to Birks by the amount of interest incurred by the Company as a result of any amounts the Company will have to borrow to fund the payment. In addition, Birks has proposed that the dividend rate on the Series A Convertible Preferred Stock be lowered for all future dividend payments from $95 per share to $80 per share per annum, resulting in a savings in cumulative dividends of approximately $225,750 annually. The payment of dividends would not affect the statement of operations or earnings (loss) per share as it would be recorded directly as a reduction of stockholders’ equity. The earnings (loss) per share amounts attributable to common stockholders are adjusted for the dividends as they are earned rather than when declared or paid.

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

     Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note I to the Unaudited Consolidated Condensed Financial Statements). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in a number of ways such as the integration of efforts in the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen supplier relationships and improve terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it could potentially negatively impact each company for a period of time.

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

     (b) Changes in Internal Controls. On November 9, 2004 and December 1, 2004, the Company released its preliminary conclusions regarding an expected restatement of its financial statements for the fiscal quarters ended November 2, 2002, September 27, 2003, December 27, 2003, and June 26, 2004, the fiscal years ended March 29, 2003 and March 27, 2004, and the selected quarterly financial data for the fiscal quarter ended March 27, 2004.

     During the financial reporting process associated with the Company’s third quarter of fiscal 2004 financial results, the Company determined that certain errors had occurred in the Company’s accounting treatment of certain warrants that were issued by the Company to Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, in connection with Birks’ August 20, 2002 equity investment of $15.05 million in the Company, and later assigned in part to certain individuals affiliated with Birks, and the Company also determined that it should reconsider certain conclusions regarding the allocation of the fair value of the equity investment between the Series A Convertible Preferred Stock (the “Preferred Stock”) and the warrants issued to Birks in connection with the transaction.

     The Company has determined that as a result of the assignment of the warrants to those recipients, the Company should have reflected a non-cash compensation adjustment relating to the increase or decrease in the intrinsic value of the warrants that could be attributed to the services provided by the recipients to the Company based on the vesting schedule of the warrants. The increase or decrease in value of these warrants is required to be reflected in the Company’s financial statements as calculated at the end of each reporting period. The Company also concluded that a fair value of approximately $3.8 million should have been allocated to the warrants rather than the original allocation of approximately $1 million, and the Company recognized a beneficial conversion feature for the Preferred Stock as a result of the valuation of the warrants. After becoming aware of the accounting issues, the Audit Committee of the Board of Directors initiated a review with the assistance of independent legal counsel of the circumstances surrounding the assignment of the warrants.

     The Company’s senior management team (“Management”) conducted a thorough review of the accounting treatment of the warrants and the allocation of the fair value of the equity investment by Birks. As a result of this review, the Audit Committee has recommended to Management that the following corrective actions be taken:

•	Establish a formal review procedure for all contracts, legal agreements and significant transactions;

•	Establish a procedure to confirm that all of the appropriate documents and information have been properly considered in connection with the preparation, completeness and accuracy of the Company’s consolidated financial statements;

•	Develop a procedure through which an appropriate person in the Company’s Accounting and Reporting Division is apprised on a timely basis of all significant capital transactions, compensation transactions, and significant related party transactions, of the Company and Birks, so that they can make decisions and determinations regarding the accounting and disclosure requirements for the Company, if any, that surround such transactions; and

•	Require that an appropriate person in the Company’s Accounting and Reporting Division issue a formal report each quarter to the Company’s Audit Committee on the accounting and reporting matters surrounding all major transactions or legal agreements that the Company entered into since the previous Audit Committee meeting.

     Additionally, as previously announced, on December 16, 2004, the Board of Directors of the Company appointed Lawrence R. Litowitz to serve as Interim Chief Financial Officer and the Principal Accounting Officer of the Company, and reassigned the current officer performing such duties. The appointment of Mr. Litowitz is considered interim until a permanent Chief Financial Officer is selected.

     The Company is also undertaking a thorough review of its internal controls as a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company’s management to report on, and the auditors to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting. Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third fiscal 2004 quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

3.3	Second Amendment to Revolving Credit, Tranche B Loan and Security Agreement dated November 21, 2003. Incorporated by reference from Exhibit 3.3 of Mayor’s Form 10-Q filed on February 2, 2004.

31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: January 7, 2005