Form 10-K/A
period 2004-03-27
MAYORS JEWELERS INC/DE
filed 2005-01-07
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

14051 N.W. 14th Street, Suite 200
Sunrise, Florida 33323
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 846-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered

Common Stock, $.0001 par value	American Stock Exchange
Rights to Purchase Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐ No ☑

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

Explanatory Note

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004, originally filed with the Securities and Exchange Commission on June 25, 2004 (the “Original Filing”). This Amendment is being filed in order to reflect restatements of the following (audited) financial statements: consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 27, 2004, and consolidated balance sheet as of March 27, 2004. On November 9, 2004, we announced that we would likely restate our consolidated financial statements for the year ended March 27, 2004 and for the quarters ended September 27, 2003, December 27, 2003 and June 26, 2004 in connection with our previously announced review and analysis of the accounting treatment of certain warrants issued by the Company. This Amendment also reflects a restatement of the loss per share amounts as presented in the consolidated statement of operations and certain items included in the consolidated statement of stockholders’ equity for the year ended March 29, 2003 due to changes to the accounting for the convertible preferred stock and common stock warrants issued by the Company. For a description of the restatements, see “Restatements” in Note B to the accompanying audited consolidated financial statements. This Form 10-K/A also amends Items 1, 6, 7 and 9A (as noted) and Notes C(17), J, K and P to the accompanying audited consolidated financial statements.

     Except as described above, this Amendment continues to speak as of the date of the Original Filing.

MAYOR’S JEWELERS, INC.

		Page No.
PART I
Item 1	Business (as Restated)	3
Item 2	Properties	10-11
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data (as Restated)	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as Restated)	14
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8	Financial Statements and Supplementary Data (as Restated)	24
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A	Controls and Procedures	44
PART III
Item 10	Directors and Executive Officers of the Registrant	44
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13	Certain Relationships and Related Transactions	44
Item 14	Principal Accountant Fees and Services	44
PART IV
Item 15	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	44
Subsidiaries of Mayor's Jewelers
Consent of KPMG LLP
Consent of Deloitte & Touche LLP
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

     Mayor’s distinguishes itself from most of its competitors by offering a larger selection of distinctive higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training of its sales force. Mayor’s designs, develops, manufactures and procures distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor’s to sell distinctive high quality merchandise often not available from other jewelers in its markets. Management believes it has one of the best-trained staff of sales professionals in the industry as a result of Mayor’s emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

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

     All of Mayor’s jewelry products are constructed of 18-karat gold, platinum, or sterling silver with significant emphasis on quality craftsmanship and unique design. Mayor’s carries a large selection of brand name watches, including watches made by Rolex, Cartier, Patek Philippe, Baume & Mercier, Omega, Charriol, Tag Heuer, Breitling, Locman, Corum, Rado, Chopard, Jaeger Le Coultre and Raymond Weil. Mayor’s designer jewelry offerings includes jewelry made by David Yurman, Aaron Basha, Charriol, Roberto Coin and DiModolo and a variety of high quality giftware, including writing instruments and giftware made by Correia, Mont Blanc and Cristalleries Royales de Champagne.

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

Other Products

     In Fiscal 2003, Mayor’s purchased jewelry and giftware for sale in Mayor’s stores from over 200 suppliers. Mayor’s has exclusive sales rights in Florida and Georgia to a line of crystal products from Cristalleries Royales de Champagne, a company controlled by an affiliate of the majority owners of Birks. Many of these suppliers have long-standing relationships with Mayor’s.

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

Financial Information

     Mayor’s business is not divided into operating segments and Mayor’s does not have any significant revenues derived from operations outside of the United States or any significant assets located outside the United States. For detailed financial information relating to Mayor’s financial condition and operations, please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes beginning on page 24 of this Annual Report on Form 10-K.

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

Trademarks

     The designations Mayors and the Mayor’s logo are the principal trademarks of the Company. The Company maintains a program to protect its trademarks and will institute legal action where necessary to prevent others either from registering or using marks, which are considered to create a likelihood of confusion with the Company.

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

Related Party Transactions (as Restated)

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million, which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was initially convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred to common stock is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. The preferred stock and warrants were issued by the

Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above-described securities issued to Birks.

     Of the proceeds raised of $15.05 million, a fair value of $3.8 million has been allocated to the warrants, with the residual of $11.25 million attributed to the Series A Preferred. The value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.8 million beneficial conversion feature for the Series A Preferred, as a result of the valuation above, and results in a non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividend has a neutral effect on the Company’s total stockholders’ equity; however it increases the net loss attributed to common stockholders for the year ended March 29, 2003.

     On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation expense for the year ended March 27, 2004 related to these warrants was approximately $867,000. As of March 27, 2004, the number of warrants increased to 4,771,572, of which 4,159,606 were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of March 27, 2004.

     On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in non-cash compensation expense in the Fiscal 2003 Consolidated Statement of Operations.

     The Company’s Certificate of Designation (the “Certificate”) for the Series A Preferred provided that the holders of the preferred stock were entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate called for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, were to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. The Certificate further provided that the Series A Preferred had a liquidation value of $1,000 per share.

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

     In January 2004, Birks asked the Company to consider paying an early payment of the cumulative dividends earned by Birks on the Series A Preferred, which approximated $2,185,755 through February 28, 2004. Also, in January 2004, the Company formed a committee of independent directors of its Board (the “Committee”) to evaluate Birks’ request. The Committee retained an investment-banking firm, Capitalink, L.C. (“Capitalink”) to perform certain analyses of the structure of the proposed transaction.

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

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of March 27, 2004, the Series A-1 Preferred were convertible into 51,442,085 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. Upon conversion of the preferred shares, Birks would own approximately 76.7% of the then outstanding common stock in Mayor’s.

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

     In Fiscal 2003 and Fiscal 2002, Mayor’s incurred approximately $82,000 and $234,000, respectively, of net costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Included in selling, general and administrative expenses in Fiscal 2002 is $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 27, 2004, the Company owed Birks $262,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during Fiscal 2003 and Fiscal 2002, respectively.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”), to become effective on May 1, 2004. Under the Agreement, Regaluxe is to provide advisory, management and corporate services to the Company for approximately $125,000 for the two-month period ending June 30, 2004, and $125,000 for each fiscal quarter thereafter up to and including the quarter ending March 31, 2005, plus out of pocket expenses. The initial term of the Agreement begins on May 1, 2004 and ends on March 31, 2005. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

     Regaluxe is the controlling shareholder of Henry Birks & Sons Holdings Inc., which is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe, and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

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

	Total
Operating Stores	Square Feet	Expiration	Location
Altamonte Mall	5782	Jan-2011	Altamonte Springs, FL
Aventura Mall	3447	Jan-2009	N. Miami Beach, FL
Bell Tower	4578	Jan-2012	Fort Myers, FL
Boca Town Center	5878	Jan-2007	Boca Raton, FL
Brandon Town Center	4110	Jun-2005	Brandon, FL
Broward Mall	2236	Dec-2004	Plantation, FL
Buckhead Store	10000	Apr-2009	Atlanta, GA
Citrus Park Town Center	3953	Jan-2010	Tampa, FL
City Place at West Palm Beach	6113	Jan-2011	West Palm Beach, FL
Dadeland Mall	5700	Jan-2007	Miami, FL
The Falls	1643	Jan-2009	Miami, FL
Florida Mall	5070	Jan-2010	Orlando, FL
The Galleria at Fort Lauderdale	3682	Jan-2005	Ft. Lauderdale, FL
International Plaza	5583	Jan-2012	Tampa, FL
Lenox Square Mall	4587	Dec-2004	Atlanta, GA
Lincoln Road	4250	May-2009	Miami Beach, FL
Mall of Georgia	3486	Jan-2010	Buford, GA
Mall at Millenia	4532	Jan-2013	Orlando, FL
Mall at Wellington Green	4001	Jan-2012	Wellington, FL
Miami International Mall	3226	Jan-2006	Miami, FL
North Point Mall	4752	Jan-2012	Alpharetta, GA
Perimeter Mall	5157	Jan-2009	Atlanta, GA
PGA Commons*	5197	Apr-2014	Palm Beach Gardens, FL
Seminole Towne Center	3461	Jan-2006	Sanford, FL
The Shops at Sunset Place	2051	Jan-2010	South Miami, FL
Southgate Plaza	4605	Mar-2010	Sarasota, FL
Treasure Coast Square	2506	Jan-2005	Jensen Beach, FL
Village of Merrick Park	4894	Jan-2013	Coral Gables, FL

Mayor’s is actively negotiating with landlords on all leases with an expiration date either in 2004 or 2005.

*	This store opened on April 2, 2004 and was a relocation to a freestanding store format from the previous location within The Gardens of the Palm Beaches mall.

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

	High	Low
Year Ended March 27, 2004
Thirteen Weeks Ended June 28, 2003	$0.35	$0.18
Thirteen Weeks Ended September 27, 2003	0.98	0.21
Thirteen Weeks Ended December 27, 2003	0.85	0.60
Thirteen Weeks Ended March 27, 2004	0.95	0.66
Year Ended March 29, 2003
Thirteen Weeks Ended July 6, 2002	$1.42	$0.13
Thirteen Weeks Ended October 5, 2002	0.50	0.20
Thirteen Weeks Ended January 4, 2003	0.40	0.28
Thirteen Weeks Ended March 29, 2003	0.31	0.21

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

ITEM 6. SELECTED FINANCIAL DATA (As Restated)

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K/A and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fifty-Two	Fifty-Two	Transition	Fifty-Two	Fifty-Three	Fifty-Two
	Weeks	Weeks	Period	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	Mar. 27,	Mar 29,	Mar 30,	Feb. 2,	Feb. 3,	Jan. 29,
	2004	2003	2002(1)	2002	2001	2000
	(as Restated)(4)	(as Restated)(4)
		(Amounts shown in thousands except per share data)
INCOME STATEMENT DATA:
Net sales	$125,487	$118,391	$17,856	$160,727	$179,557	$157,629
Cost of sales	73,427	78,740	11,966	101,179	101,544	95,155

Gross profit	52,060	39,651	5,890	59,548	78,013	62,474
Selling, general and administrative expenses	51,216	53,719	9,287	76,206	69,381	63,228
Non-cash compensation expense	1,067	—	—	—	—	—
Restructuring, asset impairments and other charges (3)	—	2,887	305	28,214	—	—
Depreciation and amortization	3,358	4,177	1,102	9,564	7,942	7,648
Goodwill impairment writedown	—	(615)	—	22,265	—	—

Operating (loss) income	(3,581)	(20,517)	(4,804)	(76,701)	690	(8,402)
Interest and other income	184	1,433	41	174	213	90
Interest and other financial costs	(4,427)	(6,757)	(538)	(3,788)	(3,450)	(2,619)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(7,824)	(25,841)	(5,301)	(80,315)	(2,547)	(10,931)
Income tax (benefit) provision	—	(547)	—	3,431	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	(2,173)

Loss from continuing operations	(7,824)	(25,294)	(5,301)	(83,746)	(2,547)	(13,104)
(Loss) income from discontinued operations (2)	—	(1,604)	(56)	(112)	13,544	8,019

Net (loss) income	(7,824)	(26,898)	(5,357)	(83,858)	10,997	(5,085)
Preferred stock cumulative dividend	(1,316)	(872)	—	—	—	—
Preferred stock beneficial conversion, treated as a dividend	—	(3,797)	—	—	—	—

Net (loss) income attributable to common stockholders	$(9,140)	$(31,567)	$(5,357)	$(83,858)	$10,997	$(5,085)

Net (loss) income per common share, basic and diluted Continuing operations before cumulative effect of a change in accounting principle	$(0.35)	$(1.53)	$(0.27)	$(4.31)	$(0.13)	$(0.43)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(0.09)
Discontinued operations	0.00	(0.08)	(0.00)	(0.01)	0.69	0.32

	$(0.35)	$(1.61)	$(0.27)	$(4.32)	$0.56	$(0.20)

	As of	As of	As of	As of	As of
	Mar. 27,	Mar. 29,	Feb. 2,	Feb. 3,	Jan. 29,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA (AT PERIOD END):
Working capital	$33,618	$41,533	$37,926	$124,672	$65,118
Total assets	105,215	103,183	144,589	224,052	220,463
Credit facility, less amounts classified as current	—	—	—	44,390	24,424
Stockholders’ equity	33,484	42,427	61,107	144,259	136,555

(1)	The Transition Period presented is from February 3, 2002 through March 30, 2002 and is presented as a result of the Company’s change in fiscal year from the Saturday closest to January 31 to the Saturday closest to March 31 as reported on Form 8-K which was filed with the SEC on January 29, 2003. On July 29, 2003, the Company filed a Form 8-K with the SEC to change its fiscal year end from the Saturday closest to March 31, to the last Saturday in March, effective July 22, 2003.

(2)	The (loss) income from discontinued operations for the fifty-two week periods ended March 29, 2003 and February 2, 2002, fifty-three week period ended February 3, 2001 and the Transition Period include the discontinued operations of the store at Tysons Galleria in McLean, Virginia which was closed in March 2003. The (loss) income from discontinued operations for the fifty-three week period ended February 3, 2001 and the fifty-two week period ended January 29, 2000 include the operations of the Sam’s Division jewelry counters operated within Sam’s Wholesale stores prior to the expiration of the agreement.

(3)	Other charges for the fifty-two weeks ended March 29, 2003 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan, reserves related to sales tax liabilities, severance costs related to the departure of the former Chief Executive Officer and charges related to the sale of certain of the Company’s accounts receivable, net of a reversal to income of reserves related to the exit of leases for closed stores.

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

(4)	See Explanatory Note on page 1.

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

     The following table sets forth, for the periods indicated, the amount and the percentage of net sales for certain items in the Company’s Consolidated Statements of Operations, as it relates to continuing operations, and other information:

	Year Ended		Year Ended		Year Ended
	Mar. 27, 2004		Mar. 29, 2003		Feb. 2, 2002
	(as Restated, see Explanatory Note, page 1)
Net sales	$125,487	100.0%	$118,391	100.0%	$160,727	100.0%
Cost of sales	73,427	58.5	78,740	66.5	101,179	62.9

Gross Profit	52,060	41.5	39,651	33.5	59,548	37.1
Selling, general and administrative expenses	51,216	40.8	53,719	45.4	76,206	47.4
Non-cash compensation expense	1,067	0.8	—	—	—	—
Restructuring, asset impairments and other charges	—	—	2,887	2.4	28,214	17.5
Depreciation and amortization	3,358	2.7	4,177	3.5	9,564	5.9
Goodwill impairment writedown	—	—	(615)	(.5)	22,265	13.6

Operating loss	(3,581)	(2.8)	(20,517)	(17.3)	(76,701)	(47.7)
Interest and other income	184	0.1	1,433	1.2	174	0.1
Interest and other financial costs	(4,427)	(3.5)	(6,757)	(5.7)	(3,788)	(2.4)

Loss from continuing operations before income taxes	(7,824)	(6.2)	(25,841)	(21.8)	(80,315)	(50.0)
Income tax (benefit) provision	—	—	(547)	(.4)	3,431	2.1

Loss from continuing operations	(7,824)	(6.2)	(25,294)	(21.4)	(83,746)	(52.1)
Loss from discontinued operations	—	—	(1,604)	(1.3)	(112)	(0.1)

Net loss	$(7,824)	(6.2)%	$(26,898)	(22.7)%	$(83,858)	(52.2)%

Number of stores at year-end		27		28		41

Results of Operations

Sales

     The Company’s net sales for Fiscal 2003 were $125.5 million compared to $118.4 million and $160.7 million for Fiscal 2002 and Fiscal 2001, respectively. Comparable store net sales for Fiscal 2003, which includes stores that were open in the same periods in both the current and prior year, increased 15.6% compared to Fiscal 2002 due to a 23.5% increase in average transaction dollars despite the decrease in number of transactions. The increase in net sales for Fiscal 2003 compared to Fiscal 2002 was primarily the result of an effective mix of merchandising and increase of inventory unit offerings in stores, due in part to the improved financial position of the Company and enhanced marketing and customer events, despite the operation of less stores compared to Fiscal 2002. In addition, the improvement in the U.S. economy is credited with increased consumer confidence and spending during the latter part of Fiscal 2003. Comparable store net sales for Fiscal 2002 decreased 20.8% compared to Fiscal 2001. The decrease in net sales for Fiscal 2002 compared to Fiscal 2001 is primarily due to lack of funds to finance merchandising and effective marketing because of the Company’s significant reduction in available capital, the continued slowdown of the economy, the impact of decreased tourism and the fifteen store closures during Fiscal 2002 (thirteen stores identified as part of the Restructuring Plan and two other underperforming stores identified in Fiscal 2002, one of which is accounted for as a discontinued operation in accordance with accounting rules). Sales from these closed stores were $13.7 million in Fiscal 2002 versus $23.7 million in Fiscal 2001. In addition, certain suppliers withholding shipments, principally Rolex, due to concerns regarding the Company’s liquidity, negatively affected sales in the first half of Fiscal 2002. Subsequent to the equity investment on August 20, 2002 by Birks, these suppliers resumed normal shipments and the Company’s relationship with these suppliers greatly improved.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $51.2 million for Fiscal 2003 compared to $53.7 million and $76.2 million for Fiscal 2002 and Fiscal 2001, respectively. The decrease in selling, general and administrative expenses for the Fiscal 2003 is primarily a result of the reduction of controllable expenses as well as costs incurred in Fiscal 2002 related to the stores closed as part of the Restructuring Plan not incurred in Fiscal 2003, offset by an increase in variable expenses related to the increase in sales in Fiscal 2003 versus Fiscal 2002. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb fixed costs as compared to Fiscal 2002 along with cost reductions. The decrease in selling, general and administrative expenses in Fiscal 2002 compared to Fiscal 2001 is primarily a result of the closing of 15 stores (13 stores closed as part of the Restructuring Plan as well as two additional stores closed which were not identified in the Restructuring Plan, one of which is classified as a discontinued operation in accordance with accounting rules) as well as decreased advertising and marketing expenses due to capital constraints during the year and operating in fewer geographical markets due to the closing of stores outside the core Florida and Georgia marketplace.

Non-cash Compensation Expense (as Restated)

     Non-cash compensation expense was $1.067 million for Fiscal 2003. Non-cash compensation expense resulted from 1) the increase in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company in the amount of approximately $867,000 and; 2) $200,000 related to the sale of the Company’s stock owned by Birks in a private placement sale to the spouse of one of the Company’s Directors at less than market value.

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

     Other charges recorded in Fiscal 2002 consist of charges primarily for professional fees related to the execution of the Restructuring Plan of approximately $1.9 million, reserves related to sales tax liabilities of approximately $1.9 million, severance costs related to the departure of the former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2001 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

     Restructuring, Asset Impairments and Other Charges for Fiscal 2001 were $28.2 million, which primarily related to the Restructuring Plan. This includes consulting fees related to a strategic cost reduction project, non-recurring legal fees associated with stockholder related matters, a write-down of the corporate headquarters building which the Company placed on the market for sale, the write-down of the fixed assets for the stores that were included in the Restructuring Plan, and a reserve for early termination of the leases for the stores that were included in the Restructuring Plan.

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

     Based on this, after accounting for the foregoing borrowing restrictions, the Company had approximately $49.9 million of borrowing capacity under its working capital facility and term loan at March 27, 2004 and, after netting the outstanding borrowings of $33.0 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $16.3 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis. Substantially all of the assets of the Company have been pledged under the facility and term loan.

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

     On February 20, 2004, the Company’s Board of Directors approved a payment of the cumulative dividends earned by Birks, the controlling stockholder of the Company, on its Company Series A-1 Convertible Preferred Stock, which approximated $2,185,755 (see Item 1, Related Party Transactions or Note K to the Consolidated Financial Statements in Item 8 herein).

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

     Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note K to the Consolidated Financial Statements in Item 8 herein). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

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

     The Company’s accounting policies are more fully discussed in Note C to the consolidated financial statements contained in Item 8 herein. The Company has identified certain critical accounting policies as noted below.

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

A single stockholder controls the Company (as Restated).

Birks, in connection with its investment in the Company, was issued 15,050 shares of Series A Convertible Preferred Stock, which were exchanged for Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”). Upon conversion of all of the shares of Series A-1 Preferred into Common Stock Birks would own approximately a 76.7% of the Company. Birks is entitled to vote all of its shares of Series A-1 Preferred on an as converted basis along with the 16,352,997 shares of Common Stock it owns. Additionally, Birks, as the sole owner of such Series A-1 Preferred, has the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election on an as converted basis. Currently, Birks has the right to elect seven of the nine members of the Board of Directors. Birks was also issued, in connection with its investment in the Company, warrants to acquire additional shares of Common Stock, a portion of which were exercised on a cashless basis on November 6, 2003, resulting in the issuance of 17,352,997 shares of Common Stock. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions contained in the warrants as of March 27, 2004. Subsequently, on March 22, 2004, Birks sold 1,000,000 of these shares in a private placement sale. Accordingly, Birks can control the outcome of certain stockholder votes, including votes concerning the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one entity may have the effect of delaying or preventing a change in the management or voting control of the Company.

The Company’s operations could be adversely affected if its relationship with Birks was to cease.

Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note K to the Consolidated Financial Statements in Item 8 herein). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing and Sale Agreement, the relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

The Company’s stock price could be adversely affected if a large number of shares of the Company’s Common Stock were to be registered and sold (as Restated).

In connection with Birks investment in the Company, the Company has granted certain registration rights to Birks, which entitles Birks to cause the Company to affect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 74,466,801 shares of the Company’s Common Stock. By exercising these registration rights Birks could cause a large number of shares to be registered and become freely tradable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company’s ability to raise additional capital.

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

The degree to which the Company is leveraged could impair the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. In addition, the Company’s credit facility includes negative covenants and financial covenants, which could restrict or limit its operations.

A substantial portion of the Company’s indebtedness bears interest at fluctuating rates, and changes in interest rates could adversely affect the Company’s results of operations or financial condition.

The Company’s credit business may be adversely affected by changes in laws and regulations governing its business.

The operation of the Company’s credit business subjects it to substantial regulation relating to disclosure and other requirements upon origination, servicing, and debt collection and particularly upon the amount of finance charges it can impose. Any adverse change in the regulation of consumer credit could adversely affect the Company’s earnings. For example, new laws or regulations could limit the amount of interest or fees the Company could charge on consumer loan accounts, or restrict the Company’s ability to collect on account balances, which could have a material adverse effect on the Company’s earnings.

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

Additional terrorist acts against the United States like those carried out on September 11, 2001 or other acts of war or hostility could have an immediate disproportionate impact on discretionary spending on luxury goods upon which our operations are dependent. Such events could have a material adverse impact on our business and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page
Report of Independent Registered Public Accounting Firm — KPMG LLP	25
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	26
Consolidated Balance Sheets as of March 27, 2004 (as Restated) and March 29, 2003	27
Consolidated Statements of Operations for the Years Ended March 27, 2004 (as Restated) and March 29, 2003 (as Restated), the Transition Period ended March 30, 2002 and the Year Ended February 2, 2002	28
Consolidated Statements of Stockholders’ Equity for the Years Ended March 27, 2004 (as Restated) and March 29, 2003 (as Restated), the Transition Period ended March 30, 2002 and the Year Ended February 2, 2002	29
Consolidated Statements of Cash Flows for the Year Ended March 27, 2004 (as Restated), March 29, 2003, the Transition Period and the Year Ended February 2, 2002	30
Notes to Consolidated Financial Statements (as Restated)	31

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mayor’s Jewelers, Inc. and subsidiaries as of March 27, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note B to the consolidated financial statements, the consolidated financial statements as of and for the year ended March 27, 2004 have been restated.

/s/ KPMG LLP

Miami, Florida
May 28, 2004, except as to Note B which is as of January 5, 2005.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note B the accompanying consolidated statements of operations and stockholders’ equity for the year ended March 29, 2003 have been restated.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
June 6, 2003, except as to Note B, C(17) and the first three paragraphs of K, the date of which is January 6, 2005.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts shown in thousands except share and per share data)

	March 27,	March 29,
	2004	2003
	(as Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$1,233	$1,058
Accounts receivable (net of allowance for doubtful accounts of $999 and $1,263, at March 27, 2004 and March 29, 2003, respectively)	6,661	5,777
Inventories	80,825	76,753
Other current assets	1,194	2,987

Total current assets	89,913	86,575

Property, net	14,634	15,872
Other assets	668	736

Total non-current assets	15,302	16,608

Total assets	$105,215	$103,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,833	$13,798
Accrued expenses	9,457	7,434
Credit facility	33,005	23,283
Liabilities of discontinued operations	—	527

Total current liabilities	56,295	45,042

Other long term liabilities	2,768	3,046
Term loan	12,668	12,668

Total long term liabilities	15,436	15,714

Commitments and contingencies (Notes L and M)	—	—
Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 and 0 shares authorized and issued at March 27, 2004 and March 29, 2003, respectively, liquidation value of $15,050,000	—	—
Series A convertible preferred stock, $.001 par value, 0 and 15,050 shares authorized and issued at March 27, 2004 and March 29, 2003, respectively, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 and 29,592,264 shares issued, at March 27, 2004 and March 29, 2003, respectively	5	3
Additional paid-in capital	206,981	208,102
Accumulated deficit	(144,102)	(136,278)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	33,484	42,427

Total liabilities and stockholders’ equity	$105,215	$103,183

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts shown in thousands except share and per share data)

			Eight-Week
			Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	March 27,	March 29,	March 30,	February 2,
	2004	2003	2002	2002
	(as Restated, see Note B)	(as Restated, see Note B)
Net sales	$125,487	$118,391	$17,856	$160,727
Cost of sales	73,427	78,740	11,966	101,179

Gross profit	52,060	39,651	5,890	59,548

Selling, general and administrative expenses	51,216	53,719	9,287	76,206
Non-cash compensation expense	1,067	—	—	—
Restructuring, asset impairments and other charges	—	2,887	305	28,214
Depreciation and amortization	3,358	4,177	1,102	9,564
Goodwill impairment writedown	—	(615)	—	22,265

Total operating expenses	55,641	60,168	10,694	136,249

Operating loss	(3,581)	(20,517)	(4,804)	(76,701)
Interest and other income	184	1,433	41	174
Interest and other financial costs	(4,427)	(6,757)	(538)	(3,788)

Loss from continuing operations before income taxes	(7,824)	(25,841)	(5,301)	(80,315)
Income tax (benefit) provision	—	(547)	—	3,431

Loss from continuing operations	(7,824)	(25,294)	(5,301)	(83,746)
Loss from discontinued operations, net of income tax expense of $393 in Fiscal 2001	—	(1,604)	(56)	(112)

Net loss	(7,824)	(26,898)	(5,357)	(83,858)
Preferred stock cumulative dividend	(1,316)	(872)	—	—
Preferred stock beneficial conversion, value treated as a dividend	—	(3,797)	—	—

Net loss attributable to common stockholders	$(9,140)	$(31,567)	$(5,357)	$(83,858)

Weighted average shares outstanding, basic and Diluted	26,377,886	19,568,006	19,525,749	19,416,398
Loss per share, basic and diluted:
Continuing operations	$(0.35)	$(1.53)	$(0.27)	$(4.31)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.35)	$(1.61)	$(0.27)	$(4.32)

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands except share data)

		Series A/
		Series A-1
	Preferred	Convertible	Common
	Shares	Preferred	Shares	Common
	Outstanding	Stock	Outstanding	Stock
BALANCE AT FEBRUARY 3, 2001	0	0	19,226,932	$3
Comprehensive loss:
Net loss	—	—	—	—
Purchase plan exercise	—	—	71,503	—
Issuance of common stock	—	—	227,314	—

BALANCE AT FEBRUARY 2, 2002	0	0	19,525,749	3
Comprehensive loss:
Net loss for the transition period due to change in fiscal year	—	—	—	—

BALANCE AT MARCH 30, 2002	0	0	19,525,749	3
Comprehensive loss:
Net loss	—	—	—	—
Purchase plan exercise	—	—	82,561	—
Sale of Series A Convertible Preferred Stock and warrants, net (See Note K)	15,050	—	—	—
Dividend for beneficial conversion feature of Series A Convertible Preferred Stock (as Restated)	—	—	—	—
Recognition of beneficial conversion value of Series A Convertible Preferred Stock (as Restated)	—	—	—	—

BALANCE AT MARCH 29, 2003	15,050	0	19,608,310	3
Comprehensive loss:
Net loss (as Restated)	—	—	—	—
Cashless exercise of warrants	—	—	17,352,997	2
Non-cash compensation expense related to warrants and Birks sale of stock (See Note K) (as Restated)	—	—	—	—
Exchange of Series A Convertible Preferred Stock	(15,050)	—	—	—
Issuance of Series A-1 Convertible Preferred Stock	15,050	—	—	—
Dividend payment	—	—	—	—

BALANCE AT MARCH 27, 2004 (as Restated)	15,050	0	36,961,307	$5

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional
	Paid-In	Accumulated	Comprehensive	Treasury
	Capital	Deficit	Loss	Stock	Total
	(as Restated, see Note B)	(as Restated, see Note B)	(as Restated, see Note B)		(as Restated, see Note B)
BALANCE AT FEBRUARY 3, 2001	$193,821	$(20,165)		$(29,400)	$144,259
Comprehensive loss:
Net loss	—	(83,858)	$(83,858)	—	(83,858)

Purchase plan exercise	136	—		—	136
Issuance of common stock	570	—		—	570

BALANCE AT FEBRUARY 2, 2002	194,527	(104,023)		(29,400)	61,107
Comprehensive loss:
Net loss for the transition period due to change in fiscal year	—	(5,357)	$(5,357)	—	(5,357)

BALANCE AT MARCH 30, 2002	194,527	(109,380)		(29,400)	55,750
Comprehensive loss:
Net loss	—	(26,898)	$(26,898)	—	(26,898)

Purchase plan exercise	23	—		—	23
Sale of Series A Convertible Preferred Stock and warrants, net (See Note K)	13,552	—		—	13,552
Dividend for beneficial conversion feature of Series A Convertible Preferred Stock	(3,797)	—	—	—	(3,797)
Accretion of value of Series A Convertible Preferred Stock	3,797	—	—	—	3,797

BALANCE AT MARCH 29, 2003	208,102	(136,278)		(29,400)	42,427
Comprehensive loss:
Net loss (as Restated)	—	(7,824)	$(7,824)	—	(7,824)

Cashless exercise of warrants	(2)	—		—	—
Non-cash compensation expense related to warrants and Birks sale of stock (See Note K) (as Restated)	1,067				1,067
Exchange of Series A Convertible Preferred Stock	—	—		—	—
Issuance of Series A-1 Convertible Preferred Stock	—	—		—	—
Dividend payment	(2,186)	—		—	(2,186)

BALANCE AT MARCH 27, 2004 (as Restated)	$206,981	$(144,102)		$(29,400)	$33,484

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts shown in thousands)

			Eight-Week Transition
	Year Ended	Year Ended	Period Ended	Year Ended
	March 27,	March 29,	March 30,	February 2,
	2004	2003	2002	2002
	(as Restated, see Note B)
Cash flow from operating activities
Net loss	$(7,824)	$(26,898)	$(5,357)	$(83,858)
Deduct loss/gain from discontinued operations	—	(1,604)	(56)	(112)

Loss from continuing operations	(7,824)	(25,294)	(5,301)	(83,746)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,358	4,177	1,132	9,771
Amortization of debt costs	432	531	79	—
Deferred tax asset write-off	—	—	—	2,769
Provision for doubtful accounts	269	2,785	316	3,035
Goodwill impairment writedown	—	(615)	—	22,265
Closing stores asset writedown	—	(1,935)	—	11,300
Building and related assets writedown	—	—	—	4,897
Write-off of deferred financing costs	—	2,055	—	—
Non-cash compensation expense related to warrants and Birks sale of stock	1,067	—	—	—
(Increase) decrease in assets:
Accounts receivable	(1,153)	3,148	7,672	95
Inventories	(4,072)	615	3,292	26,846
Other assets	1,770	(1,517)	(458)	3,958
Increase (decrease) in liabilities:
Accounts payable	35	2,598	(443)	(3,270)
Accrued expenses and other long term liabilities	1,745	1,527	(605)	(2,325)
Accrued restructuring	—	(6,554)	(84)	8,574

Net cash (used in) provided by continuing operations	(4,373)	(18,479)	5,600	4,169
Net cash used in discontinued operations	(527)	(128)	—	(4,839)

Net cash (used in) provided by operating activities	(4,900)	(18,607)	5,600	(670)

Cash flows from investing activities:
Proceeds from sales of fixed assets	74	5,547	—	—
Capital expenditures, net	(2,194)	(2,014)	(208)	(6,400)

Net cash (used in) provided by investing activities	(2,120)	3,533	(208)	(6,400)

Cash flows from financing activities:
Borrowings under line of credit	136,434	160,913	19,265	184,606
Line of credit repayments	(126,712)	(172,656)	(25,035)	(175,533)
Principal borrowings on term loan	2,000	—	—	—
Principal payment on term loan	(2,000)	—	—	—
Proceeds from issuance of preferred convertible stock and warrants, net	—	13,552	—	—
Net proceeds from sale of private label credit card receivables	—	12,147	—	—
Proceeds from sale of stock under employee purchase plans	—	23	—	706
Payment of commitment fee	(341)	(650)	(75)	—
Dividend paid to preferred stockholders	(2,186)	—	—	—
Other	—	41	329	(1,186)

Net cash provided by (used in) financing activities	7,195	13,370	(5,516)	8,593

Net increase (decrease) in cash and cash equivalents	175	(1,704)	(124)	1,523
Cash and cash equivalents at beginning of year	1,058	2,762	2,886	1,363

Cash and cash equivalents at end of year	$1,233	$1,058	$2,762	$2,886

Supplemental cash flow information:
Interest paid	$4,383	$4,605	$459	$3,788
Income taxes (received) paid	$—	$(91)	$—	$662
Non-cash investing and financing activities:
Property acquired with debt	$130	$—	$—	$—
Par value of 17,352,997 shares of common stock issued pursuant to cashless exercise of warrants	$2	$—	$—	$—

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

B. RESTATEMENTS:

     The accompanying consolidated financial statements as of and for the fiscal year ended March 27, 2004 have been restated to properly account for the following:

•	As more fully discussed in Note K, Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, granted rights to receive warrants to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation expense for the year ended March 27, 2004 related to these warrants was approximately $867,000. Previous to this restatement, the Company had not properly identified the granting of these rights to receive warrants by Birks as a transaction effecting the Company’s consolidated financial statements and accordingly had not recognized compensation expense for these warrants.

•	The Company corrected the fair value of common stock warrants issued to approximately $3.8 million from $1.0 million and recognized a beneficial conversion feature for the Series A Preferred Stock as a result of the valuation of the warrants. The beneficial conversion resulted in a non-cash dividend to Birks at the time of the investment since the Series A Preferred Stock were convertible immediately. The dividend has a neutral effect on the Company’s total stockholders’ equity; however it increases the net loss attributed to common stockholders for the year ended March 29, 2003.

•	The Company restated its proforma information to reflect the expense of the previously mentioned warrants as calculated using the fair value method as prescribed in SFAS No. 123. See Note C(17).

•	As reflected in Note J, the Company’s deferred tax assets and valuation allowance as of March 27, 2004 were increased to reflect the deferred tax asset related to the non-cash compensation expense for the year ended March 27, 2004 due to the granting of the rights to receive warrants to purchase common stock to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company as discussed in Note K.

•	As reflected in Note P, certain quarterly financial data was restated to reflect the affect of the restatements discussed in the points above.

     The following information presents the impact of the adjustments, as well as a reclassification of other non-cash compensation expense of $200,000 from selling, general and administrative expenses to non-cash compensation expense, on the Company’s financial information as originally reported as of and for the year ended March 27, 2004:

	Year Ended March 27, 2004
	(as Previously Reported)		(as Restated)
Selling, general and administrative expenses		51,416	51,216
Non-cash compensation expense		—	1,067

Operating loss		(2,714)	(3,581)
Interest and other income		184	184
Interest and other financial costs		(4,427)	(4,427)

Loss before income taxes		(6,957)	(7,824)
Income taxes		—	—

Loss from continuing operations		(6,957)	(7,824)
Loss from discontinued operations		—	—

Net loss		(6,957)	(7,824)
Preferred stock cumulative dividend		(1,316)	(1,316)

Net loss attributable to common stockholders		$(8,273)	$(9,140)

Loss per share, basic and diluted:
Continuing operations	$	(0.31)	$(0.35)
Discontinued operations		(0.00)	(0.00)

		$(0.31)	$(0.35)

	As of March 27, 2004
	(as Previously Reported)	(as Restated)
Additional paid-in capital	$206,114	$206,981
Accumulated deficit	(143,235)	(144,102)

     The loss per share amounts included in the accompanying consolidated statement of operations for the year ended March 29, 2003 have been restated to reflect the issuance of the aforementioned securities by the Company, specifically a correction to the valuation of the warrants from $1 million as originally valued to $3.8 million, and the determination of a beneficial conversion feature attributed to the Series A Preferred Stock which generates a dividend not previously accounted for as discussed in Note K. Note P has also been restated to reflect the effect of the dividend on the quarterly financial information. The following information presents the impact of the adjustments on the Company’s financial information as originally reported for the year ended March 29, 2003:

	Year Ended
	March 29, 2003
	(as Previously Reported)	(as Restated)
Net loss	$(26,898)	$(26,898)
Preferred stock cumulative dividend	(872)	(872)
Preferred stock beneficial conversion, value treated as dividend	—	(3,797)

Net loss	$(27,770)	$(31,567)
attributable to common stockholders

Loss per share, basic and diluted:
Continuing operations	$(1.34)	$(1.53)
Discontinued operations	(0.08)	(0.08)

	$(1.42)	$(1.61)

     In addition, elements of the statement of stockholders’ equity for the year ended March 29, 2003 have been restated to reflect the value of the warrants.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (1) Principles of Consolidation — The consolidated financial statements include the accounts of Mayor’s and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

     (6) Accounts Receivable — Accounts receivable arise primarily from customers’ use of the Mayor’s credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable; accrue at rates ranging from 10% to 18% per annum. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Finance charge income was $0.3 million for Fiscal 2003, $1.5 million for Fiscal 2002, $0.5 million for the Transition Period and $3.6 million for Fiscal 2001 and is recorded as net sales in the accompanying Consolidated Statements of Operations.

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

     (10) Cost in Excess of Fair Value of Assets Acquired (“Goodwill”) — The Company evaluated the recoverability of the carrying amount of Goodwill resulting from the Mayor’s acquisition based on projected operating income. As a result, the Goodwill was written-off in full during Fiscal 2001 because management determined that the long-term cash flows did not support the carrying value. The impairment charge is included in the operating loss in the Consolidated Statement of Operations of Fiscal 2001.

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

	Fiscal	Fiscal	Transition	Fiscal
	2003	2002	Period	2001
	(as Restated, see Note B)	(as Restated, see Note B)
Continuing operations	$(9,140)	$(29,963)	$(5,301)	$(83,746)
Discontinued operations	—	(1,604)	(56)	(112)

Net loss attributable to common stockholders as reported	(9,140)	(31,567)	(5,357)	(83,858)
Add back non-cash compensation expense for warrants recorded pursuant to APB 25	867	—	—	—

Adjusted net loss	(8,273)	(31,567)	(5,357)	(83,858)

Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,495)	(733)	(209)	(2,804)

Proforma net loss	$(9,768)	$(32,300)	$(5,566)	$(86,662)

Loss per share
As reported basic and diluted:
Continuing operations	$(0.35)	$(1.53)	$(0.27)	$(4.31)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.35)	$(1.61)	$(0.27)	$(4.32)

Proforma basic and diluted:
Continuing operations	$(0.37)	$(1.57)	$(0.28)	$(4.45)
Discontinued operations	(0.00)	(0.08)	(0.00)	(0.01)

	$(0.37)	$(1.65)	$(0.28)	$(4.46)

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

D. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

     Other charges recorded in Fiscal 2002 consist of charges primarily for professional fees related to the execution of the Restructuring Plan (see below) of approximately $1.9 million, additional estimated sales tax liabilities of approximately $1.9 million, severance costs related to the departure of a former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable (See Note F) of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2001 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

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

     Merchandising and marketing issues and the poor economic climate combined with a capital intensive expansion strategy that the Company executed in Fiscal 1999 through Fiscal 2001 were dominant factors in contributing to the Company’s poor operating performance in Fiscal 2001. The results drained the Company of significant amounts of capital, which in turn required Mayor’s to restructure itself in an effort to position the Company for future profitability. Accordingly, the Company embarked on a multi-faceted restructuring plan (the “Restructuring Plan”). The Restructuring Plan was adopted in the fourth quarter of Fiscal 2001 and included, among other significant initiatives, an infusion of equity (See Note K), the refinancing of the Company’s bank debt, the closing of thirteen unprofitable and under-performing stores, the liquidation of certain non-performing assets and the reduction of various field and corporate costs.

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

E. DISCONTINUED OPERATIONS:

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

F. ACCOUNTS RECEIVABLE:

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

G. INVENTORIES:

     Inventories are summarized as follows:

	(amounts shown in thousands)
	March 27,	March 29,
	2004	2003
Raw materials	$1,415	$1,138
Finished goods	79,410	75,615

	$80,825	$76,753

In addition, the Company held inventory on consignment at March 27, 2004 and March 29, 2003 with a cost of approximately $11,460,000 and $6,172,000, respectively.

H. PROPERTY:

     The components of property are as follows:

	March 27,	March 29,
	2004	2003
	(Amounts shown in
	thousands)
Furniture and fixtures	$5,532	$6,130
Leasehold improvements	27,266	27,248
Computer hardware and software	6,734	6,826
Automobiles and trucks	83	83

	39,615	40,287
Less accumulated depreciation	(24,981)	(24,415)

	$14,634	$15,872

     Depreciation expense for Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 was approximately $3.4 million, $4.2 million, $1.1 million and $7.4 million, respectively.

I. TERM LOAN AND CREDIT FACILITY:

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

     On February 20, 2004, the Company’s Board of Directors approved an early payment of the cumulative dividends earned by Henry Birks & Sons Inc. (“Birks”), the controlling stockholder of the Company, on its Series A Convertible Preferred Stock, which approximated $2,185,755 through February 28, 2004 (see Note K).

     On February 20, 2004, in connection with a dividend payment made to Birks, holder of the Company’s preferred stock (see Note K), the Company entered into the Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provides for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

     Information concerning the Company’s short-term borrowings follows. All borrowings under the credit facility are considered short term.

	Year Ended	Year Ended
	Mar. 27,	Mar. 29,
	2004	2003
	(Amounts shown in thousands)
Maximum borrowings outstanding during the fiscal year	$39,955	$49,863
Average outstanding balance during the fiscal year	$31,004	$34,609
Weighted average interest rate for the fiscal year	6.3%	10.2%

J. INCOME TAXES (as Restated, see Note B):

     The significant items comprising the Company’s net deferred taxes as of March 27, 2004 and March 29, 2003 are as follows:

	March 27, 2004	March 29, 2003
	(as Restated)
	(Amounts shown in thousands)
Deferred Tax Assets:
Difference between book and tax basis of property	$4,339	$3,904
Compensation expense on warrants	335	—
Sales returns and doubtful accounts allowances not currently deductible	472	627
Inventory reserves not currently deductible	2,578	2,183
Federal net operating loss and tax credit carryforward	27,025	23,883
State net operating loss carryforward	3,351	927
Other reserves not currently deductible	2,502	1,990
Purchase accounting differences in basis of sales returns allowances acquired	40	40
Foreign income subject to tax net of available credits	—	780

	40,642	34,334

Net deferred tax asset before valuation allowance	40,642	34,334
Valuation allowance	(40,642)	(34,334)

Net deferred tax asset	$0	$0

     The components of the benefit for income taxes consists of the following:

	March 27, 2004	March 29, 2003
	(Amounts shown in thousands)
Current Tax:
Federal	$—	$(1,005)
State	—	(13)
Foreign	—	471

	—	(547)

Deferred Tax:
Federal	—	—

Total benefit for income taxes	$—	$(547)

     The provision (benefit) for income taxes varies from the amount computed by applying the Federal income tax statutory rate of 34% for the reasons summarized below:

	Year Ended	Year Ended
	March 27, 2004	March 29, 2003
	(as Restated)
	Rate	Rate
Statutory rate	34.0%	34.0%
Increase in valuation allowance	(80.6)%	(35.4)%
Nondeductible intangible amortization	0.0%	2.7%
Sec. 382 federal and state NOL adjustment	52.6%	0.0%
Foreign operations	0.0%	(1.8%)
Other	(6.0%)	2.6%

	0.0%	2.1%

     The Company has a federal net operating loss carryforward of approximately $76.7 million and state net operating loss carryforward of approximately $72.5 million. Due to Section 382 limitations resulting from the change in ownership in Fiscal 2002, the utilization of approximately $41.3 million of the preacquisition net operating loss carryforward is limited to $953,490 on an annual basis, resulting in a valuation allowance of approximately $23.0 million for preacquisition net operating loss carryforwards that will more than likely not be realized. The federal net operating loss carryforward expires beginning in Fiscal 2013 through Fiscal 2022 and the state net operating loss carryforward expires beginning in Fiscal 2012 through Fiscal 2022. The Company also has an alternative minimum tax credit carryforward of approximately $0.8 million to offset future federal income taxes. The Company’s deferred tax asset related to the compensation expense on the warrants is $334,763. The valuation allowance has been recorded to reduce the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

K. RELATED PARTY TRANSACTIONS (as Restated, see Note B):

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million, which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was originally convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred to common stock is subject to certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above-described securities issued to Birks.

     Of the proceeds raised of $15.05 million, a fair value of $3.8 million has been allocated to the warrants, with the residual of $11.25 million attributed to the Series A Preferred. The value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.8 million beneficial conversion feature for the Series A Preferred, as a result of the valuation above, and results in a non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividend has a neutral effect on the Company’s total stockholders’ equity, however it increases the net loss attributed to common stockholders for the year ended March 29, 2003.

     On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation expense for the year ended March 27, 2004 related to these warrants was approximately $867,000. As of March 27, 2004, the number of warrants increased to 4,771,572, of which 4,159,606 were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of March 27, 2004.

     On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in non-cash compensation expense in the Fiscal 2003 Consolidated Statement of Operations.

     The Company’s Certificate of Designation (the “Certificate”) for the Series A Preferred provided that the holders of the preferred stock were entitled to receive dividends on each share of preferred stock at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. The Certificate called for the dividends to remain unpaid until January 15, 2005 for dividends cumulated through October 14, 2004; thereafter, all dividends, including cumulative but unpaid, were to be payable quarterly in arrears on each January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2005 if declared by the Board of Directors. The Certificate further provided that the Series A Preferred had a liquidation value of $1,000 per share.

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

     In January 2004, Birks asked the Company to consider paying an early payment of the cumulative dividends earned by Birks on the Series A Preferred, which approximated $2,185,755 through February 28, 2004. Also, in January 2004, the Company formed a committee of independent directors of its Board (the “Committee”) to evaluate Birks’ request. The Committee retained an investment-banking firm, Capitalink, L.C. (“Capitalink”) to perform certain analyses of the structure of the proposed transaction.

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

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of March 27, 2004, the Series A-1 Preferred were convertible into 51,442,085 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. Upon conversion of the preferred shares, Birks would own approximately 76.7% of the then outstanding common stock in Mayor’s.

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

     In Fiscal 2003 and Fiscal 2002, Mayor’s incurred approximately $82,000 and $234,000, respectively, of net costs from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Included in selling, general and administrative expenses in Fiscal 2002 is $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 27, 2004, the Company owed Birks $262,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks, during Fiscal 2003 and Fiscal 2002, respectively.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”), to become effective on May 1, 2004. Under the Agreement, Regaluxe is to provide advisory, management and corporate services to the Company for approximately $125,000 for the two-month period ending June 30, 2004, and $125,000 for each fiscal quarter thereafter up to and including the quarter ending March 31, 2005, plus out of pocket expenses. The initial term of the Agreement begins on May 1, 2004 and ends on March 31, 2005. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

     Regaluxe is the controlling shareholder of Henry Birks & Sons Holdings Inc., which is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe, and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

L. COMMITMENTS AND CONTINGENCIES:

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

Amounts
Fiscal Year	In Thousands
2004	$7,085
2005	6,249
2006	5,749
2007	4,965
2008	4,898
Thereafter	9,611

$38,557

     Rent expense for the Mayor’s stores was approximately $9.2 million including $0.7 million of contingent rent for Fiscal 2003, $10.4 million including $0.3 million of contingent rent for Fiscal 2002, $2.0 million for Transition Period and $11.8 million including $1.0 million of contingent rent for Fiscal 2001.

     Employment Agreements. The Company has employment agreements with certain employees for varying terms through May 2005, which automatically renew for one-year terms. These agreements allow either party to terminate the employment relationship or resign at any time. Under certain conditions, if employment is terminated or resignation occurs, the agreements provide for severance compensation of varying amounts and restrict the employee from competing with the Company for varying terms after the employment term ends. These agreements also provide for severance and other benefits under certain conditions in the event of a change of control of the Company as defined in the agreements.

M. LEGAL PROCEEDINGS:

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

     In December 1992, the Board of Directors approved the Mayor’s Jewelers, Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes cash contribution of 25% of the employee’s pretax contribution, up to 4% of the employee’s compensation, in any calendar year. The employer match for Fiscal 2003, Fiscal 2002, Transition Period and Fiscal 2001 were $74,313, $77,402, $21,177 and $133,086, respectively.

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

O. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate fair value:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short-term nature.

•	The fair value of the Company’s long-term debt approximates carrying value based on the quoted market prices for the same or similar issues.

P. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

		Thirteen Weeks Ended
	June 28,	Sep. 27,	Dec. 27,	Mar. 27,
	2003	2003	2003	2004
		(as Restated, see Note B)	(as Restated, see Note B)	(as Restated, see Note B)
	(In thousands, except per share data)
Net Sales	$24,505	$23,834	$50,318	$26,830
Gross Profit	9,904	9,501	21,248	11,407
Net (loss) income from continuing operations	(3,789)	(5,175)	4,065	(2,925)
Basic (loss) earnings per common share from continuing operations	(0.21)	(0.28)	0.13	(0.09)
Diluted (loss) earnings per common share from continuing operations	(0.21)	(0.28)	0.04	(0.09)

	Fourteen Weeks	Thirteen Weeks	Thirteen Weeks	Twelve Weeks
	Ended	Ended	Ended	Ended
	Jul. 6,	Oct. 5,	Jan. 4,	Mar. 29,
	2002	2002	2003	2003
		(as Restated, see Note B)
	(In thousands, except per share data)
Net Sales	$29,516	$26,230	$44,088	$18,557
Gross Profit	9,486	6,820	17,593	5,752
(Loss) income from continuing operations	(9,436)	(14,005)	2,855	(4,708)
Basic (loss) earnings per common share from continuing operations	(0.48)	(0.92)	0.13	(0.26)
Diluted (loss) earnings per common share from continuing operations	(0.48)	(0.92)	0.03	(0.26)

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

PART III

ITEM 10 THROUGH 14

     Within 120 days after the close of Fiscal 2003, the Company intends to file with the SEC a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors, the ratification of accountants and the approval of the 2004 Long-Term Incentive Plan. The information required in Items 10 through 14 are incorporated by reference to such statement pursuant to General Instruction G (3); provided, however, the Compensation Committee Report, Audit Committee Report, the Performance Graphs, and all other items of such statement that are not required to be incorporated, are not incorporated by reference into this Form 10-K or any other filing with the SEC by the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following is a list of the consolidated financial statements of Mayor’s Jewelers, Inc. and subsidiaries included in Item 8 of Part II.

     REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

     CONSOLIDATED BALANCE SHEETS — March 27, 2004 (as Restated) and March 29, 2003.

CONSOLIDATED STATEMENTS OF OPERATIONS — Years Ended March 27, 2004 (as Restated), March 29, 2003 (as Restated) and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Years Ended March 27, 2004 (as Restated), March 29, 2003 (as Restated) and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Years Ended March 27, 2004 (as Restated), March 29, 2003 and February 2, 2002 and the eight-week Transition Period Ended March 30, 2002.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (as Restated).

     (a)(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this Form 10-K/A: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

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

MAYOR’S JEWELERS, INC.

Date: January 7, 2005

/s/ Thomas A. Andruskevich

Thomas A. Andruskevich,
Chairman of the Board, President and Chief Executive Officer

Exhibit Index

Exhibit
No.	Description
2.1	Investment Agreement, dated July 30, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated July 22, 2002.

2.2	Amendment to Investment Agreement, dated as of August 20, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated August 16, 2002.

3.1	Certificate of Incorporation. Incorporated by reference from Mayor’s Form 8-K filed in July 2000.

3.2	Bylaws. Incorporated by reference from Mayor’s Form 10-K filed May 15, 1995.

4.1	See Exhibit 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of security holders of the Company.

4.2	Specimen Certificate. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

4.3	Rights Agreement dated November 21, 1996. Incorporated by reference from Mayor’s Form 8-K filed November 21, 1996.

4.4	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.5	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 30 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.6	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 35 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.7	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 40 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.8	Registration Rights Agreement, dated August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.9	Certificate of Designation of Series A-1 Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.1	Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

10.2	Mayor’s Jewelers, Inc. Employee Stock Purchase Plan, formerly known as Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Mayor’s Form S-8 filed April 8, 2004.

10.3	Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Mayor’s Definitive Proxy Statement filed in April 1993.

10.4	Current Form of Director and Officer Indemnification Agreement. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.5	Manufacturing and Sale Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002

10.6	Management Expense Reimbursement Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.7	Revolving Credit, Tranche B Loan and Security Agreement by and among Fleet Retail Finance Inc., GMAC Business Credit, LLC, Back Bay Capital Funding LLC and Mayor’s dated as of August 20, 2002. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

Exhibit
No.	Description
10.8	Voting and Standstill Agreement, dated as of April 26, 2001, among Mayor’s, Eliahu Ben-Samuel and Goldstein. Incorporated by reference from Mayor’s Form 8-K filed May 2, 2001.

10.9	Amended Employment Agreement, dated July 19, 2002, between Albert Rahm II and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.10	Amended Employment Agreement, dated July 19, 2002, between Aida Alvarez and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.11	Amended Employment Agreement, dated July 19, 2002, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.12	Employment Agreement, dated October 1, 2002, between Joseph Keifer III and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.13	Employment Agreement, dated October 29, 2002, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.14	Amended Employment Agreement, dated March 31, 2003, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.15	Preferability letter from Deloitte & Touche LLP regarding the change in inventory valuation methodology. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.16	Second Amendment to Revolving Credit Agreement, dated November 21, 2003. Incorporated by reference from Mayor’s Form 10-Q filed on February 10, 2004.

10.17	Exchange Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.18	Amended & Restated Registration Rights Agreement dated February 25, 2003, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.19	Amendment to Amended & Restated Registration Rights Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.20	Letter Agreement dated February 20, 2004 between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.21	Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of February 20, 2004, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.22	Opinion of Richards, Layton & Finger, P.A. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.23	Fairness Opinion of Capitalink, L.C. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.24	Management Consulting Services Agreement between Mayor’s and Regaluxe Investment SarL, dated April 22, 2004. Incorporated by reference from Mayor’s Form 8-K filed on April 29, 2004.

10.25	First Amendment to Management Expense Reimbursement Agreement, dated June 15, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 10-K filed on June 25, 2004.

10.25	Amended Employment Agreement, dated June 24, 2004, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-K filed on June 25, 2004.

10.26	Employment Agreement dated October 26, 2001, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 18, 2001.

16.1	Letter from Deloitte & Touche LLP. Incorporated by reference from Mayor’s Form 8-K/A filed on December 2, 2003.

21.1	Subsidiaries of Mayor’s.

Exhibit
No.	Description
23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the report.