Form 10-Q/A
period 2004-06-26
MAYORS JEWELERS INC/DE
filed 2005-01-07
CIK 817946

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
AS OF AUGUST 4, 2004

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the thirteen weeks ended June 26, 2004, originally filed with the Securities and Exchange Commission on August 5, 2004 (the “Original Filing”). This Amendment is being filed in order to reflect restatements of the following (unaudited) financial statements: consolidated statements of operations, stockholders’ equity, and cash flows for the thirteen weeks ended June 26, 2004, and consolidated balance sheets as of June 26, 2004 and March 27, 2004. The restatement reflects changes to the accounting for convertible preferred stock and common warrants issued by the Company. For a description of the restatements, see “Restatements” in Note B to the accompanying unaudited consolidated condensed financial statements in this Amendment. This Form 10-Q/A also amends Item 2 with respect to the related warrant non-cash compensation expense (credit) discussion.

     Except as described above, this Amendment continues to speak as of the date of the Original Filing.

MAYOR’S JEWELERS, INC.

FORM 10-Q/A

FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2004

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements - Unaudited
Consolidated Condensed Balance Sheets as of June 26, 2004 (as Restated) and March 27, 2004 (as Restated)	3
Consolidated Condensed Statements of Operations for the thirteen weeks ended June 26, 2004 (as Restated) and June 28, 2003	4
Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended June 26, 2004 (as Restated) and June 28, 2003	5
Notes to Consolidated Condensed Financial Statements (as Restated)	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as Restated)	10-13
Item 3. Quantitative and Qualitative Disclosures About Market Risks	13
Item 4. Controls and Procedures	13
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 6. Exhibits and Reports on Form 8-K	13-14
Signatures	15
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	June 26,	March 27,
	2004	2004
	(as Restated, see Note B)	(as Restated, see Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$891	$1,233
Accounts receivable (net of allowance for doubtful accounts of $1,019 and $999, at June 26, 2004 and March 27, 2004, respectively)	5,072	6,661
Inventories	79,068	80,825
Other current assets	625	1,194

Total current assets	85,656	89,913

Property, net	14,148	14,634
Other assets	538	668

Total non-current assets	14,686	15,302

Total assets	$100,342	$105,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,677	$13,833
Accrued expenses	7,441	9,457
Credit facility	35,438	33,005

Total current liabilities	53,556	56,295

Other long term liabilities	2,810	2,768
Term loan	12,668	12,668

Total long term liabilities	15,478	15,436

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized and issued at June 26, 2004 and March 27, 2004, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 issued at June 26, 2004 and March 27, 2004	5	5
Additional paid-in capital	207,277	206,981
Accumulated deficit	(146,574)	(144,102)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	31,308	33,484

Total liabilities and stockholders’ equity	$100,342	$105,215

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 26, 2004	June 28, 2003
	(as Restated, see Note B)
Net sales	$29,138	$24,505
Cost of sales	16,985	14,601

Gross profit	12,153	9,904

Selling, general and administrative expenses	12,384	11,800
Non-cash compensation expense	296	—
Depreciation and amortization	833	851

Total operating expenses	13,513	12,651

Operating loss	(1,360)	(2,747)
Interest and other income	3	60
Interest and other financial costs	(1,115)	(1,102)

Loss from operations before income taxes	(2,472)	(3,789)
Income tax	—	—

Net loss	(2,472)	(3,789)
Preferred stock cumulative dividend	—	(357)

Net loss attributable to common stockholders	$(2,472)	$(4,146)

Weighted average shares outstanding, basic and diluted	36,961,307	19,608,310
Loss per share, basic and diluted	$(0.07)	$(0.21)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Amounts shown in thousands)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	June 26, 2004	June 28, 2003
	(as Restated, see Note B)
Cash flows from operating activities:
Net loss	$(2,472)	$(3,789)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	833	851
Amortization of debt costs	125	74
Provision for doubtful accounts	106	26
Non-cash compensation expense related to warrants and Birks sale of stock	296	—
Gain on sale of fixed assets	(18)	—
Decrease (increase) in assets:
Accounts receivable	1,483	146
Inventories	1,757	(6,491)
Other assets	574	68
(Decrease) increase in liabilities:
Accounts payable	(3,156)	4,122
Accrued expenses and other long term liabilities	(1,974)	954

Net cash used in continuing operations	(2,446)	(4,039)
Net cash used in discontinued operations	—	(107)

Net cash used in operating activities	(2,446)	(4,146)

Cash flows from investing activities:
Proceeds from sales of fixed assets	18	78
Capital expenditures, net	(347)	(332)

Net cash used in investing activities	(329)	(254)

Cash flows from financing activities:
Borrowings under line of credit	32,749	31,199
Line of credit repayments	(30,316)	(26,786)

Net cash provided by financing activities	2,433	4,413

Net (decrease) increase in cash and cash equivalents	(342)	13
Cash and cash equivalents at beginning of year	1,233	276

Cash and cash equivalents at end of period	$891	$289

Supplemental cash flow information:
Interest paid	$1,115	$1,128

Non-cash investing and financing activities:
Property acquired with debt	$231	$130

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

          Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of June 26, 2004 and March 27, 2004, and for the thirteen week periods ended June 26, 2004 and June 28, 2003 have not been audited by a Registered Public Accounting Firm, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen week periods ended June 26, 2004 and June 28, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 27, 2004.

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

B. Restatements

     The accompanying consolidated financial statements for the thirteen weeks ended June 26, 2004 have been restated to properly account for and/or disclose the following:

•	As more fully disclosed in Note F, Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, granted rights to receive warrants to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants based on the change in market value of the underlying stock. Non-cash compensation expense for the thirteen weeks ended June 26, 2004 related to these warrants was approximately $161,000. Previous to this restatement, the Company had not properly identified the granting of these rights to receive warrants by Birks as a transaction effecting the Company’s consolidated financial statements and accordingly had not recognized compensation expense for these warrants.

•	The Company corrected the fair value of common stock warrants issued to approximately $3.8 million from $1.0 million and recognized a beneficial conversion feature for the Series A Preferred Stock as a result of the valuation of the warrants. The beneficial conversion resulted in a non-cash dividend to Birks at the time of the investment since the Series A Preferred Stock were convertible immediately.

•	The Company restated its proforma information to reflect the expense of the previously mentioned warrants as calculated using the fair value method as prescribed in SFAS No. 123. See Note C.

     The following information presents the impact of the non-cash compensation expense discussed above, as well as a reclassification of other non-cash compensation expense of $135,000 from selling, general and administrative expenses to non-cash compensation expense, on the Company’s financial information as originally reported as of and for the thirteen weeks ended June 26, 2004:

	Thirteen Weeks Ended
	June 26, 2004
	(as Previously Reported)	(as Restated)
Selling, general and administrative expenses	12,519	12,384
Non-cash compensation expense	—	296

Operating loss	(1,199)	(1,360)
Interest and other income	3	3
Interest and other financial costs	(1,115)	(1,115)

Loss from operations before income taxes	(2,311)	(2,472)
Income taxes	—	—

Net loss	(2,311)	(2,472)
Preferred stock cumulative dividend	—	—

Net loss attributable to common stockholders	$(2,311)	$(2,472)

Loss per share, basic and diluted:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	(0.00)	(0.00)

	$(0.06)	$(0.07)

	As of June 26, 2004
	(as Previously Reported)	(as Restated)
Additional paid-in capital	$206,249	$207,277
Accumulated deficit	(145,546)	(146,574)

C. Accounting for Stock-Based Compensation (as Restated, see Note B)

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

	Thirteen Weeks	Thirteen Weeks
	Ended June 26, 2004	Ended June 28, 2003
	(as Restated)	(as Restated)
	(In thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(2,472)	$(4,146)
Add back non-cash compensation expense for warrants recorded pursuant to APB 25	161	—

Adjusted net loss	(2,311)	(4,146)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(191)	(397)

Pro-forma net loss	$(2,502)	$(4,543)

Loss per share
As reported basic and diluted:	$(0.07)	$(0.21)

Pro-forma basic and diluted:	$(0.07)	$(0.23)

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

D. Term Loan and Credit Facility

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

E. Inventories

          Inventories are summarized as follows:

	(amounts shown in thousands)
	June 26,	March 27,
	2004	2004
Raw materials	$1,266	$1,415
Finished goods	77,802	79,410

	$79,069	$80,825

In addition, the Company held inventory on consignment at June 26, 2004 and March 27, 2004 with a cost of approximately $12,568,000 and $11,460,000, respectively.

F. Related Party Transactions (as Restated, see Note B)

          On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was originally convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Convertible Preferred Stock to common stock is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. Of the net proceeds raised of $13.55 million, a fair value of $3.8 million has been allocated to the warrants. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above described securities issued to Birks.

     On November 1, 2002 and March 14, 2003 Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the granted warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation expense for the thirteen weeks ended June 26, 2004 related to these warrants was approximately $161,000. As of June 26, 2004, the number of warrants increased to 4,771,572, of which 4,339,248 were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements.

          On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of June 26, 2004.

          On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in compensation expense of $200,000 recorded by Mayor’s which represents the difference between the market value of the stock and the selling price at the date of the sale. On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in non-cash compensation expense in the Consolidated Condensed Statement of Operations for the thirteen weeks ended June 26, 2004.

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

          On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. This exchange took place in order to effectuate the early payment of dividends already earned by Birks. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. As of June 26, 2004, the Series A-1 Preferred were convertible into 51,442,085 shares of common stock of the Company which includes an adjustment under the anti-dilution provision of the Series A-1 Preferred. Upon conversion of the preferred shares, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

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

          Selling, general and administrative expenses were $12.4 million or 42.5% of net sales for the thirteen weeks ended June 26, 2004 compared to $11.8 million or 48.2% of net sales for the thirteen weeks ended June 28, 2003. The increase in selling, general and administrative expenses for the thirteen weeks ended June 26, 2004 is primarily a result of the increase in variable costs related to the increase in sales and expanded marketing efforts. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb the fixed costs compared to the prior year fiscal quarter.

          Non-cash compensation expense was $296,000 for the thirteen weeks ended June 26, 2004. Non-cash compensation expense of $161,000 resulted from the increase in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. Non-cash compensation expense for the thirteen weeks ended June 26, 2004 also includes the private sale of stock owned by Birks which resulted in compensation expense of $135,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale.

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

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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