Form 10-Q
period 2004-09-25
MAYORS JEWELERS INC/DE
filed 2005-01-07
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended September 25, 2004

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
AS OF NOVEMBER 3, 2004

Explanatory Note

     This Form 10-Q reflects restatements of the following (unaudited) financial statements: consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended September 27, 2003. The restatement reflect changes to the accounting treatment of certain warrants issued by the Company. For a description of the restatements, see “Restatements” in Note B to the accompanying unaudited consolidated condensed financial statements. This Form 10-Q also amends Item 2 with respect to the related warrant non-cash compensation expense discussion as it relates to the thirteen and twenty-six weeks ended September 27,2003.

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2004

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements — Unaudited
Consolidated Condensed Balance Sheets as of September 25, 2004 and March 27, 2004	3
Consolidated Condensed Statements of Operations for the thirteen weeks ended September 25, 2004 and September 27, 2003 (as Restated)	4
Consolidated Condensed Statements of Operations for the twenty-six weeks ended September 25, 2004 and September 27, 2003 (as Restated)	5
Consolidated Condensed Statements of Cash Flows for the twenty-six weeks ended September 25, 2004 and September 27, 2003 (as Restated)	6
Notes to Consolidated Condensed Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as Restated)	12-15
Item 3. Quantitative and Qualitative Disclosures About Market Risks	15
Item 4. Controls and Procedures	15-16
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits	17-18
Signatures	19
Revolving Credit & Security Agreement
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED
(Amounts shown in thousands except share and per share data)

	September 25,	March 27,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,100	$1,448
Accounts receivable (net of allowance for doubtful accounts of $980 and $999, at September 25, 2004 and March 27, 2004, respectively)	4,987	6,446
Inventories	82,832	80,825
Other current assets	676	1,194

Total current assets	89,595	89,913

Property, net	13,515	14,634
Other assets	721	668

Total non-current assets	14,236	15,302

Total assets	$103,831	$105,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,717	$13,833
Accrued expenses	6,911	9,457
Credit facility	37,989	33,005

Total current liabilities	59,617	56,295

Other long term liabilities	2,657	2,768
Term loan	12,668	12,668

Total long term liabilities	15,325	15,436

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized and issued at September 25, 2004 and March 27, 2004, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 issued at September 25, 2004 and March 27, 2004	5	5
Additional paid-in capital	207,084	206,981
Accumulated deficit	(148,800)	(144,102)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	28,889	33,484

Total liabilities and stockholders’ equity	$103,831	$105,215

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 25, 2004	September 27, 2003
		(as Restated, see Note B)
Net sales	$25,483	$23,834
Cost of sales	14,881	14,333

Gross profit	10,602	9,501

Selling, general and administrative expenses	11,910	11,874
Non-cash compensation (credit) expense	(193)	775
Other charges	(790)	—
Depreciation and amortization	841	861

Total operating expenses	11,768	13,510

Operating loss	(1,166)	(4,009)
Interest and other financial costs, net	(1,060)	(1,166)

Loss from operations before income taxes	(2,226)	(5,175)
Income tax	—	—

Net loss	(2,226)	(5,175)
Preferred stock cumulative dividend	—	(357)

Net loss attributable to common stockholders	$(2,226)	$(5,532)

Weighted average shares outstanding, basic and diluted	36,961,307	19,608,310
Loss per share, basic and diluted	$(0.06)	$(0.28)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(Amounts shown in thousands except share and per share data)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	September 25, 2004	September 27, 2003
		(as Restated, see Note B)
Net sales	$54,622	$48,339
Cost of sales	31,867	28,934

Gross profit	22,755	19,405

Selling, general and administrative expenses	24,294	23,672
Non-cash compensation expense	103	775
Other charges	(790)	—
Depreciation and amortization	1,674	1,712

Total operating expenses	25,281	26,159

Operating loss	(2,526)	(6,754)
Interest and other financial costs, net	(2,172)	(2,209)

Loss from operations before income taxes	(4,698)	(8,963)
Income tax	—	—

Net loss	(4,698)	(8,963)
Preferred stock cumulative dividend	—	(715)

Net loss attributable to common stockholders	$(4,698)	$(9,678)

Weighted average shares outstanding, basic and diluted	36,961,307	19,608,310
Loss per share, basic and diluted	$(0.13)	$(0.49)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(Amounts shown in thousands)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	September 25, 2004	September 27, 2003
		(as Restated, see Note B)
Cash flows from operating activities:
Net loss	$(4,698)	$(8,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,674	1,712
Amortization of debt costs	299	172
Provision for doubtful accounts	163	120
Non-cash compensation expense related to warrants and Birks sale of stock	103	775
Gain on sale of fixed assets	(18)	(17)
Decrease (increase) in assets:
Accounts receivable	1,293	343
Inventories	(2,007)	(10,633)
Other assets	524	1,214
(Decrease) increase in liabilities:
Accounts payable	884	5,922
Accrued expenses and other long term liabilities	(2,657)	1,807

Net cash used in continuing operations	(4,440)	(7,548)
Net cash used in discontinued operations	—	(527)

Net cash used in operating activities	(4,440)	(8,075)

Cash flows from investing activities:
Capital expenditures	(555)	(544)
Proceeds from sale of fixed assets	18	17

Net cash used in investing activities	(537)	(527)

Cash flows from financing activities:
Borrowings under line of credit	61,421	62,780
Line of credit repayments	(56,434)	(53,879)
Payment of commitment fee related to line of credit	(358)	(281)

Net cash provided by financing activities	4,629	8,620

Net (decrease) increase in cash and cash equivalents	(348)	18
Cash and cash equivalents at beginning of year	1,448	1,058

Cash and cash equivalents at end of period	$1,100	$1,076

Supplemental cash flow information:
Interest paid	$2,179	$2,189

Non-cash investing and financing activities:
Property acquired with debt	$231	$130

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Nature of Business

     Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of September 25, 2004 and March 27, 2004, and for the thirteen and twenty-six week periods ended September 25, 2004 and September 27, 2003 have not been audited by a Registered Public Accounting Firm, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen and twenty-six week periods ended September 25, 2004 and September 27, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended March 27, 2004. Certain reclassifications were made to the prior period’s consolidated condensed balance sheet to conform to the current period presentation.

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

B. Restatements

     The accompanying consolidated financial statements for the thirteen and twenty-six weeks ended September 27, 2003 have been restated to properly account for and/or disclose the following:

•	As more fully discussed in Note F, Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, granted rights to receive warrants to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation expense for the thirteen and twenty-six weeks ended September 27, 2003 related to these warrants was approximately $775,000. Previously to this restatement, the Company had not properly identified the granting of these rights to receive warrants by Birks as a transaction effecting the Company’s consolidated financial statements and accordingly had not recognized compensation expense for these warrants.

•	The Company corrected the fair value of common stock warrants issued to approximately $3.8 million from $1.0 million and recognized a beneficial conversion feature for the Series A Preferred Stock as a result of the valuation of the warrants. The beneficial conversion resulted in a non-cash dividend to Birks at the time of the investment since the Series A Preferred Stock were convertible immediately.

•	The Company restated its proforma information for the thirteen and twenty-six weeks ended September 27, 2003 to reflect the expense of the previously mentioned warrants as calculated using the fair value method as prescribed in SFAS No. 123. See Note C.

     The following information presents the impact of the non-cash compensation expense discussed above on the Company’s financial information as originally reported for the thirteen and twenty-six weeks ended September 27, 2003:

	Thirteen Weeks Ended
	September 27, 2003
	(as Previously	(as Restated)
	Reported)
Non-cash compensation expense		775

Operating loss	(3,259)	(4,034)
Interest and other income	4	4
Interest and other financial costs	(1,145)	(1,145)

Loss before income taxes	(4,400)	(5,175)
Income taxes

Loss from continuing operations	(4,400)	(5,175)
Loss from discontinued operations

Net loss	(4,400)	(5,175)
Preferred stock cumulative dividend	(357)	(357)

Net loss attributable to common stockholders	$(4,757)	$(5,532)

Loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.28)
Discontinued operations	(0.00)	(0.00)

	$(0.24)	$(0.28)

	Twenty-six Weeks Ended
	September 27, 2003
	(as Previously	(as Restated)
	Reported)
Non-cash compensation expense		775

Operating loss	(5,979)	(6,754)
Interest and other income	64	64
Interest and other financial costs	(2,273)	(2,273)

Loss before income taxes	(8,188)	(8,963)
Income taxes

Loss from continuing operations	(8,188)	(8,963)
Loss from discontinued operations

Net loss	(8,188)	(8,963)
Preferred stock cumulative dividend	(715)	(715)

Net loss attributable to common stockholders	$(8,903)	$(9,678)

Loss per share, basic and diluted:
Continuing operations	$(0.45)	$(0.49)
Discontinued operations	(0.00)	(0.00)

	$(0.45)	$(0.49)

C. Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. No stock-based compensation cost has been recognized for such plans in the accompanying consolidated condensed statements of operations as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” the following tables estimate the pro-forma effect on net loss and loss per share had the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (amount shown in thousands except for per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	September 25, 2004	September 27, 2003
		(as Restated, see Note B)
	(In thousands, except for per share amounts)
Net loss attributable to common stockholders as reported	$(2,226)	$(5,532)
(Add back) deduct non-cash compensation (credit) expense for warrants recorded pursuant to APB 25	(193)	775

Adjusted net loss	(2,419)	(4,757)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(91)	(381)

Pro-forma net loss	$(2,510)	$(5,138)

Loss per share
As reported basic and diluted:	$(0.06)	$(0.28)

Pro-forma basic and diluted:	$(0.07)	$(0.26)

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	September 25, 2004	September 27, 2003
		(as Restated, see Note B)
	(In thousands, except for per share amounts)
Net loss attributable to common stockholders as reported	$(4,698)	$(9,678)
(Deduct) add back non-cash compensation (credit) expense for warrants recorded pursuant to APB 25	(32)	775

Adjusted net loss	(4,730)	(8,903)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(227)	(778)

Pro-forma net loss	$(4,957)	$(9,681)

Loss per share
As reported basic and diluted:	$(0.13)	$(0.49)

Pro-forma basic and diluted:	$(0.13)	$(0.49)

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen and twenty-six weeks ended September 27, 2003: expected volatility of 96%, risk-free interest rate of 3.09%, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were no options granted during the thirteen and twenty-six weeks ended September 25, 2004. There were 40,000 options granted during the thirteen and twenty-six weeks ended September 27, 2003. The fair value of each warrant grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 49.2%, risk-free interest rate of 4.48%, expected lives of approximately twenty years and a dividend yield of zero. The weighted average fair value of warrants granted during Fiscal 2002 was $0.26.

D.	Term Loan and Credit Facility

     As of September 25, 2004, the Company had a $58 million working capital credit facility with Bank of America (formerly known as Fleet) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the junior secured term loan, an interest reduction on the Bank of America-GMAC portion of the credit facility, the elimination of a financial covenant and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the credit facility as of September 25, 2004 was 5.25% (prime plus 0.5%). The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

     After accounting for the borrowing restrictions described above, the Company had approximately $56.5 million of borrowing capacity under its facility and, after netting the outstanding borrowings of $38.0 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $18.0 million.

E.	Inventories

     Inventories are summarized as follows:

	(amounts shown in thousands)
	September 25,	March 27,
	2004	2004
Raw materials	$1,141	$1,413
Finished goods	81,691	79,410

	$82,832	$80,825

In addition, the Company held inventory on consignment at September 25, 2004 and March 27, 2004 with a cost of approximately $11,804,000 and $11,460,000, respectively.

F.	Related Party Transactions

     On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was originally convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. Of the net proceeds raised of $13.55 million, a fair value of $3.8 million has been allocated to the warrants. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under Section 4(2) of the Securities Act of 1933, as amended. Birks had entered into a Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above-described securities issued to Birks.

     On November 1, 2002 and March 14, 2003 Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the granted warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants which is based on the change in market value of the underlying stock. Non-cash compensation credit for the thirteen and twenty-six weeks ended September 25, 2004 related to these warrants was $193,000 and $32,000, respectively. As of September 25, 2004, the number of warrants increased to 4,771,572, of which 4,518,889 were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions as of September 25, 2004.

     On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of September 25, 2004.

     On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in non-cash compensation expense in the unaudited Consolidated Condensed Statement of Operations for the twenty-six weeks ended September 25, 2004.

     The Series A Preferred provided that the holders of the Series A Preferred were entitled to receive dividends on each share of Series A Preferred at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. During the thirteen and twenty-six weeks ended September 27, 2003, approximately $357,000 and $715,000, respectively, of dividends were cumulated and reflected in the unaudited Consolidated Condensed Statement of Operations for that period.

     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. This exchange took place in order to effectuate the early payment of dividends already earned by Birks. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. Birks entered into an Amendment to the Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above described securities issued to Birks. As of September 25, 2004, the Series A-1 Preferred were convertible into 51,442,085 shares of common stock of the Company which includes an adjustment under the anti-dilution provision of the Series A-1 Preferred. Upon conversion of the Series A Preferred, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

     In connection with the exchange of Series A Preferred, Birks agreed to (a) reimburse the Company in full for all transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend for one year on the Series A-1 Preferred. Therefore, there are no cumulative dividends affecting net loss attributable to common stockholders for the thirteen and twenty-six weeks ended September 25, 2004.

     Mayor’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Supply Chain Operations, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. As of July 2004, the VP-Retail began serving in a similar capacity for Birks as for Mayor’s and the Group VP-Category Management began assisting Birks in the category management of Birks’ branded watch business. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

     Mayor’s incurred a receivable of approximately $30,000 and $22,000, respectively, during the thirteen and twenty-six weeks ended September 25, 2004, and a payable of $40,000 and $57,000, respectively, during the thirteen and twenty-six weeks ended September 27, 2003, of net costs from Birks related to advisory, management and corporate services pursuant to a Management Expense Reimbursement Agreement which was net of expenses charged to Birks from Mayor’s for similar services. Also, during the thirteen and twenty-six weeks ended September 25, 2004, Mayor’s purchased approximately $386,000 and $714,000, respectively, and $230,000 and $258,000, respectively, during the thirteen and twenty-six weeks ended September 27, 2003, of merchandise from Birks pursuant to a Manufacturing & Sale Agreement. As of September 25, 2004, the Company owed Birks $488,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s.

     On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Management Agreement”) with Regaluxe Investment Sarl (“Regaluxe”), a company incorporated under the laws of Luxembourg, which became effective on May 1, 2004. Under the Management Agreement, Regaluxe provides advisory, management and corporate services to the Company. During the thirteen and twenty-six weeks ended September 25, 2004, the Company incurred costs of $125,000 and $250,000 related to such services.

     Regaluxe is the controlling shareholder of Henry Birks & Sons Holdings Inc. which is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Management Agreement with Regaluxe.

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

Executive Overview

     Mayor’s currently operates 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition and consolidation both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brand business comprises a significant portion of the Company’s business, which management believes is a result of the Company’s ability to effectively market high-end watches. If, for any reason, the Company is unable to obtain or sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results.

     The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The negative performance of a mall could have an adverse effect on Mayor’s operations, caused by events such as the loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic. In addition, other factors outside of the Company’s control may negatively impact the Company’s operations, including, but not limited to, hurricanes. The Company’s operations were negatively impacted by three hurricanes in the second fiscal quarter ended September 25, 2004 which caused the closure of 24 stores at various dates resulting in lost revenues.

     One of the Company’s core strategies is to continue to increase gross profit and gross margin (gross profit as a percentage of sales) over the next several years. The Company’s strategy for gross profit and gross margin improvement is to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power, manufacturing more fine jewelry items in-house, increasing sales of exclusive and brand merchandise, and to move the mix of sales towards higher margin jewelry items, including a renewed focus on the bridal business. In addition, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as the cost of financing inventory and inventory markdowns are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross profit and gross margin will be successful. In addition, the Company is focusing on controlling and decreasing, where appropriate, operating costs which include the sharing of services of certain officers and other members of senior management with Birks. The relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies.

     The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of the Company’s earnings generated during the third fiscal quarter holiday selling season and, therefore, the results of the Company’s operations for the thirteen and twenty-six weeks ended September 25, 2004 and September 27, 2003 are not necessarily indicative of the results of the entire fiscal year.

Results of Operations

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

     Thirteen and Twenty-six Weeks Ended September 25, 2004 compared to the Thirteen and Twenty-six Weeks Ended September 27, 2003
(as Restated, see Explanatory Note, page 1)

     The Company’s net sales for the thirteen and twenty-six weeks ended September 25, 2004 were $25.5 million and $54.6 million, respectively, compared to $23.8 million and $48.3 million, respectively, for the thirteen and twenty-six weeks ended September 27, 2003. The increase in revenues for the thirteen and twenty-six weeks ended September 25, 2004 is primarily due to the result of an effective mix of merchandising and an increase of the units of inventory in stores, due in part to the improved financial position of the Company, enhanced marketing and customer events, and increased consumer confidence and spending compared to the same period last year. Comparable store sales (sales in stores open in both thirteen and twenty-six week periods), increased 5.3% and 12.0%, respectively, as compared to the thirteen and twenty-six week periods ended September 27, 2003. This increase in net sales was achieved despite the closure of stores due to Hurricanes Charley, Frances and Jeanne in the thirteen weeks ended September 25, 2004, which amounted to an equivalent of 6 business days per store, for approximately 24 stores. These store closures occurred primarily on weekends, including the Labor Day holiday weekend. Comparable store sales adjusted for the days stores were closed due to the hurricanes increased by 11.5% and 15.1% for the thirteen and twenty-six week period ended September 25, 2004, respectively, as compared to the thirteen and twenty-six weeks ended September 27, 2003.

     Gross profit was $10.6 million, or 41.6% of sales and $22.8 million, or 41.7% of sales, respectively, for the thirteen and twenty-six weeks ended September 25, 2004 compared to $9.5 million, or 39.9% of sales and $19.4 million, or 40.1% of sales, respectively, for the thirteen and twenty-six weeks ended September 27, 2003. The Company believes the increase in gross profit and gross margin is primarily due to the continued successful execution of merchandising strategies which began to be implemented last fiscal year.

     Selling, general and administrative expenses were $11.9 million, or 46.7% of net sales and $24.3 million, or 44.5% of net sales, respectively, for the thirteen and twenty-six weeks ended September 25, 2004 compared to $11.9 million, or 49.8% of net sales and $23.7 million, or 49.0% of net sales, respectively, for the thirteen and twenty-six weeks ended September 27, 2003. The increase in selling, general and administrative expenses for the twenty-six weeks ended September 25, 2004 is primarily a result of the increase in variable costs related to the increase in sales and expanded marketing efforts. The decrease in selling, general and administrative expenses as a percentage of sales for the thirteen and twenty-six weeks ended September 25, 2004 is due to the positive impact of leveraging the incremental sales against that portion of the operating expenses which are fixed.

     Non-cash compensation (credit) expense was ($193,000) and $103,000 for the thirteen and twenty-six weeks ended September 25, 2004, respectively. Non-cash compensation credit for the thirteen week period ended September 25, 2004 resulted from the decrease in the intrinsic value of vested warrants assigned by Birks to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company based on the market value of the underlying stock. Non-cash compensation expense for the twenty-six weeks also includes the private sale of the Company’s stock owned by Birks which resulted in non-cash compensation expense of $135,000 recorded by the Company, which represented the difference between the market value of the stock and the selling price at the date of the sale. Non-cash compensation expense was $775,000 for the thirteen and twenty-six weeks ended September 27, 2003.

     Other charges for the thirteen and twenty-six weeks ended September 25, 2004 was $0.8 of income as a result of the settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

     Depreciation and amortization expenses were $0.8 million and $1.7 million, respectively, for the thirteen and twenty-six weeks ended September 25, 2004 compared to $0.9 million and $1.7 million, respectively, for the thirteen and twenty-six weeks ended September 27, 2003.

     Interest and other financial costs, net were $1.1 million and $2.2 million, respectively, for the thirteen and twenty-six weeks ended September 25, 2004 compared to $1.2 million and $2.2 million, respectively, for the thirteen and twenty-six weeks ended September 27, 2003.

Liquidity and Capital Resources

     As of September 25, 2004, the Company had a $58 million working capital credit facility with Bank of America (formerly known as Fleet) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the Tranche B Loan, an interest reduction on the Bank of America-GMAC portion of the credit facility, the elimination of a financial covenant and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the credit facility as of September 25, 2004 was 5.25% (prime plus 0.5%). The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

     After accounting for the foregoing borrowing restrictions, the Company had approximately $56.5 million of borrowing capacity under its facility and, after netting the outstanding borrowings of $38.0 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $18.0 million. The Company relies on its short term borrowings under the credit facility to finance its operations on a day to day basis. Substantially all of the assets of the Company have been pledged under the facility and term loan.

     During the twenty-six weeks ended September 25, 2004, cash flows from continuing operating activities used $4.4 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the twenty-six weeks ended September 25, 2004, the decrease in accrued expenses and the increase in inventories to prepare for the upcoming holiday selling season offset by the decrease in accounts receivable and the increase in accounts payable primarily related to the purchase of inventories. During the twenty-six weeks ended September 27, 2003, cash flows from continuing operating activities used $7.5 million in cash. Cash flows for discontinued operations used $0.5 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the twenty-six weeks ended September 27, 2003, the increase in inventories, offset by the increase in accounts payable and accrued expenses.

     Net cash used in investing activities was $0.5 million during both the twenty-six weeks ended September 25, 2004 and September 27, 2003 and were primarily related to capital expenditures.

     Net cash provided by financing activities of $4.6 million and $8.6 million during the twenty-six weeks ended September 25, 2004 and September 27, 2003, respectively, related to net borrowings under the credit facility driven by the improved cash flows from the results of operations.

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

FORWARD-LOOKING STATEMENTS

     This report and other written reports and releases and oral statements made from time to time by the Company contain forward-looking statements which can be identified by their use of words like “plans,” “expects,” “believes,” “will,” “anticipates,” “intends,” “projects,” “estimates,” “could,” “would,” “may,” “planned,” “goal,” and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about the Company’s strategies for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements. These include statements regarding the Company’s expectation for no aberrations in earnings results, strong sales, margin and earning results for the remainder of the fiscal year, success of the Company’s marketing and business strategies, and future growth and profitability.

     No forward-looking statement is guaranteed and actual results may vary materially. Such statements are made as of date provided, and the Company assumes no obligation to update any forward-looking statements to reflect future developments or circumstances. One must carefully consider such statements and understand that many factors could cause actual results to differ from the forward-looking statements, such as inaccurate assumptions and other risks and uncertainties, some known and some unknown. These risks and uncertainties include the possibility of additional hurricanes or other natural disasters, the Company’s ability to maintain strong sales, margins and earnings throughout the remainder of the fiscal year, the ability of the Company to maintain strong growth and profitability, and the Company’s ability to compete with other jewelers.

     In addition, one should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission, especially on Form’s 10-K, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K and Part I, Item 2 of the Form’s 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

     The Company’s credit facility accrues interest at floating rates, currently based upon prime plus .5%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of September 25, 2004 would increase or decrease earnings per share by approximately $380,000 or $.01 per share.

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

Item 4. Submission of Matters to a Vote of Security Holders

          On July 27, 2004, the Company held its 2004 Annual Meeting of Stockholders in New York, New York. Only holders of record of Common Stock and Preferred Stock on June 18, 2004 (the “Record Date”) were entitled to vote at the Annual Meeting. Each holder of record of Common Stock at the close of business on the Record Date was entitled to one vote per share on each matter voted upon by the stockholders at the Annual Meeting. Each holder of record of Preferred Stock at the close of business on the Record Date was entitled to vote the number of votes equal to the number of votes such holder could cast if such holder converted all of its shares of Preferred Stock into shares of Common Stock on each matter submitted to stockholders for approval at the Annual Meeting, except the election of the Directors of the Company. As of the Record Date, there were 36,961,307 shares of Common Stock outstanding and 15,050 shares of Series A-1 Preferred Stock outstanding which were convertible into an aggregate 50,166,667 shares of Common Stock.

          The following matters were submitted for a vote by security holders:

     Proposal 1: The stockholders of the Company elected as director Judith R. MacDonald to serve a term expiring in 2007. The election of the director by the stockholders was by the following votes:

Director	For	Withheld
Judith R. MacDonald	34,568,774	10,138

     In addition to the above persons, the following are directors whose term of office continued after the Annual Meeting: Thomas A. Andruskevich, Dr. Lorenzo Rossi di Montelera, Filippo Recami, Elizabeth M. Eveillard, Emily Berlin, Massimo Ferragamo, Stephen M. Knopik and Ann Spector Lieff. There were no broker non-votes with respect to this proposal.

     Proposal 2: The stockholders approved the Company’s 2004 Long-Term Incentive Plan for its employees, officers and directors by a vote of 69,157,461 shares in favor, 1,673,345 shares against, 8,677 shares abstaining and 15,043,860 broker non-votes.

     Proposal 3: The stockholders ratified KPMG LLP as independent auditors of the Company for the fiscal year ending March 26, 2005 by a vote of 85,871,576 shares in favor, 5,588 shares against and 6,179 shares abstaining. There were no broker non-votes with respect to this proposal.

Item 6. Exhibits

List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

10.1	Fourth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of September 7, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the Domestic Subsidiaries of the Company and the Company. Incorporated by reference to the Form 8-K filed on September 13, 2004.

10.2	Second Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of June 6, 2003, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the Domestic Subsidiaries of the Company and the Company.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)

By:	/s/ Thomas A. Andruskevich Chairman of the Board, President and
Chief Executive Officer

Date: January 7, 2005