Form 10-Q
period 2004-12-25
MAYORS JEWELERS INC/DE
filed 2005-02-08
CIK 817946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended December 25, 2004

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

36,991,592 SHARES OF COMMON STOCK ($.0001 PAR VALUE)

AS OF FEBRUARY 4, 2005

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED DECEMBER 25, 2004

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

(Amounts shown in thousands except share and per share data)

	December 25, 2004	March 27, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,187	$1,448
Accounts receivable (net of allowance for doubtful accounts of $1,156 and $999, at December 25, 2004 and March 27, 2004, respectively)	7,513	6,446
Inventories	83,258	80,825
Other current assets	1,586	1,194

Total current assets	99,544	89,913

Property, net	13,778	14,634
Other assets	591	668

Total non-current assets	14,369	15,302

Total assets	$113,913	$105,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,267	$13,833
Accrued expenses	9,591	9,457
Credit facility	31,913	33,005

Total current liabilities	63,771	56,295

Other long term liabilities	2,487	2,768
Term loan	12,668	12,668

Total long term liabilities	15,155	15,436

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized and issued at December 25, 2004 and March 27, 2004, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,945,261 issued at December 25, 2004 and March 27, 2004	5	5
Additional paid-in capital	206,939	206,981
Accumulated deficit	(142,557)	(144,102)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	34,987	33,484

Total liabilities and stockholders’ equity	$113,913	$105,215

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Amounts shown in thousands except share and per share data)

	Thirteen Weeks Ended December 25, 2004	Thirteen Weeks Ended December 27, 2003
Net sales	$57,237	$50,318
Cost of sales	32,378	29,070

Gross profit	24,859	21,248

Selling, general and administrative expenses	16,044	15,234
Non-cash compensation credit	(145)	(45)
Other operating expenses (income), net	722	—
Depreciation and amortization	818	813

Total operating expenses	17,439	16,002

Operating income	7,420	5,246
Interest and other income	12	2
Interest and other financial costs	(1,189)	(1,183)

Net income	6,243	4,065
Preferred stock cumulative dividend	—	(357)

Net income attributable to common stockholders	$6,243	$3,708

Weighted average shares outstanding:
Basic	36,961,307	29,333,616
Diluted	95,582,537	88,077,141

Income per share:
Basic	$0.17	$0.13

Diluted	$0.07	$0.04

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Amounts shown in thousands except share and per share data)

	Thirty-nine Weeks Ended December 25, 2004	Thirty-nine Weeks Ended December 27, 2003
Net sales	$111,859	$98,657
Cost of sales	64,245	58,003

Gross profit	47,614	40,654

Selling, general and administrative expenses	40,337	38,872
Non-cash compensation (credit) expense	(42)	730
Other operating expenses (income), net	(68)	—
Depreciation and amortization	2,492	2,525

Total operating expenses	42,719	42,127

Operating income (loss)	4,895	(1,473)
Interest and other income	18	30
Interest and other financial costs	(3,368)	(3,456)

Net income (loss)	1,545	(4,899)
Preferred stock cumulative dividend	—	(1,072)

Net income (loss) attributable to common stockholders	$1,545	$(5,971)

Weighted average shares outstanding:
Basic	36,961,307	22,850,079
Diluted	95,654,272	22,850,079

Income (loss) per share:
Basic	$0.04	$(0.26)

Diluted	$0.02	$(0.26)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Amounts shown in thousands)

	Thirty-nine Weeks Ended December 25, 2004	Thirty-nine Weeks Ended December 27, 2003
Cash flows from operating activities:
Net income (loss)	$1,545	$(4,899)
Adjustments to reconcile net income (loss) to net provided by operating activities:
Depreciation and amortization	2,492	2,525
Amortization of debt costs	430	297
Provision for doubtful accounts	413	244
Non-cash compensation (credit) expense related to warrants and Birks sale of stock	(42)	730
Gain on sale of fixed assets	(18)	(35)
(Increase) decrease in assets:
Accounts receivable	(1,480)	(3,452)
Inventories	(2,433)	(6,390)
Other assets	(387)	1,488
Increase (decrease) in liabilities:
Accounts payable	8,434	7,918
Accrued expenses and other long term liabilities	(147)	3,047

Net cash provided by continuing operations	8,807	1,473
Net cash used in discontinued operations	—	(527)

Net cash provided by operating activities	8,807	946

Cash flows from investing activities:
Capital expenditures	(1,636)	(807)
Proceeds from sale of fixed assets	18	35

Net cash used in investing activities	(1,618)	(772)

Cash flows from financing activities:
Borrowings under line of credit	104,930	102,804
Line of credit repayments	(106,022)	(99,883)
Payment of commitment fee related to line of credit	(358)	(281)

Net cash (used in) provided by financing activities	(1,450)	2,640

Net increase in cash and cash equivalents	5,739	2,814
Cash and cash equivalents at beginning of period	1,448	1,058

Cash and cash equivalents at end of period	$7,187	$3,872

Supplemental cash flow information:
Interest paid	$3,224	$3,412

Non-cash investing and financing activities:
Property acquired with debt	$231	$130

Common stock issued pursuant to cashless exercise of warrants	$—	$2

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of December 25, 2004 and March 27, 2004, and for the thirteen and thirty-nine week periods ended December 25, 2004 and December 27, 2003 have not been audited by a Registered Public Accounting Firm, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen and thirty-nine week periods ended December 25, 2004 and December 27, 2003 are not necessarily indicative of annual results because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K/A for the year ended March 27, 2004. Certain reclassifications were made to the prior period’s consolidated condensed balance sheet and consolidated statements of operations to conform to the current period presentation.

Mayor’s is primarily engaged in the sale of fine jewelry, timepieces and giftware. The Company operates 28 locations in South and Central Florida and metropolitan Atlanta, Georgia.

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

	Thirteen Weeks Ended December 25, 2004	Thirteen Weeks Ended December 27, 2003
	(In thousands, except for per share amounts)
Net income attributable to common stockholders as reported	$6,243	$3,708
Adjust for non-cash compensation credit for warrants recorded pursuant to APB 25	(145)	(45)

Adjusted net income	6,098	3,663
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(73)	(372)

Pro-forma net income	$6,025	$3,291

Income per share
As reported basic:	$0.17	$0.13

As reported diluted:	$0.07	$0.04

Pro-forma basic:	$0.16	$0.11

Pro-forma diluted:	$0.06	$0.04

	Thirty-nine Weeks Ended December 25, 2004	Thirty-nine Weeks Ended December 27, 2003
	(In thousands, except for per share amounts)
Net income (loss) attributable to common stockholders as reported	$1,545	$(5,971)
Adjust for non-cash compensation (credit) expense for warrants recorded pursuant to APB 25	(177)	730

Adjusted net income (loss)	1,368	(5,241)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(278)	(1,150)

Pro-forma net income (loss)	$1,090	$(6,391)

Income (loss) per share
As reported basic:	$0.04	$(0.26)

As reported diluted:	$0.02	$(0.26)

Pro-forma basic:	$0.03	$(0.28)

Pro-forma diluted:	$0.01	$(0.28)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the thirteen and thirty-nine weeks ended December 27, 2003: expected volatility of 96%, risk-free interest rate of 3.15%, expected lives of approximately five years and a dividend yield of zero for the periods presented. There were no options granted during the thirteen and thirty-nine weeks ended December 25, 2004. There were 50,000 and 90,000 options granted during the thirteen and thirty-nine weeks ended December 27, 2003, respectively. The fair value of each warrant grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 49.2%, risk-free interest rate of 4.48%, expected lives of approximately twenty years and a dividend yield of zero.

C. Term Loan and Credit Facility

As of December 25, 2004, the Company had a $58 million working capital credit facility with Bank of America (formerly known as Fleet) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the junior secured term loan, an interest reduction on the Bank of America-GMAC portion of the credit facility, the elimination of a financial covenant and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the credit facility as of December 25, 2004 was 5.25% (prime plus 0.5%). The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

After accounting for the borrowing restrictions described above, the Company had approximately $55.9 million of borrowing capacity under its facility and, after netting the outstanding borrowings of $31.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $23.4 million.

D. Inventories

Inventories are summarized as follows:

	(amounts shown in thousands)
	December 25, 2004	March 27, 2004
	Company Owned	Company Owned
Raw materials	$1,026	$1,415
Finished goods	82,232	79,410

	$83,258	$80,825

In addition, the Company held inventory on consignment at December 25, 2004 and March 27, 2004 with a cost of approximately $14,614,000 and $11,460,000, respectively.

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

On November 1, 2002 and March 14, 2003 Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the granted warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants are subject to variable accounting rules due to their cashless exercise feature which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants in proration to the level of services provided by the individuals to the Company, which is based on the change in market value of the underlying stock. Non-cash compensation (credit) for the thirteen and thirty-nine weeks ended December 25, 2004 related to these warrants was ($145,000) and ($177,000), respectively. Non-cash compensation (credit) expense for the thirteen and thirty-nine weeks ended December 27, 2003 related to these warrants was ($45,000) and $730,000, respectively. As of December 25, 2004, the number of warrants was 4,771,572, of which 4,696,354 were vested, and the exercise price was $0.29. On January 1, 2005, the number of warrants increased to 4,776,900 as a result of the sale and issuance of 30,285 shares of common stock pursuant to the Company’s Employee Stock Purchase Plan and the grant of 80,000 stock options to the Company’s non-employee Directors on such date. The exercise price remained at $0.29.

On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,195, 305,976 and 305,976 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of December 25, 2004. On January 1, 2005, the number of warrants increased to 288,517, 306,317 and 306,317, as a result of the sale and issuance of 30,285 shares of common stock pursuant to the Company’s Employee Stock Purchase Plan and the grant of 80,000 stock options to the Company’s non-employee Directors on such date. The exercise prices remained at $0.29, $0.34 and $0.39, respectively.

On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, who later became an employee of Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in non-cash compensation (credit) expense in the unaudited Consolidated Condensed Statement of Operations for the thirty-nine weeks ended December 25, 2004.

The Series A Preferred provided that the holders of the Series A Preferred were entitled to receive dividends on each share of Series A Preferred at a rate per annum of $95 per share which equates to approximately $1.4 million annually, a 9.5% yield on the $15,050,000 investment. During the thirteen and thirty-nine weeks ended December 27, 2003, approximately $357,000 and $1,072,000, respectively, of dividends were cumulated and reflected in the unaudited Consolidated Condensed Statement of Operations for that period.

On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. This exchange took place in order to effectuate the early payment of dividends already earned by Birks. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. Birks entered into an Amendment to the Registration Rights Agreement with the Company, whereby Birks has the right to require the Company to register all of the shares underlying the above described securities issued to Birks. As of December 25, 2004, the Series A-1 Preferred were convertible into 51,442,085 shares of common stock of the Company which includes an adjustment pursuant to the anti-dilution provision of the Series A-1 Preferred. On January 1, 2005, the number of shares of common stock the Series A-1 Preferred is convertible into 51,499,525 shares as a result of the sale and issuance of 30,285 shares of common stock pursuant to the Company’s Employee Stock Purchase Plan and the grant of 80,000 stock options to the Company’s non-employee Directors on such date. Upon conversion of the Series A-1 Preferred, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

In connection with the exchange of Series A Preferred, Birks agreed to (a) reimburse the Company in full for all transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend for one year on the Series A-1 Preferred. Therefore, there are no cumulative dividends affecting net loss attributable to common stockholders for the thirteen and thirty-nine weeks ended December 25, 2004.

Mayor’s Chief Executive Officer, Group VP-Finance, Group VP-Supply Chain Operations, Group VP-Strategy and Business Development, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. As of July 2004, the VP-Retail Store Operations began serving in a similar capacity for Birks as for Mayor’s and the Group VP-Category Management began assisting Birks in the category management of Birks’ branded watch business. The Chief Financial Officer of Birks served in the same capacity for the Company through December 16, 2004, at which time the Company appointed an interim Chief Financial Officer. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s, serves as the Chairman of the Board of Directors of Birks.

During the thirteen and thirty-nine week period ended December 25, 2004, Mayor’s charged Birks approximately $44,000 and $66,000, respectively, for net costs related to advisory, management and corporate services pursuant to a Management Expense Reimbursement Agreement, which was net of expenses charged from Birks for similar services. During the thirteen and thirty-nine weeks ended December 27, 2003, Mayor’s incurred approximately $25,000 and $83,000, respectively, of net costs from Birks related to similar services which was net of expenses charged to Birks from Mayor’s. Also, during the thirteen and thirty-nine weeks ended December 25, 2004, Mayor’s purchased approximately $6,842,000 and $8,594,000, respectively, and $214,000 and $472,000, during the thirteen and thirty-nine weeks ended December 27, 2003, respectively, of merchandise from Birks pursuant to a Manufacturing & Sale Agreement. As of December 25, 2004, the Company owed Birks $1,880,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s.

On April 22, 2004, the Company entered into a Management Consulting Services Agreement (the “Management Agreement”) with Regaluxe Investment Sarl (“Regaluxe”), a company incorporated under the laws of Luxembourg, which became effective on May 1, 2004. Under the Management Agreement, Regaluxe provides advisory, management and corporate services to the Company. During the thirteen and thirty-nine weeks ended December 25, 2004, the Company incurred costs of $125,000 and $375,000 related to such services. The Management Agreement contains a provision that requires the parties to reevaluate the fees and make adjustments to the fees as they deem necessary should the U.S. to Euro exchange rate increase to and remain above $1.3U.S./1 Euro or decrease to and remain below $1U.S./1 Euro for 15 consecutive business days. As of February 3, 2005, the exchange rate was $1.3U.S./1 Euro, however, in December 2004, the exchange rate was above $1.3U.S./1 Euro for greater than 15 consecutive days, and as such the Corporate Governance Committee of the Company approved an adjustment in the management fee of an additional $1,252 for December 2004. There can be no assurance that the exchange rate will remain at or below $1.3U.S./1 Euro; and therefore, the Company may be required to re-evaluate the management fee.

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

F. Other Operating Expenses (Income), Net

Other operating expenses (income), net for the thirteen weeks and thirty-nine weeks ended December 25, 2004 include approximately $0.4 million of expenses incurred related to the restatement of certain reports previously filed with the Securities and Exchange Commission and approximately $0.5 million of expenses incurred related to the potential business combination with Birks. For the thirteen weeks ended December 25, 2004, other operating expenses (income), net included approximately ($0.2) million of income as a result of an adjustment of sales tax contingencies. For the thirty-nine weeks ended December 25, 2004, other operating expenses (income), net included approximately ($1.0) million of income as a result of a settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

G. Legal Proceedings

The Company is from time to time involved in litigation incident to the conduct of its business. In these pending matters, the Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters. On December 1, 2004, the Company was notified that the Securities and Exchange Commission is conducting an informal inquiry regarding the Company. The Securities and Exchange Commission is primarily requesting documents relating to warrants that were issued by the Company to Birks in connection with Birks’ August 20, 2002 equity investment of $15.05 million in the Company, and that were later assigned in part to certain individuals affiliated with Birks, and other relevant documents. The Company intends to fully cooperate with the SEC in its inquiry.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s Annual Report on Form 10-K/A for the year ended March 27, 2004 and other reports filed with the Securities and Exchange Commission.

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

The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The negative performance of a mall could have an adverse effect on Mayor’s operations, caused by events such as the loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores and other economic downturns affecting customer mall traffic. In addition, other factors outside of the Company’s control may negatively impact the Company’s operations, including, but not limited to, a decrease in the level of tourism to the areas in which Mayor’s operates and hurricanes. The Company’s operations were negatively impacted by three hurricanes in the second fiscal quarter ended September 25, 2004 which caused the closure of 24 stores at various dates resulting in lost revenues.

One of the Company’s core strategies is to continue to increase sales, gross profit and gross margin (gross profit as a percentage of sales) over the next several years. The Company’s strategy for sales, gross profit and gross margin improvement is to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power, to manufacture more fine jewelry items in Mayor’s and Birks, to increase sales of exclusive merchandise, and to move the mix of sales towards higher margin jewelry items, including a renewed focus on the bridal business. In addition, the Company expects to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as the cost of financing inventory and inventory markdowns are expected to decrease. However, there can be no assurance that the Company’s strategy to increase sales, gross profit and gross margin will be successful. In addition, the Company is focusing on controlling and decreasing, where appropriate, operating costs which include the sharing of services of certain officers and other members of senior management with Birks. The relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies.

The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of the Company’s earnings generated during the third fiscal quarter holiday selling season, which encompassed the thirteen weeks ended December 25, 2004 and the thirteen weeks ended December 27, 2003 in the prior fiscal year.

Results of Operations

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from those estimates. Those estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various factors that are believed to be reasonable.

The Company has identified certain critical accounting policies below.

Allowance for inventory shrink and slow moving inventory. The allowance for inventory shrink is estimated for the period from the last physical inventory date to the end of the reporting period on a store by store basis and at the Company’s distribution center. Such estimates are based on experience and the shrinkage results from the last physical inventory. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for providing a shrink allowance.

The Company writes down its inventory for estimated slow moving inventory equal to the difference between the cost of inventory and the estimated market value, if less than cost, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Thirteen and Thirty-nine Weeks Ended December 25, 2004 compared to the Thirteen and Thirty-nine Weeks Ended December 27, 2003

The Company’s net sales for the thirteen and thirty-nine weeks ended December 25, 2004 were $57.2 million and $111.9 million, respectively, compared to $50.3 million and $98.7 million, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003. The increase in revenues for the thirteen and thirty-nine weeks ended December 25, 2004 is primarily due to the result of an effective mix of merchandising and an increase of the units of inventory in stores, due in part to the improved financial position of the Company, enhanced marketing and customer events, and the continued increase in consumer confidence and spending compared to the same period last year. Comparable store sales (sales in stores open in both thirteen and thirty-nine week periods), increased 13.5% and 12.8%, respectively, as compared to the thirteen and thirty-nine week periods ended December 27, 2003.

Gross profit was $24.9 million, or 43.4% of sales and $47.6 million, or 42.6% of sales, respectively, for the thirteen and thirty-nine weeks ended December 25, 2004 compared to $21.2 million, or 42.2% of sales and $40.7 million, or 41.2% of sales, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003. The Company believes the increase in gross profit and gross margin is primarily due to the continued successful execution of merchandising strategies.

Selling, general and administrative expenses were $16.0 million, or 28.0% of net sales and $40.3 million, or 36.1% of net sales, respectively, for the thirteen and thirty-nine weeks ended December 25, 2004 compared to $15.2 million, or 30.3% of net sales and $38.9 million, or 39.4% of net sales, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003. The increase in selling, general and administrative expenses for the thirteen and thirty-nine weeks ended December 25, 2004 is primarily a result of the increase in variable costs related to the increase in sales and expanded marketing efforts. The decrease in selling, general and administrative expenses as a percentage of sales for the thirteen and thirty-nine weeks ended December 25, 2004 is due to the positive impact of leveraging the incremental sales against that portion of the operating expenses which are fixed.

Non-cash compensation (credit) was ($145,000) and ($42,000) for the thirteen and thirty-nine weeks ended December 25, 2004, respectively. Non-cash compensation (credit) for the thirteen and thirty-nine week periods ended December 25, 2004 resulted from the decrease in the intrinsic value of vested warrants assigned by Birks to purchase the Company’s common stock to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company based on the market value of the underlying stock. Non-cash compensation expense for the thirty-nine weeks also includes the private sale of the Company’s stock owned by Birks which resulted in non-cash compensation expense of $135,000 recorded by the Company, which represented the difference between the market value of the stock and the selling price at the date of the sale. Non-cash compensation (credit) expense was ($45,000) and $730,000, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003 as a result of the change in the intrinsic value of vested warrants.

Other operating expenses (income), net for the thirteen weeks and thirty-nine weeks ended December 25, 2004 includes approximately $0.4 million of expenses incurred related to the restatement of certain reports previously filed with the Securities and Exchange Commission and approximately $0.5 million of expenses incurred related to the potential business combination with Birks. For the thirteen weeks ended December 25, 2004, other operating expenses (income), net included approximately ($0.2) million of income as a result of an adjustment of sales tax contingencies. For the thirty-nine weeks ended December 25, 2004, other operating expenses (income), net included approximately ($1.0) of income as a result of a settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

Depreciation and amortization expenses were $0.8 million and $2.5 million, respectively, for the thirteen and thirty-nine weeks ended December 25, 2004 which was flat as compared to the thirteen and thirty-nine weeks ended December 27, 2003.

Interest and other financial costs were $1.2 million and $3.4 million, respectively, for the thirteen and thirty-nine weeks ended December 25, 2004 compared to $1.2 million and $3.5 million, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003. Interest and other income were $12,000 and $18,000, respectively, for the thirteen and thirty-nine weeks ended December 25, 2004 compared to $2,000 and $30,000, respectively, for the thirteen and thirty-nine weeks ended December 27, 2003.

Liquidity and Capital Resources

As of December 25, 2004, the Company had a $58 million working capital credit facility with Bank of America (formerly known as Fleet) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the junior secured term loan, an interest reduction on the Bank of America-GMAC portion of the credit facility, the elimination of a financial covenant and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as amended on February

20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the credit facility as of December 25, 2004 was 5.25% (prime plus 0.5%). The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility as well as certain prepayment penalties.

After accounting for the foregoing borrowing restrictions, the Company had approximately $55.9 million of borrowing capacity under its facility and, after netting the outstanding borrowings of $31.9 million and letter of credit commitments of $600,000, the Company had excess borrowing capacity of approximately $23.4 million. The Company relies on its short term borrowings under the credit facility to finance its operations on a day to day basis. Substantially all of the assets of the Company have been pledged under the facility and term loan.

During the thirty-nine weeks ended December 25, 2004, cash flows from continuing operating activities provided $8.8 million in cash. The cash provided by operating activities was primarily the result of the working capital changes and the net income for the thirty-nine weeks ended December 25, 2004; the increase in accounts receivable due to the holiday sales activity and the increase in the inventory position were offset by an increase in accounts payable from purchases of inventories not yet paid. During the thirty-nine weeks ended December 27, 2003, cash flows from continuing operating activities provided $1.5 million in cash. Cash flows for discontinued operations used $0.5 million in cash. The cash provided from operating activities were achieved despite the working capital needs due to the net loss for the thirty-nine weeks ended December 27, 2003, due primarily to the increase in accounts payable and accrued expenses more than offsetting the increases in accounts receivable and inventories.

Net cash used in investing activities was $1.6 million and $0.8 million during the thirty-nine weeks ended December 25, 2004 and December 27, 2003, respectively, and primarily related to capital expenditures.

Net cash used in financing activities of ($1.5) million during the thirty-nine weeks ended December 25, 2004 was a result of net repayments on the credit facility and the payment of related commitment fees. Net cash provided by financing activities for the thirty-nine weeks ended December 27, 2003 was $2.6 and related to net borrowings under the credit facility and the payment of related commitment fees.

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

No forward-looking statement is guaranteed and actual results may vary materially. Such statements are made as of date provided, and the Company assumes no obligation to update any forward-looking statements to reflect future developments or circumstances. One must carefully consider such statements and understand that many factors could cause actual results to differ from the forward-looking statements, such as inaccurate assumptions and other risks and uncertainties, some known and some unknown. These risks and uncertainties include the possibility of additional hurricanes or other natural disasters, the Company’s ability to maintain strong sales, margins and earnings throughout the remainder of the fiscal year, the ability of the Company to maintain strong growth and profitability, the Company’s ability to compete with other jewelers, the successful completion of the proposed transaction between the Company and Birks, the Company’s controlling stockholder and the successful resolution of the informal investigation by the Securities and Exchange Commission previously disclosed by the Company and discussed in further detail below.

The Company is the subject of an informal inquiry by the Securities and Exchange Commission. Responding to the informal inquiry will require significant attention and resources of management. If the Securities and Exchange Commission elects to pursue a formal investigation or an enforcement action, the additional response and the defense could be costly and require additional management resources. If the Company is unsuccessful in resolving this or other investigations or proceedings, it could face civil or criminal penalties that could seriously harm the Company’s business and results of operations.

In addition, one should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission, especially on Form’s 10-K/A, 10-Q/A, 10-Q and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Form 10-K/A and Part I, Item 2 of the Form’s 10-Q/A and 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risks

The Company’s credit facility accrues interest at floating rates, currently based upon prime plus .5%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of December 25, 2004 would increase or decrease earnings per share by approximately $319,000 or less than $.01 per share.

The Company extends credit to its Mayor’s customers under its own revolving charge plan with up to three-year payment terms. Finance charges, when applicable, are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

Foreign Currency Risk

The Company is party to a Management Consulting Services Agreement (the “Management Agreement”) with Regaluxe Investment Sarl which is based in U.S. currency. The Management Agreement contains a provision that requires the parties to reevaluate the fees and make adjustments to the fees as they deem necessary should the U.S. to Euro exchange rate increase to and remain above $1.3U.S./1Euro or decrease to and remain below $1U.S./1 Euro for 15 consecutive business days. As of February 3, 2005, the exchange rate was $1.3U.S./1 Euro, however, in December 2004, the exchange rate was above $1.3U.S./1 Euro for greater than 15 consecutive days, and as such the Corporate Governance Committee of the Company approved an adjustment in the management fee of an additional $1,252 for December 2004. There can be no assurance that the exchange rate will remain at or below $1.3U.S./1 Euro; and therefore, the Company may be required to further reevaluate the management fee. Based on the adjustment scale used for the December 2004 period, for each 10% increase in the exchange rate above $1.3U.S./1 Euro or 10% decrease in the exchange rate below $1U.S./Euro, the management fee would be adjusted by approximately $4,200.

Item 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, for the reason described below, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in reports the Company files or submits under the Securities Exchange Act of 1934.

(b) Changes in Internal Controls. During the financial reporting process associated with the Company’s third fiscal quarter 2004 financial results, the Company determined that certain errors had occurred in the Company’s accounting treatment of certain warrants that were issued by the Company to Henry Birks & Sons Inc. (“Birks”), the Company’s majority stockholder, in connection with Birks’ August 20, 2002 equity investment of $15.05 million in the Company, and later assigned in part to certain individuals affiliated with Birks, and the Company also determined that it should reconsider certain conclusions regarding the allocation of the fair value of the equity investment between the Series A Convertible Preferred Stock (the “Preferred Stock”) and the warrants issued to Birks in connection with the transaction.

The Company’s senior management team (“Management”) conducted a thorough review of the accounting treatment of the warrants and the allocation of the fair value of the equity investment by Birks. The Company has determined that as a result of the assignment of the warrants to those recipients, the Company should have reflected a non-cash compensation adjustment relating to the increase or decrease in the intrinsic value of the warrants that could be attributed to the services provided by the recipients to the Company based on the vesting schedule of the warrants. The increase or decrease in value of these warrants is required to be reflected in the Company’s financial statements as calculated at the end of each reporting period. The Company also concluded that a fair value of approximately $3.8 million should have been allocated to the warrants rather than the original allocation of approximately $1 million, and the Company recognized a beneficial conversion feature for the Preferred Stock as a result of the valuation of the warrants. After becoming aware of these accounting issues, the Audit Committee of the Board of Directors initiated a review with the assistance of independent legal counsel of the circumstances surrounding the assignment of the warrants.

As a result of the foregoing, on January 7, 2005, the Company restated its financial statements for the fiscal quarters ended November 2, 2002, December 27, 2003, and June 26, 2004, the fiscal years ended March 29, 2003 and March 27, 2004, and the selected quarterly financial data for the fiscal quarter ended March 27, 2004.

As a result of these findings, Management, in consultation with the Audit Committee, has concluded that there was a material deficiency, which had not been fully remediated as of the last day of the period covered by this report, in the Company’s internal controls over financial reporting. The Company is in the process of implementing the following remedial actions:

•	Establishing a formal process by which the Company monitors, reviews and documents all contracts, legal agreements and significant transactions between the Company and Birks, the Company and third parties and Birks and third parties;

•	Establishing a procedure to confirm that all of the appropriate documents and information have been properly considered in connection with the preparation, completeness and accuracy of the Company’s consolidated financial statements;

•	Developing a procedure through which an appropriate person in the Company’s Accounting and Reporting Division is apprised on a timely basis of all significant capital transactions, compensation transactions, and significant related party transactions, of the Company and Birks, so that they can make decisions and determinations regarding the accounting and disclosure requirements for the Company, if any, that surround such transactions; and

•	Requiring that an appropriate person in the Company’s Accounting and Reporting Division issue a formal report each quarter to the Company’s Audit Committee on the accounting and reporting matters surrounding all major transactions or legal agreements that the Company entered into since the previous Audit Committee meeting.

Additionally, as previously announced, on December 16, 2004, the Board of Directors of the Company supplemented its GAAP accounting capabilities appointing Lawrence R. Litowitz to serve as Interim Chief Financial Officer and the Principal Accounting Officer of the Company, and the Company reassigned the previous officer performing such duties. The appointment of Mr. Litowitz is considered interim until a permanent Chief Financial Officer is selected.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in litigation incident to the conduct of its business. There are no pending legal proceedings at this time reportable pursuant to this Item 1. Although certain litigation of the Company is routine and incidental, and such litigation can result in large monetary awards for compensatory or punitive damages, the Company believes that no litigation that is currently pending involving the Company will have a material adverse effect on the Company’s financial condition. On December 1, 2004, the Company was notified that the Securities and Exchange Commission is conducting an informal inquiry regarding the Company. The Securities and Exchange Commission is primarily requesting documents relating to warrants that were issued by the Company to Birks in connection with Birks’ August 20, 2002 equity investment of $15.05 million in the Company, and that were later assigned in part to certain individuals affiliated with Birks, and other relevant documents. The Company intends to fully cooperate with the SEC in its inquiry.

Item 6. Exhibits

List of Exhibits:

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

10.1	First Amendment to Employment Agreement dated February 1, 2005, between Thomas Andruskevich and Mayor’s.

10.2	First Amendment to Employment Agreement dated February 1, 2005, between Thomas Andruskevich and Mayor’s.

10.3	Interim Executive Services Agreement between Tatum CFO Partners, LLP and Mayor’s dated December 16, 2004.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC.
(Registrant)

By:	/s/ Thomas A. Andruskevich
Chairman of the Board, President and
Chief Executive Officer

Date: February 8, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Employment Agreement dated February 1, 2005, between Thomas Andruskevich and Mayor’s.

10.2	First Amendment to Employment Agreement dated February 1, 2005, between Thomas Andruskevich and Mayor’s.

10.3	Interim Executive Services Agreement between Tatum CFO Partners, LLP and Mayor’s dated December 16, 2004.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.