Form 10-K
period 2005-03-26
MAYORS JEWELERS INC/DE
filed 2005-06-24
CIK 817946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2005

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

As of September 24, 2004, the aggregate market value of the voting stock beneficially held by non-affiliates of the registrant was $13,211,234. The aggregate market value was computed with reference to the closing price on the American Stock Exchange on such date. Affiliates are considered to be executive officers and directors of the registrant and their affiliates for which beneficial ownership is not disclaimed.

As of June 10, 2005, 36,991,592 shares of common stock were outstanding.

MAYOR’S JEWELERS, INC.

PART I

ITEM 1. BUSINESS

As used in this Report, unless the context requires otherwise, “we,” “us,” “our,” “Mayor’s,” or the “Company,” means Mayor’s Jewelers, Inc. and its consolidated subsidiaries.

General

Mayor’s Jewelers, Inc. is a premier luxury jeweler of fine quality jewelry, watches and giftware founded in 1910. The Company is a Delaware corporation incorporated in 1983 and as of March 26, 2005, operated 28 stores in South and Central Florida and metropolitan Atlanta, Georgia. Mayor’s has a long-established reputation in its core market areas as a premier luxury jeweler offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a premier luxury jeweler, the Company does not sell “costume” or gold filled jewelry; rather, all of its jewelry products are constructed of 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality craftsmanship and design.

Mayor’s distinguishes itself from most of its competitors by offering a larger selection of distinctive higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training of its sales force. Mayor’s designs, develops, manufactures and procures distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling Mayor’s to sell distinctive high quality merchandise often not available from other jewelers in its markets. Additionally, because of its strong relationships with its vendors, Mayor’s is able to secure exclusivity of certain products on a temporary and permanent basis. Management believes it has one of the best-trained staff of sales professionals in the industry as a result of Mayor’s emphasis on classroom training, in-store training and participation in industry-recognized educational programs.

Throughout this document, Fiscal 2004 refers to the Company’s fiscal year ended March 26, 2005. Throughout this document, Fiscal 2003 refers to the Company’s fiscal year ended March 27, 2004. Throughout this document, Fiscal 2002 refers to the fiscal year ended March 29, 2003.

The Company’s corporate headquarters are located at 14051 N.W. 14th Street, Suite 200, Sunrise, Florida 33323, and the Company’s telephone number is (954) 846-8000. The Company entered into a fifteen year lease agreement for a new corporate headquarters located in Tamarac, Florida to commence on the later of the completion date or August 1, 2005.

Products

Mayor’s offers a large selection of distinctive high quality merchandise at many different price points. This merchandise includes designer jewelry, diamond, gemstone, and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, broaches, charms, baby jewelry, timepieces and giftware. The Company has embarked on a strategic program of increasing the array of private label offerings to its customers primarily through bridal, diamond and other fine jewelry as well as gold and sterling silver jewelry to leverage the brand loyalty in its markets and to differentiate its products with unique and exclusive designs. In addition, Mayor’s is able to offer the finest brand name Swiss timepieces that are often not available from other jewelers in its markets. Mayor’s also carries an exclusive collection of high quality bridal jewelry, fine jewelry and watches manufactured by Henry Birks & Sons Inc. (“Birks”), the majority stockholder of Mayor’s.

All of Mayor’s jewelry products are constructed of 18-karat gold, platinum, or sterling silver with significant emphasis on quality craftsmanship and unique design. Mayor’s carries a large selection of brand name watches, including watches made by Rolex, Cartier, Patek Philippe, Jaeger Le Coultre, Baume & Mercier, Breitling, Tag Heuer, Omega, Charriol, Corum, Rado, Chopard, Locman and Raymond Weil. Mayor’s designer jewelry offerings includes jewelry made by David Yurman, Aaron Basha, Charriol, Roberto Coin and DiModolo and a variety of high quality giftware, including writing instruments, accessories and giftware made by Correia, Mont Blanc, Cartier and Cristalleries Royales de Champagne. In addition, Mayor’s has an assortment of fine jewelry designed by its signature designers: Esty, Michele della Valle and Toni Cavelti.

During Fiscal 2004, product category sales as a percentage of net sales were as follows: watches — 53%; fine jewelry — 40%; other — 7%. The Rolex brand, which is included in watch sales, accounted for approximately 38% of Mayor’s total net sales. In Fiscal 2004, Mayor’s purchased merchandise for sale in Mayor’s stores from over 200 suppliers. Many of these suppliers have long-standing relationships with Mayor’s.

Product Development and Sourcing

One of Mayor’s key strategies is to design, develop, source and manufacture as much of our product as possible in order to increase the unique and exclusive items offered by the Company. Mayor’s staff of category managers and Birks’ gemstone acquisition team on behalf of Mayor’s, procure distinctive high quality merchandise directly from manufacturers, diamond cutters, and other suppliers worldwide, enabling Mayor’s to sell fine quality merchandise often not available from other jewelers in its markets. Mayor’s and Birks’ gemstone acquisition teams, product sourcing teams and category managers specialize in sourcing merchandise in categories such as diamonds, precious gemstones, pearls, watches, gold jewelry, and giftware. Retail and merchandising personnel frequently visit both Mayor’s and competitors’ stores to compare value, selection, and service, as well as to observe client reaction to merchandise selection and determine future needs and trends.

Watches

Mayor’s purchases watches from a number of leading manufacturers and suppliers. During Fiscal 2004, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 38% of Mayor’s total net sales. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that provide, among other things, for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion.

Diamond, Gemstone, Pearl and Precious Metal Jewelry

During Fiscal 2004, revenues from sales of diamond, gemstone and precious metal jewelry represented approximately 40% of Mayor’s total net sales. Whenever possible, Mayor’s, directly and through the Birks’ gemstone acquisition team, purchases unset diamonds, gemstones and precious metal jewelry directly from cutters in international markets, such as Antwerp, Bangkok and Tel Aviv, gold jewelry from Italy, and pearls from suppliers in Japan and Canada. These diamonds and other gemstones are frequently furnished to Mayor’s and Birks’ in-house jewelry studios, as well as independent jewelers and goldsmiths for setting, polishing and finishing pursuant to Company instructions in order to deliver a distinctive high quality finished product at the best possible value.

Other Products

In Fiscal 2004, Mayor’s also purchased estate timepieces and giftware and offered jewelry and watch repair services which comprised approximately 7% of net sales.

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

Seasonality

The Company’s jewelry business is highly seasonal, with the third fiscal quarter (which includes the holiday shopping season) historically contributing significantly higher sales than any other quarter during the year. Approximately 40% of the Company’s Fiscal 2004 net sales were made during the third fiscal quarter.

Manufacturing and Repair

In addition to Mayor’s purchasing finished jewelry and the subcontracting of certain fabrication activities to others, Mayor’s also has a jewelry design studio and manufacturing and repair facility located in its corporate head office facility. In keeping with Mayor’s identity as a full-service premier luxury jeweler, this studio and workshop offers custom designed jewelry in response to clients’ special requests and manufactures jewelry for retail sale when it is economical to do so. Mayor’s also provides jewelry and watch refurbishment and repair services, which are performed in many of the Company’s stores or at the Mayor’s centralized repair facility at its corporate head office. In addition to repair work, jewelers will perform other work, including ring sizing on new purchases and repairs covered under warranty.

Retail Operations, Merchandising and Marketing

General

The Company distinguishes itself from most of its competitors by offering an important selection of distinctive higher quality merchandise at a wide range of price points. Mayor’s keeps the majority of its inventory on display in its stores rather than at its distribution facility. Although each store stocks a representative array of jewelry, watches, giftware and other accessories, certain inventory is tailored to meet local tastes and historical merchandise sales patterns of the individual store.

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

Personnel and Training

Mayor’s places substantial emphasis on the professionalism of its sales force to maintain its position as a leading luxury jeweler. Mayor’s strives to hire only highly motivated, professional and client-oriented individuals. All new sales professionals attend a course where they are trained in technical areas of the jewelry business, specific service techniques and Mayor’s commitment to client service. In general, Mayor’s trains its sales associates to establish a personal rapport and relationship with each client, to identify client preferences with respect to both product and price range, and to successfully establish a relationship and ultimately conclude a sale and acquire a client for life. Management believes that attentive personal service and knowledgeable sales professionals are key components to Mayor’s success.

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

Advertising and Promotion

The intent of Mayor’s marketing department is to build upon its well-established reputation in its core markets and strengthen its position in areas that it entered more recently. In an effort to be recognized as the leading luxury jewelry brand in the Southeastern United States, all communication positions Mayor’s as a premier luxury jeweler offering high quality merchandise in an elegant, sophisticated environment conducive to the purchase of luxury items. Mayor’s stresses its role as a fashion leader that aims to deliver a total shopping experience that is as memorable as its merchandise. Mayor’s marketing efforts, which consist of advertising, direct mailings, special events, media relations/public relations, community relations, distinctive store design and elegant displays, are shaped in large part by Mayor’s brand positioning strategy as well as demographic and consumer trends affecting the jewelry industry, luxury retailing and the Company itself.

Mayor’s advertisements are designed to communicate the Company’s image as a full-service premier luxury jewelry brand, including its unique and exclusive product design and product selection, its excellence in client service and the total Mayor’s brand experience. In addition, advertisements frequently associate Mayor’s with internationally recognized brand names such as Rolex, Cartier and Patek Philippe. Advertising and promotions for all stores are developed by the Company’s personnel at its headquarters in conjunction with outside creative resources.

Credit Operations

Sales under the Mayor’s proprietary credit card administered by Wells Fargo, which are made without recourse to the Company, and the private label credit card administered internally, both accounted for approximately 27% of the Company’s net sales during Fiscal 2004. Mayor’s credit programs are intended to complement its overall merchandising and sales strategy by encouraging larger and more frequent sales to a loyal client base.

Under both plans, Wells Fargo and Mayor’s extend credit solely to qualified Mayor’s clients. Qualified clients currently may select from four financing plans: the 10 Month Interest Free Plan, the 5 Month Interest Free Plan, a 30 month plan with a reduced interest rate and a revolving plan with interest. Finance charges, which are subject to a rate ceiling imposed by state law, are currently assessed on the average daily balance method at a rate of 1.5% per month, unless otherwise controlled by state law.

Mayor’s private label credit card is administered internally at the Company’s corporate office. The credit staff makes all credit decisions; sales personnel or store managers are not authorized to grant credit. Mayor’s has developed a detailed creditworthiness analysis on which it bases its credit decisions. Mayor’s custom-designed, computerized accounts receivable systems provide credit personnel with on-line decision making information, including new account processing, credit authorizations and client inquiries.

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

Financial Information

Mayor’s business is not divided into operating segments and Mayor’s does not have any significant revenues derived from operations outside of the United States or any significant assets located outside the United States. For detailed financial information relating to Mayor’s financial condition and operations, please refer to Item 7 regarding “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, contained in Item 8 in this Annual Report on Form 10-K.

Distribution

The Company’s retail locations receive the majority of their merchandise directly from the Company’s distribution warehouse located in Sunrise, Florida. Merchandise is shipped from the distribution warehouse utilizing various air and ground carriers. Presently, a small portion of merchandise is delivered directly to the retail locations from suppliers. The Company transfers merchandise between retail locations to balance inventory levels and to fulfill client requests.

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

The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a credit provider. In addition to the Company’s proprietary private label credit cards, credit to the Company’s clients is primarily through bank cards such as American Express®, Visa®, MasterCard® and Discover®, without recourse to the Company based upon a client’s failure to pay. Any change in the regulation of credit that would materially limit the availability of credit to the Company’s traditional client base could adversely affect the Company’s results of operations and financial condition. Please refer to Item 7 regarding “Forward-Looking Statements.”

Trademarks

The designations Mayors™ and the Mayor’s logo ™ are the principal trademarks of the Company. The Company maintains a program to protect its trademarks and will institute legal action where necessary to prevent others either from registering or using marks, which are considered to create a likelihood of confusion with the Company.

Employees

As of May 13, 2005, the Company employed 384 persons on a full-time basis, including 266 in the sales function, primarily in the Mayor’s stores, 16 in inventory and distribution and 102 in administrative and support functions. None of its employees are governed by a collective bargaining agreement. The Company believes that its relations with its employees are good, and the Company intends to continue to place an emphasis on employee communication and involvement.

Available Information

Mayor’s Internet website address is www.mayors.com. The Company’s annual reports on Form 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, the Company’s website contains a link to all Company related Section 16 filings. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Related Party Transactions

On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million, which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was initially convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred to common stock is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company, on a best efforts basis, to register all of the shares underlying the above-described securities issued to Birks.

The proceeds of $15.05 million were assigned to the Series A Preferred and warrants based on their relative fair values pursuant to Emerging Issues Task Force, (“EITF”) 00-27 Applications of Issue No. 98-5 to Certain Convertible Instruments in the amount of $11.51 million and $3.54 million, respectively. The fair value assigned to the warrants represents a discount on the Series A Preferred that is treated as a non-cash dividend to Birks. Furthermore, the value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.54 million beneficial conversion feature for the Series A Preferred, as a result of the fair value assigned to the Series A Preferred of $11.51 million, and results in an additional non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividends have a neutral effect on the Company’s total stockholders’ equity; however they increase the net loss attributed to common stockholders for the year ended March 29, 2003.

On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants subject Mayor’s to variable accounting rules due to their cashless exercise feature and vesting schedule which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) expense for the years ended March 26, 2005, March 27, 2004 and March 29, 2003 related to these warrants was approximately ($32,000), $867,000 and $0, respectively. As of March 26, 2005, the number of warrants increased to 4,776,899, all of which were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements. On May 26, 2005, the Company purchased 501,348 of these warrants from one of the holders for $150,000, the estimated fair value.

On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,517, 306,317 and 306,317 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of March 26, 2005. A non-cash dividend of approximately $83,000 was recognized in the year ended March 29, 2003 related to the value of the additional warrants granted to Birks as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The anti-dilution provisions provide for the increase in the number of warrants issued to Birks and have potential to decrease the exercise price and are triggered each time the Company issues common stock, options or other convertible securities. The value of additional warrants granted to Birks pursuant to the anti-dilution provisions for the years ended March 26, 2005 and March 27, 2004 was insignificant.

On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, who later became an employee of Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in non-cash compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2004 Consolidated Condensed Statement of Operations. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in non-cash compensation expense of $200,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2003 Consolidated Statement of Operations.

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

On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of March 26, 2005, the Series A-1 Preferred were convertible into 51,499,525 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. The anti-dilution provisions provide for the increase in the conversion ratio into common stock and are triggered each time the Company issues common stock, options or other convertible securities. A non-cash dividend to Birks of approximately $358,000 was recognized in the year ended March 29, 2003 related to the value of the increase in the conversion ratio of the preferred stock into common stock as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The value of the increase in the conversion ratio for the year ended March 27, 2004 was immaterial. The value of the increase in the conversion ratio for the year ended March 26, 2005 was approximately $17,000. Upon conversion of the preferred shares, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

In connection with the Exchange, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend on the Series A-1 Preferred for approximately one year. Capitalink advised the Committee that this waiver of one year of dividends equated to a net savings to the Company of approximately $920,000 since the Company would have to pay interest on the Loan of approximately $280,000. Additionally, if Birks decided to convert its Series A-1 Preferred into common stock before February 28, 2005, the conversion rate would have decreased so that the Company received the value of the waived dividend, on a pro rata basis. Although the Company has no right to redeem the shares of its outstanding Series A-1 Preferred, in the event that the Company were deemed to acquire any shares of its Series A-1 Preferred in a business combination or other transaction, then Birks will pay the Company a cash payment equal to the pro rata value of the waived dividend.

On June 17, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $151,000 which cumulated from March 1, 2005 through April 15, 2005.

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

On February 20, 2004, the Company evidenced the Loan by entering into that certain Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provided for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

Mayor’s Chief Executive Officer, Interim Chief Financial Officer, Group VP-Finance, Chief Marketing Officer, Group VP-Supply Chain Operations, Group VP-Retail Store Operations, Group VP-Category Management, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s through June 1, 2005 at which date he resigned, serves as the Chairman of the Board of Directors of Birks.

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

In Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s (charged) incurred approximately ($204,000), $82,000 and $234,000, respectively, of net costs (to) from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement. Included in selling, general and administrative expenses in Fiscal 2002 is $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $8,966,000, $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately

$9,000, $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 26, 2005, the Company owed Birks $389,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks until June 18, 2004, during Fiscal 2003 and Fiscal 2002, respectively.

Effective May 1, 2005, the Company renewed for an additional year, its Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”). Under the Agreement, Regaluxe provides advisory, management and corporate services to the Company for $125,000 per calendar quarter plus out of pocket expenses. During Fiscal 2004, the Company incurred $528,000 of costs for these services including out of pocket expenses. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

Regaluxe is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Dr. Rossi resigned from the Board effective June 1, 2005. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

On April 18, 2005, Mayor’s and Birks entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Birks, the Company and Birks Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Birks (the “Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company, with the Company surviving and becoming a wholly-owned subsidiary of Birks (the “Merger”).

Upon the consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Birks will be converted into 0.08695 Class A voting shares of Birks. As a result of the Merger, the Company’s common stock will no longer be listed for trading on the American Stock Exchange (the “AMEX”) although Birks intends to apply to list its Class A voting shares on the AMEX under the trading symbol “BMJ.”

Consummation of the Merger remains subject to certain conditions, including the approval of the Company’s disinterested stockholders, a registration statement with respect to Birks’ securities being declared effective by the Securities and Exchange Commission and the listing of Birks’ Class A voting shares on the AMEX. The Merger is expected to close in the third calendar quarter of 2005. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement, which has previously been filed with the Commission by the Company on Form 8-K.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is currently leased through July 31, 2005, and is located in Sunrise, Florida. The Company entered into a fifteen year lease agreement for a new corporate headquarters located in Tamarac, Florida to commence on the later of the completion date or August 1, 2005.

As of May 13, 2005, Mayor’s had a total of 28 leased stores, with rent being a fixed minimum base plus, for a majority of the stores, a percentage of the store’s sales volume (subject to certain adjustments) over a specified threshold. Mayor’s lease terms are generally ten years from inception. Lease rental payments are also subject to annual increases for tax and maintenance. The following table summarizes all operating store leases:

Operating Stores	Total Square Feet	Expiration	Location
Altamonte Mall	5782	Jan-2011	Altamonte Springs, FL
Aventura Mall	3447	Jan-2009	N. Miami Beach, FL
Bell Tower	4578	Jan-2012	Fort Myers, FL
Boca Town Center	5878	Jan-2007	Boca Raton, FL
Brandon Town Center*	4110	Jun-2005	Brandon, FL
Broward Mall	2236	Jan-2010	Plantation, FL
Buckhead	10000	Apr-2009	Atlanta, GA
Citrus Park Town Center	3953	Jan-2010	Tampa, FL
City Place at West Palm Beach	6113	Jan-2011	West Palm Beach, FL

Dadeland Mall	5700	Jan-2007	Miami, FL
The Falls	1643	Jan-2009	Miami, FL
Florida Mall	5070	Jan-2010	Orlando, FL
The Galleria at Fort Lauderdale*	3682	Jan-2005	Ft. Lauderdale, FL
International Plaza	5583	Jan-2012	Tampa, FL
Lenox Square Mall	4587	Dec-2005	Atlanta, GA
Lincoln Road	4250	May-2009	Miami Beach, FL
Mall of Georgia	3486	Jan-2010	Buford, GA
Mall at Millenia	4532	Jan-2013	Orlando, FL
Mall at Wellington Green	4001	Jan-2012	Wellington, FL
Miami International Mall	3226	Jan-2006	Miami, FL
North Point Mall	4752	Jan-2012	Alpharetta, GA
Perimeter Mall	5157	Jan-2009	Atlanta, GA
PGA Commons	5197	Apr-2014	Palm Beach Gardens, FL
Seminole Towne Center	3461	Jan-2006	Sanford, FL
The Shops at Sunset Place	2051	Jan-2010	South Miami, FL
Southgate Plaza	4605	Mar-2010	Sarasota, FL
Treasure Coast Square	2506	Jan-2006	Jensen Beach, FL
Village of Merrick Park	4894	Jan-2013	Coral Gables, FL

*	All financial terms of the lease are completed and the Company is in process of finalizing the business terms of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of stockholders in the fourth quarter of the fiscal year ended March 26, 2005.

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

	High	Low
Year Ended March 26, 2005
Thirteen Weeks Ended June 26, 2004	$0.84	$0.54
Thirteen Weeks Ended September 25, 2004	0.88	0.61
Thirteen Weeks Ended December 25, 2004	0.72	0.55
Thirteen Weeks Ended March 26, 2005	0.77	0.58
Year Ended March 27, 2004
Thirteen Weeks Ended June 28, 2003	$0.35	$0.18
Thirteen Weeks Ended September 27, 2003	0.98	0.21
Thirteen Weeks Ended December 27, 2003	0.85	0.60
Thirteen Weeks Ended March 27, 2004	0.95	0.66

The last reported sales price of the common stock on the American Stock Exchange Composite Tape on June 3, 2005 was $0.57. On June 3, 2005, the Company had 658 stockholders of record.

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

The Company did not repurchase any of its shares during the fiscal year ended March 26, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto appearing elsewhere in this Form 10-K and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fifty-Two Weeks Ended Mar. 26, 2005	Fifty-Two Weeks Ended Mar. 27, 2004	Fifty-Two Weeks Ended Mar 29, 2003	Transition Period Ended Mar 30, 2002(1)	Fifty-Two Weeks Ended Feb. 2, 2002	Fifty-Three Weeks Ended Feb. 3, 2001
			(4)
	(Amounts shown in thousands except per share data)
INCOME STATEMENT DATA:
Net sales	$142,710	$125,487	$118,391	$17,856	$160,727	$179,557
Cost of sales	81,715	73,427	78,740	11,966	101,179	101,544

Gross profit	60,995	52,060	39,651	5,890	59,548	78,013
Selling, general and administrative expenses (including non-cash compensation expense, net of $103 and $1,067 for Fiscal 2004 and Fiscal 2003, respectively	53,729	52,283	53,719	9,287	76,206	69,381
Restructuring, asset impairments and other charges (3)	(1,212)	—	2,887	305	28,214	—
Depreciation and amortization	3,289	3,358	4,177	1,102	9,564	7,942
Goodwill impairment writedown	—	—	(615)	—	22,265	—

Operating income (loss)	5,189	(3,581)	(20,517)	(4,804)	(76,701)	690
Interest and other income	—	184	1,433	41	174	213
Interest and other financial costs	(4,501)	(4,427)	(6,757)	(538)	(3,788)	(3,450)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	688	(7,824)	(25,841)	(5,301)	(80,315)	(2,547)
Income tax (benefit) provision	—	—	(547)	—	3,431	—

Income (loss) from continuing operations	688	(7,824)	(25,294)	(5,301)	(83,746)	(2,547)
(Loss) income from discontinued operations (2)	—	—	(1,604)	(56)	(112)	13,544

Net income (loss)	688	(7,824)	(26,898)	(5,357)	(83,858)	10,997
Preferred stock cumulative dividend	(100)	(1,316)	(872)	—	—	—
Preferred stock beneficial conversion, treated as a dividend	—	—	(3,539)	—	—	—
Relative fair value of warrants, treated as a dividend	—	—	(3,539)	—	—	—
Value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks	(17)	—	(441)	—	—	—

Net income (loss) attributable to common stockholders	$571	$(9,140)	$(35,289)	$(5,357)	$(83,858)	$10,997

Net income (loss) per common share, basic
Continuing operations	$0.02	$(0.35)	$(1.72)	$(0.27)	$(4.31)	$(0.13)
Discontinued operations	0.00	0.00	(0.08)	(0.00)	(0.01)	0.69

	$0.02	$(0.35)	$(1.80)	$(0.27)	$(4.32)	$0.56

Net income (loss) per common share, diluted
Continuing operations	$0.01	$(0.35)	$(1.72)	$(0.27)	$(4.31)	$(0.13)
Discontinued operations	0.00	0.00	(0.08)	(0.00)	(0.01)	0.69

	$0.01	$(0.35)	$(1.80)	$(0.27)	$(4.32)	$0.56

	As of Mar. 26, 2005	As of Mar. 27, 2004	As of Mar. 29, 2003	As of Feb. 2, 2002	As of Feb. 3, 2001
BALANCE SHEET DATA (AT PERIOD END):
Working capital	$35,801	$33,618	$41,533	$37,926	$124,672
Total assets	102,786	105,215	103,183	144,589	224,052
Credit facility, less amounts classified as current	—	—	—	—	44,390
Stockholders’ equity	34,291	33,484	42,427	61,107	144,259
Long-term obligations	12,878	12,668	12,668	—	44,390

(1)	The Transition Period presented is from February 3, 2002 through March 30, 2002 and is presented as a result of the Company’s change in fiscal year from the Saturday closest to January 31 to the Saturday closest to March 31 as reported on Form 8-K which was filed with the SEC on January 29, 2003. On July 29, 2003, the Company filed a Form 8-K with the SEC to change its fiscal year end from the Saturday closest to March 31, to the last Saturday in March, effective July 22, 2003.
(2)	The (loss) income from discontinued operations for the fifty-two week periods ended March 29, 2003 and February 2, 2002, fifty-three week period ended February 3, 2001 and the Transition Period include the discontinued operations of the store at Tysons Galleria in McLean, Virginia which was closed in March 2003. The income from discontinued operations for the fifty-three week period ended February 3, 2001 relates to the operations of the Sam’s Division jewelry counters operated within Sam’s Wholesale stores prior to the expiration of the agreement.

(3)	Restructuring, asset impairments and other charges for the fifty-two weeks ended March 26, 2005 include approximately ($1.2) million of income as a result of a settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

Restructuring, asset impairments and other charges for the fifty-two weeks ended March 29, 2003 consist of one time charges primarily for professional fees related to the execution of the Restructuring Plan, reserves related to sales tax liabilities, severance costs related to the departure of the former Chief Executive Officer and charges related to the sale of certain of the Company’s accounts receivable, net of a reversal to income of reserves related to the exit of leases for closed stores.

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

(4)	See Note B of the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note B to the consolidated financial statements.

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

The years ended March 26, 2005, March 27, 2004 and March 29, 2003 are referred to herein as Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Overview

As of March 26, 2005, Mayor’s operated 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. On April 2, 2004, Mayor’s opened its first free-standing location in Florida at PGA Commons in Palm Beach Gardens to replace the store in the Gardens of the Palm Beaches mall which was closed on January 24, 2004. During the fiscal year ended March 29, 2003, the Company operated between 29 and 40 stores located in its core market of South and Central Florida and metropolitan Atlanta, Georgia as well as stores in non-core areas of Arizona, California, Illinois, Michigan, Texas and Virginia. The reduction in the number of stores was a result of the execution in Fiscal 2002 of a restructuring plan (“Restructuring Plan”) that was adopted in Fiscal 2001, which included closing under-performing stores outside of the Company’s core market of Florida and Georgia. During Fiscal 2002, Mayor’s operated an average of 36 stores both within its core marketplace and the non-core areas noted above.

The retail jewelry market is particularly subject to the level of consumer discretionary income and the subsequent impact on the type and value of goods purchased. With the consolidation of the retail industry, the Company believes that competition and consolidation both within the luxury goods retail industry and with other competing general and specialty retailers and discounters will continue to increase. The luxury watch brand business comprises a significant portion of the Company’s business, which management believes is a result of the Company’s ability to effectively market high-end watches. During Fiscal 2004, watch sales constituted approximately 53% of the Company’s total net sales with Rolex sales alone comprising 38% of total Company net sales in Fiscal 2004. If, for any reason, the Company is unable to obtain or sell certain watches, it could have a material adverse effect on the Company’s business, financial condition and operating results.

The success of the Company’s operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of the Mayor’s stores. The negative performance of a mall could have an adverse effect on Mayor’s operations, caused by events such as the loss of mall anchor tenants in the regional malls where the Mayor’s stores are located, the opening of competing regional malls or stores, the occurrence of hurricanes or terrorist attacks and other economic downturns affecting customer mall traffic.

One of the Company’s goals is to increase gross profit and gross margin. The Company’s strategy for gross profit and gross margin improvement is to reduce the cost of merchandise purchased through leveraging the Company’s purchasing power and increasing sales of exclusive and brand merchandise, and to move the mix of sales towards higher margin jewelry items, including a continued emphasis on growing the bridal business. In addition, the Company expects to continue to refine the allocation and management of inventory in its stores, and as a result, other direct costs such as the cost of financing inventory and inventory markdowns are expected to decrease. However, there can be no assurance that the Company’s strategy to increase gross profit and gross margin will be successful. In addition, the Company is focusing on controlling and decreasing, where appropriate, operating costs which include the sharing of services of certain officers and other members of senior management. The relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television advertising campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities and reduction in insurance premiums; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies.

The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of earnings generated during the third fiscal quarter holiday selling season, which encompassed the thirteen weeks ended December 25, 2004 for the current fiscal year and the thirteen weeks ended December 27, 2003 in the prior fiscal year.

The following table sets forth, for the periods indicated, the amount and the percentage of net sales for certain items in the Company’s Consolidated Statements of Operations, as it relates to continuing operations, and other information:

	Year Ended Mar. 26, 2005		Year Ended Mar. 27, 2004		Year Ended Mar. 29, 2003
Net sales	$142,710	100.0%	$125,487	100.0%	$118,391	100.0%
Cost of sales	81,715	57.3	73,427	58.5	78,740	66.5

Gross Profit	60,995	42.7	52,060	41.5	39,651	33.5
Selling, general and administrative expenses (including non- cash compensation expense, net of $103 and $1,067, in Fiscal 2004 and Fiscal 2003, respectively)	53,729	37.6	52,283	41.6	53,719	45.4
Restructuring, asset impairments and other charges	(1,212)	(0.9)	—	—	2,887	2.4
Depreciation and amortization	3,289	2.3	3,358	2.7	4,177	3.5
Goodwill impairment writedown	—	—	—	—	(615)	(.5)

Operating income (loss)	5,189	3.7	(3,581)	(2.8)	(20,517)	(17.3)
Interest and other income	—	—	184	0.1	1,433	1.2
Interest and other financial costs	(4,501)	(3.2)	(4,427)	(3.5)	(6,757)	(5.7)

Income (loss) from continuing operations before income taxes	688	0.5	(7,824)	(6.2)	(25,841)	(21.8)
Income tax benefit	—	—	—	—	(547)	(.4)

Income (loss) from continuing operations	688	0.5	(7,824)	(6.2)	(25,294)	(21.4)
Income (loss) from discontinued operations	—	—	—	—	(1,604)	(1.3)

Net income (loss)	$688	0.5%	$(7,824)	(6.2)%	$(26,898)	(22.7)%

Number of stores at year-end		28		27		28

Results of Operations

Sales

The Company’s net sales for Fiscal 2004 were $142.7 million compared to $125.5 million and $118.4 million for Fiscal 2003 and Fiscal 2002, respectively. Comparable store net sales for Fiscal 2004, which includes stores that were open in the same periods in both the current and prior year, increased 11.9% compared to Fiscal 2003 due in part to a 12.7% increase in average transaction dollars. Stores are included in “Comparable store net sales” for the periods that they are open, which are not necessarily for the entire period presented. Stores that have been relocated to a different geographic area and operate in a different store format (i.e., mall store to stand-alone) are not included in the “Comparable store net sales” calculations until their 13th month of operations. Additionally, the “Comparable store net sales” calculations are not adjusted for any changes in the square footage of an existing store from period to period.

The increase in net sales for Fiscal 2004 compared to Fiscal 2003 was primarily due to the result of an effective mix of merchandising and an increase of the units of inventory available for sale in stores, due in part to the improved financial position of the Company, enhanced marketing and customer events, and the continued increase in consumer spending for luxury items compared to the same period last year as well as a concentrated effort to dispose of certain slow moving inventory merchandise. Comparable store net sales for Fiscal 2003 increased 15.6% compared to Fiscal 2002. The increase in net sales for Fiscal 2003 compared to Fiscal 2002 was primarily the result of an effective mix of merchandising and increase of inventory unit offerings in stores, due in part to the improved financial position of the Company and enhanced marketing and customer events, despite the operation of fewer stores compared to Fiscal 2002. In addition, the improvement in the U.S. economy is credited with increased consumer confidence and spending during the latter part of Fiscal 2003.

Cost of Sales and Gross Profit

Gross profit increased 17% in Fiscal 2004 compared to Fiscal 2003 driven by the Company’s ability to increase sales and the increase in the higher margins realized on sales. Gross profit as a percentage of net sales (“gross margin”) in Fiscal 2004 was 42.7% compared to 41.5% and 33.5% in Fiscal 2003 and Fiscal 2002, respectively. The Company believes the increase in gross margin for Fiscal 2004 was primarily due to the execution of a focused inventory management plan that included the assessment and disposal of aged inventory at better than expected results affecting gross margin by approximately 0.9% and the continued success of the previously discussed merchandising strategies which included sales of higher margin products. The increase in gross margin for Fiscal 2003 primarily resulted from the ability of Mayor’s to increase its offering achieve sales of higher margins on its products, including those exclusive to Mayor’s, through substantially reduced promotional activity as compared to Fiscal 2002, resulting in the increase of gross margin by approximately 3.2 percentage points, as well as the negative impact on the Fiscal 2002 gross margin that markdowns had in connection with the liquidation of inventory in the closing of stores, which negatively affected the Fiscal 2002 gross margin by approximately 4.1 percentage points. Cost of sales includes direct inbound freight, direct labor related to repair services, design, creative and the jewelry studio, inventory shrink, inventory thefts, and jewelry, watch and giftware boxes. Indirect freight including inter-store transfers, receiving costs, distribution costs, warehousing costs and quality control costs are included in selling, general and administrative expenses. The amounts of these indirect costs included in selling, general and administrative expenses are approximately $1.3 million, $1.4 million, and $1.5 million in Fiscal 2004, 2003 and 2002, respectively. Mayor’s classification of these costs are not necessarily the same as other companies in our industry, therefore our gross margin results may not be comparable to other companies’ gross margin results in our industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $53.7 million for Fiscal 2004 compared to $52.3 million and $53.7 million for Fiscal 2003 and Fiscal 2002, respectively. Selling, general and administrative expenses for Fiscal 2004 increased from Fiscal 2003. The key fluctuations included the increase in variable expense of $0.6 million related to the increase in sales in Fiscal 2004 versus Fiscal 2003, expanded marketing efforts which increased costs $0.7 million, $0.7 million of expenses incurred related to the restatement of certain reports previously filed with the Securities and Exchange Commission and approximately $0.8 million of expenses incurred related to the potential business combination with Birks offset by $0.6 million related to the reduction of actuarial based health care accruals as a result of lower than expected health care claims and a net reduction of all other selling, general and administrative expenses of $0.8 million. Non-cash compensation expense was $103,000 for Fiscal 2004. Non-cash compensation expense resulted from 1) the decrease in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company in the amount of approximately ($32,000); and 2) the private sale of the Company’s stock owned by Birks which resulted in non-cash compensation expense of $135,000 recorded by the Company, which represented the difference between the market value of the stock and the selling price at the date of the sale. The decrease in selling, general and administrative expenses as a percentage of sales for Fiscal 2004 to 37.6% from 41.6% in Fiscal 2003 was due to the positive impact of leveraging the incremental sales against that portion of the operating expenses which are fixed. The decrease in selling, general and administrative expenses for Fiscal 2003 compared to Fiscal 2002 is primarily a result of the reduction of controllable expenses by $2.2 million, primarily in salaries, bad debt expense and consulting, which offset an increase in marketing costs after a significant reduction in Fiscal 2002 due to cash constraints, as well as costs incurred in Fiscal 2002 of $5.0 million related to the stores closed as part of the Restructuring Plan not incurred in Fiscal 2003, offset by an increase in variable expenses related to the increase in sales in Fiscal 2003 versus Fiscal 2002 of $4.1 million. The decrease in selling, general and administrative expenses as a percentage of sales is due to the positive impact of the increase in comparable stores sales which were able to better absorb fixed costs as compared to Fiscal 2002 along with cost reductions. Non-cash compensation expense was $1.067 million for Fiscal 2003. Non-cash compensation expense resulted from 1) the increase in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company in the amount of approximately $867,000; and 2) $200,000 related to the sale of the Company’s stock owned by Birks in a private placement sale to the spouse of one of the Company’s Directors at less than market value.

Restructuring, Asset Impairments and Other Charges

Restructuring, asset impairments and other charges for Fiscal 2004 include approximately ($1.2) million of income as a result of a settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

Restructuring, asset impairments and other charges recorded in Fiscal 2002 consist of charges primarily for professional fees related to the execution of the previously mentioned Restructuring Plan of approximately $1.9 million, reserves related to sales tax liabilities of approximately $1.9 million, severance costs related to the departure of the former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2002 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

Depreciation and Amortization

Depreciation and amortization expenses were $3.3 million for Fiscal 2004, compared to $3.4 million and $4.2 million for Fiscal 2003 and Fiscal 2002, respectively. The decrease in depreciation and amortization expenses for Fiscal 2004 and 2003 as compared to Fiscal 2002 was due to fewer additions of fixed asset in Fiscal 2003 and 2004 resulting in less incremental depreciation and assets fully depreciated or written off due to the Restructuring Plan by the end of Fiscal 2002.

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

Interest and Other Income and Interest and Other Financial Costs

Interest and other income was $184,000 in Fiscal 2003 and $1.4 million in Fiscal 2002. Other income for Fiscal 2002 was due to $1.4 million received in connection with a settlement with former Mayor’s stockholders.

Interest and other financial costs were $4.5 million for Fiscal 2004, compared to $4.4 million and $6.8 million for Fiscal 2003 and Fiscal 2002, respectively. The increase in interest and other financial costs for Fiscal 2002 was greater than Fiscal 2004 and 2003 primarily due to the write-off of financing costs for the former working capital facilities when the new credit facility and term loan were executed.

Income Taxes

The benefit in income taxes for Fiscal 2002 of $547,000 is primarily a result of a refund claim to recover previously paid alternative minimum tax as a result of a change in tax law offset by a provision recorded for a settlement related to one of the Company’s subsidiaries.

Loss from Discontinued Operations

The loss from discontinued operations for Fiscal 2002 is made up of an approximate $0.4 million loss from operations and a $1.2 million loss related to the closing of a store that was outside of Mayor’s core marketplace, and as such was classified as a discontinued operation.

Liquidity and Capital Resources

As of March 26, 2005, the Company had a $58 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, the Company paid down $1 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the debt facilities have a maturity date of August 20, 2006 and are collateralized by substantially all of the Company’s assets. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the junior secured term loan, an interest reduction on the Fleet Retail Group LLC-GMAC portion of the credit facility, the elimination of two financial covenants and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant to $4.5 million which is measured annually. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as allowed by an amendment on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of March 26, 2005 was 6.25% (prime plus 0.5%). On March 4, 2005, the capital expenditure limit was further increased to $5,000,000 per fiscal year. The Company was in compliance with the capital expenditure covenant for Fiscal 2004. On May 3, 2005, the banking facilities were further amended to allow for the interest rate of the Company’s revolving credit facility to be based on either a prime rate plus a specified margin dependent on the level of excess borrowing availability, or a LIBOR based rate (“Eurodollar”) plus a specified margin, based on the level of borrowing availability, at the Company’s election. The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants, including the capital expenditure covenant, as the working capital facility as well as certain prepayment penalties.

Based on this, after taking into consideration the foregoing borrowing restrictions, the Company had approximately $47.4 million of borrowing capacity under its working capital facility and term loan at March 26, 2005 and, after netting the outstanding borrowings of $33.5 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $13.3 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis.

Information concerning the Company’s short-term borrowings follows. All borrowings under the working capital facility are considered short term, due to the fact that the borrowing availability is based on certain inventory and accounts receivable balances, which are short-term in nature.

	Year Ended Mar. 26, 2005	Year Ended Mar. 27, 2004
	(Amounts shown in thousands)
Maximum borrowings outstanding during the fiscal year	$48,417	$39,955
Average outstanding balance during the fiscal year	$35,178	$31,004
Weighted average interest rate for the fiscal year	5.6%	6.3%

Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Related Party Transactions in Item 1 – Business, herein). The relationship with Birks has brought synergies to both companies in several areas, including the attainment of favorable terms on its banking facilities and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

During Fiscal 2004, cash flows from continuing operating activities provided $1.4 million in cash. The cash provided by operating activities was primarily the result of ongoing operations and a decrease in working capital, the decrease of inventories and other assets offset by the decrease in accrued expenses and accounts payable and increase in inventories. During Fiscal 2003, cash flows from continuing operating activities used $4.2 million in cash. Cash flows for discontinued operations used $0.5 million in cash. The use of cash for operating activities was primarily the result of the net loss for the year, adjusted for non-cash expense items, the increase of accounts receivable and inventories offset by the decrease in other assets and the increase in accrued expenses.

Net cash used in investing activities was $1.8 million in Fiscal 2004, primarily related to the capital expenditures for leasehold improvements for store renovations and information systems. Net cash used in investing activities was $2.1 million in Fiscal 2003, primarily related to the capital expenditures for leasehold improvements for the corporate headquarters, one new store and information systems.

Net cash provided by financing activities of $0.2 million in Fiscal 2004 is primarily as a result of net borrowings under the credit facility and payment of banking commitment fees. Net cash provided by financing activities was $7.2 million in Fiscal 2003 and was primarily related to net borrowings under the credit facility of $9.7 million offset by the dividend of $2.2 million paid to Birks.

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

The Company’s cost of sales, selling, general and administrative expenses are directly affected by inflation resulting in an increased cost of doing business. Although inflation has not had, and the Company does not expect it to have, a material effect on operating results, there is no assurance that the Company’s business will not be materially affected by inflation in the future.

Interest Rate Risk

The Company’s credit facility accrues interest at floating rates, currently based upon prime plus 0.5%. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of March 26, 2005 would increase or decrease earnings per share by approximately $335,000 or approximately $.01 per share.

The Company extends credit to its Mayor’s customers under its own revolving charge plan with up to three-year payment terms. Finance charges are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

Foreign Currency Risk

The Company is party to a Management Consulting Services Agreement (the “Management Agreement”) with Regaluxe Investment Sarl which is based in U.S. currency. The Management Agreement contains a provision that requires the parties to reevaluate the fees and make adjustments to the fees as they deem necessary should the U.S. to Euro exchange rate increase to and remain above $1.3U.S./1 Euro or decrease to and remain below $1U.S./1 Euro for 15 consecutive business days. Pursuant to such provision, the Corporate Governance Committee of the Company approved adjustments in the management fee of an additional aggregate of $2,618 for Fiscal 2004. There can be no assurance that the exchange rate will remain at or below $1.3U.S./1 Euro; and therefore, the Company may be required to further reevaluate the management fee in the future. Based on the scale used for the Fiscal 2004 adjustments, for each 10% increase in the exchange rate above $1.3U.S./1 Euro or 10% decrease in the exchange rate below $1U.S./1 Euro, the management fee would be adjusted by approximately $4,200.

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

Revenue Recognition . Sales are recognized at the point of sale when merchandise is taken by or shipped to a customer. Shipping and handling fees billed to customers are included in net sales. Revenues from gift certificate sales and store credits are recognized upon redemption. Sales of consignment merchandise are recognized at such time as the merchandise is sold and recorded on a gross basis in accordance with Emerging Issues Task Force (“EITF”) 99-19 because Mayor’s is the primary obligor of the transaction, has general latitude on setting the price, has discretion as to the suppliers, is involved in the selection of the product and has inventory loss risk. Sales are reported net of returns. Mayor’s generally gives its customers the right to return merchandise purchased by them within 30 days for jewelry and 10 days for timepieces and records an accrual at the time of sale for the effect of the estimated returns.

Contractual Commitments

The following summarizes the Company’s contractual obligations at March 26, 2005:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$12,668	$—	$12,668	$—	$—
Credit facility	33,501	—	33,501	—	—
Capital leases	312	102	201	9	—
Fixed rate interest payments – term loan (12.75%)	2,243	1,615	628	—	—
Employment Agreements	2,225	1,018	1,207	—	—
Operating leases(1)	41,717	7,102	11,664	9,816	13,135

	$92,666	$9,837	$59,869	$9,825	$13,135

(1)	The operating lease obligations do not include insurance, taxes and common area maintenance (CAM) charges to which the Company is obligated. CAM charges were $1.5 million for Fiscal 2004.

Leases

Lessor incentive amounts on operating leases are deferred and amortized as a reduction of rent expense over the term of the lease. Rent expense is recorded on a straight-line basis, which takes into effect any rent escalations, rent holidays and fixturing periods. Lease terms are from the inception of the fixturing period until the end of the initial term and exclude renewal periods.

Leasehold improvements are capitalized and typically include fixturing and store renovations. Amortization of leasehold improvements is based on the date the asset was placed in service over the lesser of the economic life of the leasehold improvement and the initial lease term.

Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. SFAS No. 123(R) is effective for the Company for the first quarter of Fiscal 2006 which ends on June 24, 2006. The impact of the adoption of SFAS No. 123(R) on the financial position or results of operations of Mayor’s has not yet been determined.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to amend the guidance in Chapter 4, “Inventory Pricing,” of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the financial position or results of operations of Mayor’s.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets - an Amendment of APB Opinion No. 29,” to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Exchanges,” which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. It specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the financial position or results of operations of Mayor’s.

In March 2005, the FASB issues Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is evaluating the impact the adoption of FIN 47 would have on the financial position and result of operations of Mayor’s.

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

One should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”), especially on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K. Particular review is to be made of Items 1, 2, 3, and 7 and 7a of the Form 10-K, 10-K/A and Item 2 of the Forms 10-Q and 10-Q/A where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Risk Factors

In addition to other information provided in this Annual Report on Form 10-K, the Company is subject to the following risk factors among others.

A single stockholder controls the Company.

Birks, in connection with its investment in the Company, was issued 15,050 shares of Series A Convertible Preferred Stock, which were exchanged for Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”). Upon conversion of all of the shares of Series A-1 Preferred into Common Stock Birks would own approximately a 75.8% of the Company. Birks is entitled to vote all of its shares of Series A-1 Preferred on an as converted basis along with the 15,602,997 shares of Common Stock it owns. Additionally, Birks, as the sole owner of such Series A-1 Preferred, has the right to elect a percentage of the total authorized Directors of the Company, rounded to the next highest whole number, corresponding to the percentage of Common Stock that would be held by the holders on the record date of such election on an as converted basis. Currently, Birks has the right to elect seven of the nine members of the Board of Directors. Birks was also issued, in connection with its investment in the Company, warrants to acquire additional shares of Common Stock, a portion of which were exercised on a cashless basis on November 6, 2003, resulting in the issuance of 17,352,997 shares of Common Stock. Subsequently, on March 22, 2004 and June 15, 2004 Birks sold 1,000,000 and 750,000, respectively, of these shares in private placement sales. Accordingly, Birks can control the outcome of certain stockholder votes, including votes concerning the approval of certain third party mergers and other significant third party corporate transactions. Birks, however, will not control the outcome of the proposed merger with Birks. This level of concentrated ownership by one entity may have the effect of delaying or preventing a change in the management or voting control of the Company. Birks had 288,517, 306,317 and 306,317 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions contained in the warrants as of March 26, 2005.

The Company’s operations could be adversely affected if its relationship with Birks were to cease.

Mayor’s has various relationships with Birks and the two companies have the same controlling shareholder group (See Note L to the Consolidated Financial Statements in Item 8 herein). In addition to the sharing of the services of certain officers and other members of senior management pursuant to the Management Expense Reimbursement Agreement and from the ability to purchase exclusive merchandise from Birks pursuant to the Manufacturing & Sale Agreement, the relationship with Birks has brought synergies to both companies in several areas, including the production of holiday catalogs, television campaigns and other marketing efforts; the attainment of favorable terms on its banking facilities and certain insurance policies; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies. If the relationship between Birks and Mayor’s were to cease, it would negatively impact the Company.

The Company’s stock price could be adversely affected if a large number of shares of the Company’s Common Stock were to be registered and sold.

In connection with Birks’ investment in the Company, the Company has granted certain registration rights to Birks, which entitles Birks to cause the Company to affect an unlimited number of registrations under the Securities Act of 1933 of sales of up to an aggregate of 76,300,202 shares of the Company’s Common Stock. By exercising these registration rights Birks could cause a large number of shares to be registered and become freely tradable without restrictions under the Securities Act (except for those purchased in the offering by the Company’s affiliates) immediately upon the effectiveness of such registration. Such sales may have an adverse effect on the market price of the Common Stock and could impair the Company’s ability to raise additional capital.

The Company’s business could be adversely affected if its relationships with any of its primary vendors are terminated.

The Company’s merchandising strategy depends upon its ability to maintain good relations with a few key vendors. Certain brand name watch manufacturers, including Rolex, have distribution agreements with the Company that, among other matters, provide for specific sales locations, yearly renewal terms, and early termination provisions at the manufacturer’s discretion. The Company competes with other jewelry retailers for access to vendors that will provide it with the quality and quantity of merchandise necessary to operate its business. In Fiscal 2004, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 38% of the Company’s total net sales. The Company’s relationships with its primary suppliers are generally not pursuant to long-term agreements, including its relationship with Rolex. Although the Company believes that alternative sources of supply are available, the abrupt loss of any of its vendors, especially Rolex, or a decline in the quality or quantity of merchandise supplied by its vendors could cause significant disruption in its business. If Rolex terminated its distribution agreement with the Company, it would have a material adverse effect on the Company’s business, financial condition and operating results.

Fluctuations in the availability and prices of the Company’s merchandise may affect its results of operations.

The Company offers a large selection of distinctive high quality merchandise, including diamonds, gemstone and precious metal jewelry, rings, wedding bands, earrings, bracelets, necklaces, charms, and its own private label jewelry. Accordingly, significant changes in prices of diamonds, gemstones, and precious metals required by the Company could adversely affect the Company’s earnings. Further, both the supply and price of diamonds are significantly influenced by a single entity, Diamond Trading Corporation. The Company does not maintain long-term inventories or otherwise currently hedge against fluctuations in the cost of these materials. A significant increase in the price of these materials could adversely affect the Company’s sales and gross margins, should the Company not be able to effectively pass the increase in costs to its customers.

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

The Company’s business is highly seasonal, with a significant portion of the Company’s sales generated during the third fiscal quarter, which includes the holiday shopping season. Sales in the third quarter of Fiscal 2004 accounted for 40% of annual net sales for such fiscal year. The Company has historically experienced lower net sales and net losses in the other fiscal quarters, and the Company expects this trend to continue for the foreseeable future. A significant shortfall in results for the third quarter of any fiscal year could have a material adverse effect on the Company’s annual results of operations. The Company’s quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, net sales contributed by new stores, increases or decreases in comparable store sales, timing of certain holidays, changes in merchandise, general economic conditions, industry and weather conditions that affect consumer spending, and actions of competitors.

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

The Company’s current levels of debt could impact its operations in the future

The Company’s debt as of March 26, 2005, was approximately $46.2 million. The Company’s debt levels fluctuate from time to time based on seasonal working capital needs.

The degree to which the Company is leveraged could impair the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. In addition, the Company’s credit facility includes negative covenants and a capital expenditure covenant, which could restrict or limit its operations.

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

Compliance with existing and future laws or regulations could require material expenditures or otherwise adversely affect the Company’s business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity and fines, either of which could have a material adverse effect on the Company’s results of operations.

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

The Company’s business is subject to many operational risks for which the Company may not be adequately insured.

The Company’s business is subject to the risks of operating retail stores such as floods, power failures, robbery, fires, severe weather, environmental issues or any other event, that could result in a temporary of prolonged shutdown of operations. For example, Mayor’s stores were robbed on six occasions during Fiscal 2004, and the losses related to such robberies were not fully reimbursed by insurance coverage. A shutdown at any Mayor’s store could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. Although the Company maintains insurance, including business interruption insurance, it may incur losses beyond the limits of, or outside the coverage of, such insurance. In addition, the Company may be unable to maintain existing coverage at commercially acceptable terms, which could expose the Company to additional risks of loss or cause it to curtail its operations.

Hurricanes could cause a disruption in the Company’s operations which could have an adverse impact on the results of operations.

The Company’s operations are located in South and Central Florida and metropolitan Atlanta, Georgia, regions which are susceptible to hurricanes. In the fiscal quarter ended September 25, 2004, hurricanes Charley, Frances and Jeanne forced the closure of 24 stores at various dates, resulting in a reduction in net sales during such period. The Company maintains hurricane insurance, but some risks may not be adequately insured. Additionally, hurricanes may result in reduced tourism and customer traffic. Future hurricanes could significantly disrupt the Company’s operations and could have a material adverse effect on its overall results of operations.

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

All of the Company’s stores are leased. As of May 13, 2005, the Company had a total of 28 leased stores. The Company’s store leases are generally for a term of ten years, with rent being a fixed minimum base plus for a majority of the stores, a percentage of the store’s sale volume (subject to certain adjustments) over a specified threshold. The Company has generally been successful in negotiating leases for new stores and lease renewals as its current leases near expiration. However, the Company’s business, financial condition, and operating results could be adversely affected if the Company is unable to continue to negotiate favorable lease and renewal terms.

The Company may be adversely affected if it cannot achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management will be required to perform an annual evaluation of its internal controls over financial reporting and disclose its assessment of the effectiveness of such controls, as well as a report by its independent registered public accountant addressing management’s assessment in its annual report filed with the SEC, beginning with the fiscal year ending March 24, 2007. The Company intends to perform a continuous review of its internal controls and make appropriate changes in order to become compliant with Section 404 of the Sarbanes-Oxley Act. The Company anticipates incurring significant expense associated with performing this review. The Company may be adversely affected if it cannot achieve and maintain effective internal controls under the appropriate deadlines.

During the financial reporting process associated with the Company’s financial results for the fourth quarter ended March 26, 2005 and the fiscal year ended March 26, 2005, the Company identified three material weaknesses in the Company’s internal control over financial reporting. Specifically, as of March 26, 2005, (i) the Company’s internal control policies and procedures over adjustments to inventory to the lower of cost or market do not ensure that adjustments were made in accordance with generally accepted accounting principles and specifically, do not prevent the adjustment of certain aged inventory to below current book value without adequate documentation and support; (ii) the Company’s internal control policies and procedures over the proper accounting for accrued legal expenses do not prevent the accrual of legal expenses (e.g. litigation costs, judgments and settlements) without adequate documentation and support; and (iii) the Company’s internal control over policies and procedures over the proper accounting for related party transactions fail to capture, control, process and record expenses related to transactions with related parties prior to the closing of the consolidated financial statements and issuance of a press release, and the Company’s internal control policies and procedures did not properly provide for the proper accounting of related party transaction in accordance with generally accepted accounting principles. In connection with the same financial reporting process, the Company also identified one significant deficiency in the Company’s internal control over financial reporting. The Company’s internal control policies and procedures over the estimation of the allowance for doubtful accounts do not include an effective process to document support for increases in the reserve for accounts aged less than 60 days delinquent.

The Company also identified a material weakness in the Company’s internal control over financial reporting in the third fiscal quarter of the fiscal year ended March 26, 2005 related to the Company’s internal control policies and procedures over the review of affiliate agreements and contracts for applicability and effect on the Company’s consolidated financial statements which do not ensure that such agreements and contracts, where applicable, are properly disclosed and reflected in the consolidated financial statements.

While steps have been or will be taken to remedy these material weaknesses and the significant deficiency, other material weaknesses and significant deficiencies may also exist in the Company’s internal control over financial reporting. If the Company cannot identify and remedy all material weaknesses or significant deficiencies in its internal control over financial reporting, the Company’s operations, including its access to capital, could be adversely affected and the stock price could suffer. Additionally, identifying and remedying any material weaknesses or significant deficiencies in the Company’s internal control over financial reporting could result in substantial costs.

The Company is the subject of an informal SEC inquiry, which could have a material adverse effect on the Company.

On December 1, 2004, the Company was notified that the SEC is conducting an informal inquiry. The SEC requested documents primarily relating to the warrants that Mayor’s issued to Birks in connection with Birks’ equity investment in Mayor’s in August 2002. In January 2005, as a result of a review of the accounting treatment of warrants, the Company restated its financial statements for the fiscal quarters ended November 2, 2002, December 27, 2003 and June 26, 2004, the fiscal years ended March 29, 2003 and March 27, 2004, and the selected quarterly financial data for the fiscal quarter ended March 27, 2004. Subsequently, the SEC requested further documents related primarily to the restated financial statements and several miscellaneous issues. The Company intends to cooperate fully with the SEC in its inquiry. Responding to the informal inquiry may require significant attention and resources of management. If the SEC elects to pursue a formal investigation or an enforcement action, the additional resources to or defense of such an action could be costly and require additional management resources. If the Company is unsuccessful in resolving this or other investigations or proceedings, it could face civil penalties that could have a material adverse effect on the Company and the stock price.

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

The Company does not have a permanent Chief Financial Officer, which could have a material adverse effect on the Company.

In December 2004, the Chief Financial Officer of the Company resigned. On December 16, 2004, the Board of Directors appointed Lawrence Litowitz to serve as Interim Chief Financial Officer and Principal Accounting Officer. The loss of Mr. Litowitz’s services, or the inability to retain a permanent Chief Financial Officer in the future, could create instability, and the Company’s operations, including access to capital, could be adversely affected and the stock price could decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in more detail in Item 7, the Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States and to foreign currency risk associated with the Company’s Management Agreement with Regaluxe. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mayor’s Jewelers, Inc.

We have audited the accompanying consolidated balance sheets of Mayor’s Jewelers, Inc. and subsidiaries as of March 26, 2005 and March 27, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended March 26, 2005 and March 27, 2004. In connection with our audits of the consolidated financial statements, we also have audited the March 26, 2005 and March 27, 2004 financial statement schedule as listed at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presented fairly, in all material respects, the financial position of Mayor’s Jewelers, Inc. and subsidiaries as of March 26, 2005 and March 27, 2004, and the results of their operations and their cash flows for the fiscal years ended March 26, 2005 and March 27, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida

June 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mayor’s Jewelers, Inc.

Sunrise, Florida

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended March 29, 2003 of Mayor’s Jewelers, Inc. (the “Company”). Our audits also included the financial statement schedule listed at Item 15(a)(2) as it relates to the fiscal year ended March 29, 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Mayor’s Jewelers, Inc. and Subsidiaries’ operations and their cash flows for the fiscal year ended March 29, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to such basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B, the consolidated financial statements for the year ended March 29, 2003 have been restated.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

June 6, 2003, (June 22, 2005 as to the effects of Note B)

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts shown in thousands except share and per share data)

	March 26, 2005	March 27, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,220	$1,448
Accounts receivable (net of allowance for doubtful accounts of $962 and $999, at March 26, 2005 and March 27, 2004, respectively)	6,936	6,446
Inventories	80,439	80,825
Other current assets	632	1,194

Total current assets	89,227	89,913

Property, net	13,143	14,634
Other assets	416	668

Total non-current assets	13,559	15,302

Total assets	$102,786	$105,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,139	$13,833
Accrued expenses	6,786	9,457
Credit facility	33,501	33,005

Total current liabilities	53,426	56,295

Term loan	12,668	12,668
Other long term liabilities	2,401	2,768

Total long term liabilities	15,069	15,436

Commitments and contingencies (Notes M and N)	—	—
Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 authorized, issued and outstanding at March 26, 2005 and March 27, 2004, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,975,546 and 46,945,261 shares issued, at March 26, 2005 and March 27, 2004, respectively	5	5
Additional paid-in capital	207,100	206,981
Accumulated deficit	(143,414)	(144,102)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	34,291	33,484

Total liabilities and stockholders’ equity	$102,786	$105,215

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts shown in thousands except share and per share data)

	Fiscal Year Ended March 26, 2005	Fiscal Year Ended March 27, 2004	Fiscal Year Ended March 29, 2003
			(as Restated, see Note B)
Net sales	$142,710	$125,487	$118,391
Cost of sales	81,715	73,427	78,740

Gross profit	60,995	52,060	39,651

Selling, general and administrative expenses (including non-cash compensation expense, net of $103 and $1,067 for Fiscal 2004 and Fiscal 2003, respectively	53,729	52,283	53,719
Restructuring, asset impairments and other charges	(1,212)	—	2,887
Depreciation and amortization	3,289	3,358	4,177
Goodwill impairment writedown	—	—	(615)

Total operating expenses	55,806	55,641	60,168

Operating income (loss)	5,189	(3,581)	(20,517)
Interest and other income	—	184	1,433
Interest and other financial costs	(4,501)	(4,427)	(6,757)

Income (loss) from continuing operations before income taxes	688	(7,824)	(25,841)
Income tax benefit	—	—	(547)

Income (loss) from continuing operations	688	(7,824)	(25,294)
Loss from discontinued operations, net of income tax expense of $393 in Fiscal 2002	—	—	(1,604)

Net income (loss)	688	(7,824)	(26,898)
Preferred stock cumulative dividend	(100)	(1,316)	(872)
Preferred stock beneficial conversion, value treated as a dividend (See Note B)	—	—	(3,539)
Relative fair value of warrants, value treated as a dividend	—	—	(3,539)
Value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks	(17)	—	(441)

Net income (loss) attributable to common stockholders	$571	$(9,140)	$(35,289)

Weighted average shares outstanding
Basic	36,968,296	26,377,886	19,568,006
Diluted	93,177,445	26,377,886	19,568,006

Income (loss) per share, basic:
Continuing operations	$0.02	$(0.35)	$(1.72)
Discontinued operations	0.00	(0.00)	(0.08)

	$0.02	$(0.35)	$(1.80)

Income (loss) per share, diluted:
Continuing operations	$0.01	$(0.35)	$(1.72)
Discontinued operations	0.00	(0.00)	(0.08)

	$0.01	$(0.35)	$(1.80)

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Preferred Shares Outstanding	Series A/ Series A-1 Convertible Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Treasury Stock	Total
BALANCE AT MARCH 30, 2002	0	$0	19,525,749	$3	$194,527	$(109,380)		$(29,400)	$55,750
Comprehensive loss:
Net loss	—	—	—	—	—	(26,898)	$(26,898)	—	(26,898)

Common stock issued pursuant to Employee Stock Purchase Plan	—	—	82,561	—	23	—		—	23
Sale of Series A Convertible Preferred Stock and warrants, net (See Note L)	15,050	—	—	—	13,552	—		—	13,552
Recognition of relative fair value of warrants (as Restated)	—	—	—	—	3,539	—		—	3,539
Non-cash dividend for relative fair value of warrants (as Restated)	—	—	—	—	(3,539)	—		—	(3,539)
Recognition of beneficial conversion value of Series A Convertible Preferred Stock (as Restated)	—	—	—	—	3,539	—		—	3,539
Non-cash dividend for beneficial conversion feature of Series A (as Restated)	—	—	—	—	(3,539)	—		—	(3,539)
Recognition of the value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks (as Restated)	—	—	—	—	441	—		—	441
Non-cash dividend for the value of the increase in the Series A Preferred conversion ratio and the additional warrants (as Restated)	—	—	—	—	(441)	—		—	(441)

BALANCE AT MARCH 29, 2003	15,050	0	19,608,310	3	208,102	(136,278)		(29,400)	42,427

Comprehensive loss:
Net loss	—	—	—	—	—	(7,824)	$(7,824)	—	(7,824)

Cashless exercise of warrants	—	—	17,352,997	2	(2)	—		—	—
Non-cash compensation expense related to warrants and Birks sale of stock (See Note L)	—	—	—	—	1,067	—		—	1,067
Exchange of Series A Convertible Preferred Stock	(15,050)	—	—	—	—	—		—	—
Issuance of Series A-1 Convertible Preferred Stock	15,050	—	—	—	—	—		—	—
Dividend payment	—	—	—	—	(2,186)	—		—	(2,186)

BALANCE AT MARCH 27, 2004	15,050	0	36,961,307	5	206,981	(144,102)		(29,400)	33,484

Comprehensive income:
Net income	—	—	—	—	—	688	$688	—	688

Common stock issued pursuant to Employee Stock Purchase Plan	—	—	30,285	—	16	—		—	16
Non-cash compensation (credit) related to warrants and Birks sale of stock, net (See Note L)	—	—	—	—	103	—		—	103
Recognition of the value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks	—	—	—	—	17	—		—	17
Non-cash dividend for the value of the increase in the Series A Preferred conversion ratio and the additional warrants	—	—	—	—	(17)	—		—	(17)

BALANCE AT MARCH 26, 2005	15,050	$0	36,991,592	$5	$207,100	$(143,414)		$(29,400)	$34,291

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts shown in thousands)

	Fiscal Year Ended March 26, 2005	Fiscal Year Ended March 27, 2004	Fiscal Year Ended March 29, 2003
			(as Restated, see Note B)
Cash flow from operating activities
Net income (loss)	$688	$(7,824)	$(26,898)
Deduct loss from discontinued operations	—	—	(1,604)

Income (loss) from continuing operations	688	(7,824)	(25,294)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,289	3,358	4,177
Amortization of debt costs	604	432	531
Provision for doubtful accounts	274	269	2,785
Goodwill impairment writedown	—	—	(615)
Closing stores asset writedown	—	—	(1,935)
Write-off of deferred financing costs	—	—	2,055
Non-cash compensation expense related to warrants and Birks sale of stock, net	103	1,067	—
(Increase) decrease in assets:
Net proceeds from sale of private label credit card receivables	—	—	12,147
Accounts receivable	(764)	(938)	3,148
Inventories	386	(4,072)	615
Other assets	567	1,770	(1,517)
Increase (decrease) in liabilities:
Accounts payable	(694)	35	2,598
Accrued expenses and other long term liabilities	(3,038)	1,745	1,527
Accrued restructuring	—	—	(6,554)

Net cash provided by (used in) continuing operations	1,415	(4,158)	(6,332)
Net cash used in discontinued operations	—	(527)	(128)

Net cash provided by (used in) operating activities	1,415	(4,685)	(6,460)

Cash flows from investing activities:
Proceeds from sales of fixed assets	18	74	5,547
Capital expenditures, net	(1,816)	(2,194)	(2,014)

Net cash (used in) provided by investing activities	(1,798)	(2,120)	3,533

Cash flows from financing activities:
Borrowings under line of credit	143,593	136,434	160,913
Line of credit repayments	(143,097)	(126,712)	(172,656)
Principal borrowings on term loan	—	2,000	—
Principal payment on term loan	—	(2,000)	—
Proceeds from issuance of preferred convertible stock and warrants, net	—	—	13,552
Proceeds from sale of stock under employee purchase plans	16	—	23
Payment of commitment fee	(357)	(341)	(650)
Dividend paid to preferred stockholders	—	(2,186)	—
Other	—	—	41

Net cash provided by financing activities	155	7,195	1,223

Net (decrease) increase in cash and cash equivalents	(228)	390	(1,704)
Cash and cash equivalents at beginning of year	1,448	1,058	2,762

Cash and cash equivalents at end of year	$1,220	$1,448	$1,058

Supplemental cash flow information:
Interest paid	$3,597	$4,383	$4,605

Income taxes received	$—	$—	$(91)

Non-cash investing and financing activities:
Property acquired with debt	$311	$130	$—

Par value of 17,352,997 shares of common stock issued pursuant to cashless exercise of warrants	$—	$2	$—

Non-cash dividend for relative fair value of warrants	$—	$—	$3,539

Non-cash dividend for beneficial conversion feature of Series a Convertible Preferred Stock	$—	$—	$3,539

Non-cash dividend for the value of the increase in the Series a Preferred conversion ratio and the additional warrants issued to Birks	$17	$—	$441

See notes to consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended

March 26, 2005, March 27, 2004 and March 29, 2003

A. NATURE OF BUSINESS:

Mayor’s Jewelers, Inc. and subsidiaries (“Mayor’s” or the “Company”) is primarily engaged in the sale of jewelry, timepieces and other consumer products, within Mayor’s luxury jewelry stores. The Company operates 28 stores with locations in South and Central Florida and metropolitan Atlanta, Georgia.

The Company’s consolidated financial statements are prepared on a 52/53-week retail fiscal year basis. The fifty-two weeks ended March 26, 2005, March 27, 2004 and March 29, 2003 are referred to herein as Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

B. RESTATEMENT:

Subsequent to the issuance of the Company’s financial statements, management determined that the consolidated financial statements for the fiscal year ended March 29, 2003 should be restated to properly account for the following:

The Company corrected the allocation of the proceeds from the investment from Henry Birks & Sons Inc, (“Birks”) to a relative fair value basis which resulted in the allocation of $11.51 million to the Series A Preferred and $3.539 million to the warrants from $11.25 million and $3.80 million, respectively, previously based on a residual value method. Additionally, the fair value assigned to the warrants is being recognized as a dividend to Birks and the previously recognized beneficial conversion feature of $3.80 million is reduced to $3.54 million as a result of the change in valuation of the warrants. The dividends have a neutral effect on the Company’s total stockholders’ equity; however they increase the net loss attributed to common stockholders for the year ended March 29, 2003.

The Company recognized as a non-cash dividend to Birks, the value of the increase in the conversion ratio of the number of common stock shares Birks would receive upon conversion of the Series A Preferred into common stock and the increase in warrants issued to Birks that were not granted to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company, as a result of the anti-dilution provisions of the Series A Preferred and the warrants. The dividends have a neutral effect on the Company’s total stockholders’ equity; however they increase the net loss attributed to common stockholders for the year ended March 29, 2003.

The Company reclassified the net proceeds received from the sale of private label credit card receivables from financing activities to operating activities in the consolidated statement of cash flows for the year ended March 29, 2003.

The following information presents a summary of the impact of the adjustments on the Company’s financial information as previously reported in Amendment No. 1, Form 10-K/A for the year ended March 29, 2003:

	Year Ended March 29, 2003
	(as Previously Reported)	(as Restated)
Net loss	$(26,898)	$(26,898)
Preferred stock cumulative dividend	(872)	(872)
Preferred stock beneficial conversion, value treated as dividend	(3,797)	(3,539)
Relative fair value of warrants, value treated as dividend	—	(3,539)
Value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks	—	(441)

Net loss attributable to common stockholders	$(31,567)	$(35,289)

Loss per share, basic and diluted:
Continuing operations	$(1.53)	$(1.72)
Discontinued operations	(0.08)	(0.08)

	$(1.61)	$(1.80)

	Year Ended March 29, 2003
	(as Previously Reported)	(as Restated)
Cash flow from operating activities
(Increase) decrease in assets:
Net proceeds from sale of private label credit card receivables	—	12,147
Net cash (used in) provided by continuing operations	(18,479)	(6,332)
Net cash (used in) provided by operating activities	(18,607)	(6,460)
Cash flows from investing activities:
Net proceeds from sale of private label credit card receivables	12,147	—
Net cash provided by (used in) financing activities	13,370	1,223

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

(3) Concentration of Risk — During Fiscal 2004, merchandise supplied by Rolex, the Company’s largest supplier, accounted for approximately 38% of Mayor’s total net sales.

(4) Revenue Recognition — Sales are recognized at the point of sale when merchandise is taken by or shipped to a customer. Shipping and handling fees billed to customers are included in net sales. Revenues from gift certificate sales and store credits are recognized upon redemption. Sales of consignment merchandise are recognized at such time as the merchandise is sold and recorded on a gross basis in accordance with Emerging Issues Task Force (“EITF”) 99-19 because Mayor’s is the primary obligor of the transaction, has general latitude on setting the price, has discretion as to the suppliers, is involved in the selection of the product and has inventory loss risk. Sales are reported net of returns. Mayor’s generally gives its customers the right to return merchandise purchased by them within 30 days for jewelry and 10 days for timepieces and records an accrual at the time of sale for the effect of the estimated returns.

(5) Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with original maturities of three months or less and amounts receivable from credit card issuers to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction. These amounts totaled approximately $1.1 million as of March 26, 2005 and March 27, 2004.

(6) Accounts Receivable — Accounts receivable arise primarily from customers’ use of the Mayor’s credit cards. Several installment sales plans are offered which vary as to repayment terms and finance charges assessed. Finance charges, when applicable, accrue at rates ranging from 9.9% to 18% per annum. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Finance charge income was $0.2 million for Fiscal 2004, $0.3 million for Fiscal 2003 and $1.5 million for Fiscal 2002 and is recorded in net sales in the accompanying Consolidated Statements of Operations.

Certain sales plans of Mayor’s provide for revolving lines of credit and/or installment plans under which the payment terms may exceed one year. In accordance with industry practice, these receivables are included in current assets in the accompanying Consolidated Balance Sheets. The portion of these receivables as of March 26, 2005 that is not scheduled to be collected during the year ending March 25, 2006 is approximately $1.6 million or 22% of Mayor’s chargecard receivable.

(7) Inventories — Mayor’s inventories are valued using the first in, first out method (“FIFO”). The Company records provisions for lower of cost or market, damaged goods, and slow-moving inventory. The cost of inbound freight is included in the carrying value of the inventories. Purchase discounts are recorded as a reduction of inventory cost and are recorded to cost of sales as the items are sold. Mark down dollars received from vendors are recorded as a reduction of inventory costs to the specific items to which they apply and are recognized in cost of sales once the items are sold. Other vendor allowances, primarily related to the achievement of certain milestones, are infrequent and insignificant and are recognized upon achievement of the specified milestone in cost of sales. The changes in the level of discounts between comparative periods are not significant.

(8) Property — Property is stated at cost net of accumulated depreciation and is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Asset	Estimated Useful Life
Furniture and fixtures	5 years
Automobiles and trucks	3 years
Computer hardware and software	3 years

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

(9) Leases – Lessor incentive amounts on operating leases are deferred and amortized as a reduction of rent expense over the term of the lease. Rent expense is recorded on a straight-line basis, which takes into effect any rent escalations, rent holidays and fixturing periods. Lease terms are from the inception of the fixturing period until the end of the initial term and exclude renewal periods.

(10) Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and (b) operating loss and tax credit carryforwards.

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

(13) Cost of Sales — Cost of sales includes direct inbound freight, direct labor related to repair services, design, creative and the jewelry studio, inventory shrink, inventory thefts, and jewelry, watch and giftware boxes. Indirect freight including inter-store transfers, receiving costs, distribution costs, warehousing costs and quality control costs are included in selling, general and administrative expenses.

(14) Advertising Costs — Advertising costs are charged to expense as incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain specific advertising costs which are netted against advertising expense in the selling, general and administrative expenses within the Consolidated Statements of Operations and amounted to $2.7 million, $2.3 million and $1.5 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Advertising expense, net of vendor cooperative advertising allowances, amounted to $5.2 million, $4.5 million and $3.1 million in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

(15) Pre-opening Expenses — Pre-opening expenses related to the opening of new and relocated stores are expensed as incurred.

(16) Comprehensive Income (Loss) — Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

(17) Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

(18) Accounting for Stock-Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no stock-based compensation cost has been recognized for such plans. Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” at the grant dates for awards granted in Fiscal 2004, Fiscal 2003 and Fiscal 2002 under these plans, the Company’s net income (loss) attributable to common stock and income (loss) per share would have been reduced to the proforma amounts presented below:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Continuing operations	$571	$(9,140)	$(29,963)
Discontinued operations	—	—	(1,604)

Net income (loss) attributable to common stockholders as reported	571	(9,140)	(31,567)
Adjust for non-cash compensation expense for warrants recorded pursuant to APB 25	(32)	867	—

Adjusted net income (loss)	539	(8,273)	(31,567)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(232)	(1,495)	(733)

Proforma net income (loss)	$307	$(9,768)	$(32,300)

Income (loss) per share
As reported basic:
Continuing operations	$0.02	$(0.35)	$(1.53)
Discontinued operations	0.00	(0.00)	(0.08)

	$0.02	$(0.35)	$(1.61)

As reported diluted:
Continuing operations	$0.01	$(0.35)	$(1.53)
Discontinued operations	0.00	(0.00)	(0.08)
	$0.01	$(0.35)	$(1.61)

Proforma basic:
Continuing operations	$0.01	$(0.37)	$(1.57)
Discontinued operations	0.00	(0.00)	(0.08)

	$0.01	$(0.37)	$(1.65)

Proforma diluted:
Continuing operations	$0.00	$(0.37)	$(1.57)
Discontinued operations	0.00	(0.00)	(0.08)

	$0.00	$(0.37)	$(1.65)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in Fiscal 2004, Fiscal 2003 and Fiscal 2002: expected volatility of 94%, 97% and 90%, respectively, risk-free interest rate of 3.61%, 2.80% and 2.53%, respectively, expected lives of approximately five years and a dividend yield of zero for all three fiscal years presented. The weighted average fair values of options granted during Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $0.45, $0.51 and $0.28, respectively. The fair value of each warrant grant was estimated as of the date of grant (see Note L) using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 49.2%, risk-free interest rate of 4.48%, expected lives of approximately twenty years and a dividend yield of zero. The weighted average fair values of warrants granted during Fiscal 2002 were $0.26.

(19) Newly Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. SFAS No. 123(R) is effective for the Company for the first quarter of Fiscal 2006 which ends on June 24, 2006. The impact of the adoption of SFAS No. 123(R) on the financial position or results of operations of Mayor’s has not yet been determined.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to amend the guidance in Chapter 4, “Inventory Pricing,” of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the financial position or results of operations of Mayor’s.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets - an Amendment of APB Opinion No. 29,” to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Exchanges,” which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. It specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the financial position or results of operations of Mayor’s.

In March 2005, the FASB issues Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is evaluating the impact the adoption of FIN 47 would have on the financial position and result of operations of Mayor’s.

(20) Earnings (Loss) Per Share — Earnings (loss) per share is calculated based upon the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is not presented as the assumed conversion of options and warrants would be anti-dilutive.

D. RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

Other charges for Fiscal 2004 are comprised of approximately ($1.2) million of income as a result of a settlement of a sales tax audit for less than the amount accrued as well as the adjustment of other sales tax contingency estimates.

Restructuring, asset impairments and other charges recorded in Fiscal 2002 consist of charges primarily for professional fees related to the execution of the previously mentioned Restructuring Plan of approximately $1.9 million, reserves related to sales tax liabilities of approximately $1.9 million, severance costs related to the departure of the former Chief Executive Officer of approximately $0.5 million and charges related to the sale of certain of the Company’s accounts receivable of approximately $0.4 million. Additionally, approximately $1.9 million of reserves recorded in Fiscal 2002 related to the exit of leases for closed stores were reversed to income due to the fact that the leases were terminated at costs more favorable than originally estimated.

E. GOODWILL IMPAIRMENT WRITEDOWN:

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

F. DISCONTINUED OPERATIONS:

The Company closed its store at Tysons Galleria in McLean, Virginia in March 2003 in order to concentrate its merchandising and marketing efforts in its core Florida and Georgia marketplace. In accordance with SFAS No. 144, the closing of the store is classified as a discontinued operation. Net losses for discontinued operations related to this store for Fiscal 2002 were $0.4 million. The loss on disposal of the store due to closure was approximately $1.2 million and related primarily to costs to exit the lease, write-off of fixed assets and severance offset by the write-off of deferred revenue from landlord inducements. Store sales for Fiscal 2002 were $1.5 million.

G. SALE OF ACCOUNTS RECEIVABLE:

On October 1, 2002, the Company sold, in accordance with SFAS No. 140, $13.1 million of its $18.5 million credit card portfolio to Wells Fargo on a non-recourse basis. A charge on disposal of the portfolio of $413,000 related to the sale is included in other charges in the Consolidated Statement of Operations for Fiscal 2002. The proceeds from the sale are included in operating cash flows in the Fiscal 2002 Consolidated Statement of Cash Flows. The Company retained gross receivables of $5.4 million representing customers with balances greater than an agreed upon amount and certain accounts that Wells Fargo did not wish to purchase. The Company continues to provide Wells Fargo the opportunity to purchase accounts receivable at a discount and on a non-recourse basis going forward.

H. INVENTORIES:

Inventories are summarized as follows:

	March 26, 2005	March 27, 2004
	Company Owned	Company Owned
	(Amounts shown in thousands)
Raw materials	$893	$1,415
Finished goods	79,546	79,410

	$80,439	$80,825

In addition, the Company held inventory on consignment at March 26, 2005 and March 27, 2004 with a cost of approximately $14,198,000 and $11,460,000, respectively.

I. PROPERTY:

The components of property are as follows:

	March 26, 2005	March 27, 2004
	(Amounts shown in thousands)
Furniture and fixtures	$5,701	$5,532
Leasehold improvements	27,951	27,266
Computer hardware and software	7,020	6,734
Automobiles and trucks	15	83

	40,687	39,615
Less accumulated depreciation	(27,544)	(24,981)

	$13,143	$14,634

Depreciation expense for Fiscal 2004, Fiscal 2003 and Fiscal 2002 was approximately $3.3 million, $3.4 million and $4.2 million, respectively.

J. TERM LOAN AND CREDIT FACILITY:

As of March 26, 2005, the Company had a $58 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and a $12.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, the Company paid down $1 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the debt facilities have a maturity date of August 20, 2006 and are collateralized by substantially all of the Company’s assets. On September 7, 2004, the Company entered into a Fourth Amendment to the working capital facility and the junior secured term loan (the “Amended Credit Agreement”). The Amended Credit Agreement provides for, among other things, an extended maturity date to August 20, 2006, a 1.25% reduction of interest on the junior secured term loan, an interest reduction on the Fleet Retail Group LLC-GMAC portion of the credit facility, the elimination of two financial covenants and the increase in the capital expenditures allowed pursuant to the sole remaining financial covenant to $4.5 million which is measured annually. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable as allowed by an amendment on February 20, 2004, and has certain restrictions regarding borrowing availability. The interest rate under the working capital facility as of March 26, 2005 was 6.25% (prime plus 0.5%). On March 4, 2005, the capital expenditure limit was further increased to $5,000,000 per fiscal year. The Company was in compliance with the capital expenditure covenant for Fiscal 2004. On May 3, 2005, the banking facilities were further amended to allow for the interest rate of the Company’s revolving credit facility to be based on either a prime rate plus a specified margin dependant on the level of excess borrowing availability, or a LIBOR based rate (“Eurodollar”) plus a specified margin, based on the level of borrowing availability, at the Company’s election. The junior secured term loan currently bears an effective interest rate of 12.75% and is subject to similar restrictions and covenants, including the capital expenditure covenant, as the working capital facility as well as certain prepayment penalties.

Based on this, after taking into consideration the foregoing borrowing restrictions, the Company had approximately $47.4 million of borrowing capacity under its working capital facility and term loan at March 26, 2005 and, after netting the outstanding borrowings of $33.5 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $13.3 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis.

Information concerning the Company’s short-term borrowings follows. All borrowings under the working capital facility are considered short term, due to the fact that the borrowing availability is based on certain inventory and accounts receivable balances which are short-term in nature.

	Year Ended Mar. 26, 2005	Year Ended Mar. 27, 2004
	(Amounts shown in thousands)
Maximum borrowings outstanding during the fiscal year	$48,417	$39,955
Average outstanding balance during the fiscal year	$35,178	$31,004
Weighted average interest rate for the fiscal year	5.6%	6.3%

K. INCOME TAXES:

The significant items comprising the Company’s net deferred taxes as of March 26, 2005 and March 27, 2004 are as follows:

	March 26, 2005	March 27, 2004
	(Amounts shown in thousands)
Deferred Tax Assets:
Difference between book and tax basis of property	$4,799	$4,339
Compensation expense on warrants	322	335
Sales returns and doubtful accounts allowances not currently deductible	436	472
Inventory reserves not currently deductible	1,401	2,578
Federal net operating loss and tax credit carryforward	28,331	27,025
State net operating loss carryforward	3,697	3,351
Other reserves not currently deductible	1,784	2,502
Purchase accounting differences in basis of sales returns allowances acquired	40	40

	40,810	40,642

Net deferred tax asset before valuation allowance	40,810	40,642
Valuation allowance	(40,810)	(40,642)

Net deferred tax asset	$0	$0

There were no current or deferred provisions for income taxes in Fiscal 2004, Fiscal 2003 or Fiscal 2002.

The provision (benefit) for income taxes varies from the amount computed by applying the Federal income tax statutory rate of 34% for the reasons summarized below:

	Year Ended March 26, 2005	Year Ended March 27, 2004	Year Ended March 29, 2003
	Rate	Rate	Rate
Statutory rate	34.0%	34.0%	34.0%
Increase in valuation allowance	(24.6)%	(80.6)%	(35.4)%
State income taxes, net of Federal tax benefit	(17.9)%	0.0%	2.7%
Sec. 382 Federal and state NOL adjustment	0.0%	52.6%	0.0%
Nondeductible compensation expense on private stock sale	6.7%	0.0%	0.0%
Foreign operations	1.5%	0.0%	(1.8)%
Other	0.3%	(6.0)%	2.6%

	0.0%	0.0%	2.1%

The Company has a Federal net operating loss carryforward of approximately $80.4 million and state net operating loss carryforward of approximately $79.9 million. Due to Section 382 limitations resulting from the change in ownership in Fiscal 2002, the utilization of approximately $41.3 million of the preacquistion net operating loss carryforward is limited to $953,490 on an annual basis, resulting in a valuation allowance of approximately $23.0 million for preacquistion net operating loss carryforwards that will more than likely not be realized. The Federal net operating loss carryforward expires beginning in Fiscal 2009 through Fiscal 2022 and the state net operating loss carryforward expires beginning in Fiscal 2008 through Fiscal 2022. The Company also has an alternative minimum tax credit carryforward of approximately $0.8 million to offset future Federal income taxes. The valuation allowance has been recorded to reduce the net deferred tax asset to the amount that the Company believes, after evaluating the currently available evidence, will more likely than not be realized.

L. RELATED PARTY TRANSACTIONS:

On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million, which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was initially convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred to common stock is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company, on a best efforts basis, to register all of the shares underlying the above-described securities issued to Birks.

The proceeds of $15.05 million were assigned to the Series A Preferred and warrants based on their relative fair values pursuant to Emerging Issues Task Force, (“EITF”) 00-27 Applications of Issue No. 98-5 to Certain Convertible Instruments in the amount of $11.51 million and $3.54 million, respectively. The fair value assigned to the warrants represents a discount on the Series A Preferred that is treated as a non-cash dividend to Birks. Furthermore, the value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.54 million beneficial conversion feature for the Series A Preferred, as a result of the fair value assigned to the Series A Preferred of $11.51 million, and results in an additional non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividends have a neutral effect on the Company’s total stockholders’ equity; however they increase the net loss attributed to common stockholders for the year ended March 29, 2003.

On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants subject Mayor’s to variable accounting rules due to their cashless exercise feature and vesting schedule which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) expense for the years ended March 26, 2005, March 27, 2004 and March 29, 2003 related to these warrants was approximately ($32,000), $867,000 and $0, respectively. As of March 26, 2005, the number of warrants increased to 4,776,899, all of which were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements. On May 26, 2005, the Company purchased 501,348 of these warrants from one of the holders for $150,000, the estimated fair value.

On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,517, 306,317 and 306,317 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of March 26, 2005. A non-cash dividend of approximately $83,000 was recognized in the year ended March 29, 2003 related to the value of the additional warrants granted to Birks as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The anti-dilution provisions provide for the increase in the number of warrants issued to Birks and have potential to decrease the exercise price and are triggered each time the Company issues common stock, options or other convertible securities. The value of additional warrants granted to Birks pursuant to the anti-dilution provisions for the years ended March 26, 2005 and March 27, 2004 was insignificant.

On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, who later became an employee of Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in non-cash compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2004 Consolidated Condensed Statement of Operations. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in non-cash compensation expense of $200,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2003 Consolidated Statement of Operations.

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

On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of March 26, 2005, the Series A-1 Preferred were convertible into 51,499,525 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. The anti-dilution provisions provide for the increase in the conversion ratio into common stock and are triggered each time the Company issues common stock, options or other convertible securities. A non-cash dividend to Birks of approximately $358,000 was recognized in the year ended March 29, 2003 related to the value of the increase in the conversion ratio of the preferred stock into common stock as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The value of the increase in the conversion ratio for the year ended March 27, 2004 was immaterial. The value of the increase in the conversion ratio for the year ended March 26, 2005 was approximately $17,000. Upon conversion of the preferred shares, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

In connection with the Exchange, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend on the Series A-1 Preferred for approximately one year. Capitalink advised the Committee that this waiver of one year of dividends equated to a net savings to the Company of approximately $920,000 since the Company would have to pay interest on the Loan of approximately $280,000. Additionally, if Birks decided to convert its Series A-1 Preferred into common stock before February 28, 2005, the conversion rate would have decreased so that the Company received the value of the waived dividend, on a pro rata basis. Although the Company has no right to redeem the shares of its outstanding Series A-1 Preferred, in the event that the Company were deemed to acquire any shares of its Series A-1 Preferred in a business combination or other transaction, then Birks will pay the Company a cash payment equal to the pro rata value of the waived dividend.

On June 17, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $151,000 which cumulated from March 1, 2005 through April 15, 2005.

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

On February 20, 2004, the Company evidenced the Loan by entering into that certain Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provided for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

Mayor’s Chief Executive Officer, Interim Chief Financial Officer, Group VP-Finance, Chief Marketing Officer, Group VP-Supply Chain Operations, Group VP-Retail Store Operations, Group VP-Category Management, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s through June 1, 2005 at which date he resigned, serves as the Chairman of the Board of Directors of Birks.

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

In Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s (charged) incurred approximately ($204,000), $82,000 and $234,000, respectively, of net costs (to) from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement. Included in selling, general and administrative expenses in Fiscal 2002 is $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $8,966,000, $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $9,000, $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 26, 2005, the Company owed Birks $389,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks until June 18, 2004, during Fiscal 2003 and Fiscal 2002, respectively.

Effective May 1, 2005, the Company renewed for an additional year, its Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”). Under the Agreement, Regaluxe provides advisory, management and corporate services to the Company for $125,000 per calendar quarter plus out of pocket expenses. During Fiscal 2004, the Company incurred $528,000 of costs for these services including out of pocket expenses. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

Regaluxe is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Dr. Rossi resigned from the Board effective June 1, 2005. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

On April 18, 2005, Mayor’s and Birks entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Birks, the Company and Birks Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Birks (the “Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company, with the Company surviving and becoming a wholly-owned subsidiary of Birks (the “Merger”).

Upon the consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Birks will be converted into 0.08695 Class A voting shares of Birks. As a result of the Merger, the Company’s common stock will no longer be listed for trading on the American Stock Exchange (the “AMEX”) although Birks intends to apply to list its Class A voting shares on the AMEX under the trading symbol “BMJ.”

Consummation of the Merger remains subject to certain conditions, including the approval of the Company’s disinterested stockholders, a registration statement with respect to Birks’ securities being declared effective by the Securities and Exchange Commission and the listing of Birks’ Class A voting shares on the AMEX. The Merger is expected to close in the third calendar quarter of 2005. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement, which has previously been filed with the Commission by the Company on Form 8-K.

M. COMMITMENTS AND CONTINGENCIES:

In connection with prior financing arrangements, there are outstanding warrants to purchase 519,756 shares of common stock at $2.25 per share which expired unexercised on May 31, 2005 and warrants to purchase 234,000 shares of common stock at prices ranging from $3.25 to $4.00 per share which expired unexercised on May 1, 2005.

Operating Leases. The Company leases all of its retail stores under operating leases. The rentals are based primarily on a percentage of sales with required minimum annual rentals. In addition, most leases are subject to annual adjustment for increases in real estate taxes and maintenance costs. Since the sale of its corporate building in July 2002, the Company’s corporate facility has been leased. The Company entered into a fifteen year lease agreement for a new corporate headquarters located in Tamarac, Florida to commence on the later of the completion date or August 1, 2005. The Company also has non-cancelable operating leases for certain equipment including copiers, postage machines, and computer equipment. At March 26, 2005, the Company was obligated for the following minimum annual rentals under non-cancelable operating leases:

Fiscal Year	Amounts In Thousands
2005	$7,102
2006	6,141
2007	5,523
2008	5,484
2009	4,332
Thereafter	13,135

$41,717

Rent expense for the Mayor’s stores was approximately $9.8 million including $1.0 million of contingent rent for Fiscal 2004, $9.2 million including $0.7 million of contingent rent for Fiscal 2003 and $10.4 million including $0.3 million of contingent rent for Fiscal 2002.

Employment Agreements. The Company has employment agreements with certain employees for varying terms through various dates, some of which automatically renew for one-year terms as well as certain term agreements. The contractual obligation for these agreements aggregated to $2,225,000 as of March 26, 2005. These agreements allow either party to terminate the employment relationship or resign at any time. Under certain conditions, if employment is terminated or resignation occurs, the agreements provide for severance compensation of varying amounts and restrict the employee from competing with the Company for varying terms after the employment term ends. Some of these agreements also provide for severance and other benefits under certain conditions in the event of a change of control of the Company as defined in the agreements. The Chief Executive Officer’s employment agreement provides that the Company shall grant to the Chief Executive Officer stock options to purchase 1,000,000 shares of Mayor’s common stock (or any successor entity) with an exercise price per share equal to the fair market value of a share on April 1, 2005 (as adjusted if necessary for any subsequent events). These options have not yet been granted to the Chief Executive Officer as of the date of this filing. If the Company cannot or decides not to grant such stock options, the Chief Executive Officer will be provided with the equivalent after tax value of such stock options through an alternative long term incentive compensation plan.

N. LEGAL PROCEEDINGS:

The Company is involved in litigation arising from the normal course of business. The Company believes the facts and the law supports its position and those matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of such legal matters.

O. INCOME (LOSS) PER SHARE:

The following provides a reconciliation of the basic and diluted income (loss) per share amounts for Fiscal 2004, Fiscal 2003 and Fiscal 2002:

(in thousands) except share data	Fiscal Year Ended March 26, 2005	Fiscal Year Ended March 27, 2004	Fiscal Year Ended March 29, 2003
Income (loss) from continuing operations attributable to common stockholders	$571	$(7,824)	$(33,685)
Loss from discontinued operations	—	—	(1,604)

Basic net income (loss) attributable to common stockholders	571	(7,824)	(35,289)
Plus: cumulative preferred stock dividends	100	—	—
Plus: value of the increase in the Series A Preferred conversion ratio and the additional warrants issued to Birks	17	—	—

Diluted income (loss) from continuing operations	$688	$(7,824)	$(35,289)

Weighted average shares outstanding
Basic	36,968,296	26,377,886	19,568,006
Diluted	93,177,445	26,377,886	19,568,006

Basic earnings (loss) per share:
Continuing operations	$0.02	$(0.35)	$(1.72)
Discontinued operations	0.00	(0.00)	0.08

	$0.02	$(0.35)	$(1.80)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.35)	$(1.72)
Discontinued operations	0.00	(0.00)	0.08

	$0.01	$(0.35)	$(1.80)

P. EMPLOYEE BENEFIT PLANS:

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

A total of 1,062,500 shares are reserved for issuance under the ESPP of which 552,174 shares have been issued as of March 26, 2005, including 30,285 during Fiscal 2004, none in Fiscal 2003 and 82,561 during Fiscal 2002.

Profit Sharing Plans

In December 1992, the Board of Directors approved the Mayor’s Jewelers, Inc. 401(k) Profit Sharing Plan & Trust (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes cash contribution of 25% of the employee’s pretax contribution, up to 4% of the employee’s compensation, in any calendar year. The employer match for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $88,633, $74,313 and $77,402, respectively.

Stock Option Plans

As of March 26, 2005 the Company had 3,304,523 shares of common stock available for grant to its key employees and directors under its 1987 and 1991 Stock Option Plans. Under these plans, the option price must be equal to the market price of the stock on the date of the grant, or in the case of an individual who owns 10% or more of common stock, the minimum price must be 110% of the market price.

Options granted to date generally become exercisable from six months to three years after the date of grant, provided that the individual is continuously employed by the Company, or in the case of directors, remains on the Board of Directors. All options generally expire no more than ten years after the date of grant.

The following is a summary of the activity in the option plans during Fiscal 2004, Fiscal 2003 and Fiscal 2002:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,031,797	$2.02	6,358,470	$2.33	6,561,220	$3.47
Granted	80,000	0.62	170,000	0.70	2,650,000	0.28
Canceled/Expired	(1,425,834)	4.21	(496,673)	5.53	(2,852,750)	2.73
Exercised	—	—	—	—	—	—

Outstanding at end of year	4,685,963	$1.42	6,031,797	$2.02	6,358,470	$2.33

A summary of the status of the option plans as of March 26, 2005 is presented below:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.23 — $ 0.34	2,645,000	7.5	*	$0.28	2,330,001	$0.28
$ 0.35 — $ 0.52	45,000	8.3		$0.42	43,333	$0.42
$ 0.53 — $ 0.79	210,000	9.1		$0.72	96,667	$0.78
$ 0.80 — $ 1.20	263,333	6.8		$0.94	263,333	$0.94
$ 1.21 — $ 1.81	162,500	5.8		$1.53	162,500	$1.53
$ 1.82 — $ 2.73	705,629	3.4		$2.41	705,629	$2.41
$ 2.74 — $ 4.11	474,833	5.4		$3.65	474,833	$3.65
$ 4.12 — $ 6.18	98,002	3.5		$4.68	98,002	$4.68
$ 6.19 — $ 9.28	20,000	0.3		$6.44	20,000	$6.44
$ 9.29 — $13.94	61,666	7.2		$12.99	61,666	$12.99

$ 0.23 — $13.94	4,685,963	6.5		$1.33	4,255,964	$1.42

*	1,500,000 of these options were granted to the Chief Executive Officer and expire either after ten years or two years after termination of employment. For purposes of the information herein, a term of ten years is used.

Q. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following methods and assumptions were used to estimate fair value:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short-term nature.

•	The fair value of the Company’s long-term debt approximates carrying value based on the quoted market prices for the same or similar issues.

R. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Thirteen Weeks Ended
	June 26, 2004	Sep. 25, 2004	Dec. 25, 2004	Mar. 26, 2005
	(In thousands, except per share data)
Net Sales	$29,138	$25,483	$57,237	$30,851
Gross Profit	12,153	10,602	24,859	13,381
Net (loss) income from continuing operations	(2,472)	(2,226)	6,243	(857)
Basic (loss) earnings per common share from continuing operations	(0.07)	(0.06)	0.17	(0.02)
Diluted (loss) earnings per common share from continuing operations	(0.07)	(0.06)	0.07	(0.02)

	Thirteen Weeks Ended
	June 28, 2003	Sep. 27, 2003	Dec. 27, 2003	Mar. 27, 2004
	(In thousands, except per share data)
Net Sales	$24,505	$23,834	$50,318	$26,860
Gross Profit	9,904	9,501	21,248	11,407
Net (loss) income from continuing operations	(3,789)	(4,400)	4,020	(2,788)
Basic (loss) earnings per common share from continuing operations	(0.21)	(0.24)	0.12	(0.08)
Diluted (loss) earnings per common share from continuing operations	(0.21)	(0.24)	0.04	(0.08)

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

In connection with the audits of Mayor’s financial statements for the fiscal year ended March 29, 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Deloitte’s satisfaction would have caused Deloitte to make reference in connection with its opinion to the subject matter of the disagreement. The audit report of Deloitte on the consolidated financial statements of Mayor’s and its subsidiaries as of and for the year ended March 29, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended March 29, 2003 and the subsequent interim period, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended March 29, 2003 and the subsequent interim period prior to engaging KPMG, neither Mayor’s nor anyone on its behalf consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Mayor’s financial statements, and neither a written report nor oral advice was provided to Mayor’s by KPMG that was an important factor considered by Mayor’s in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As a result of the material weaknesses identified below, management has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Changes in Internal Controls. During the financial reporting process associated with the Company’s financial results for fourth quarter ended March 26, 2005 and the fiscal year ended March 26, 2005, the Company identified three material weaknesses in the Company’s internal control over financial reporting. In addition, the Company identified a material weakness in the Company’s internal control over financial reporting in the third fiscal quarter of Fiscal 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Mayor’s management identified the following material weaknesses as of March 26, 2005:

Material weaknesses identified in the fourth quarter of Fiscal 2004

•	Adjustments to Inventory to the Lower of Cost or Market. The Company’s internal control policies and procedures over adjustments to inventory to the lower of cost or market do not ensure that adjustments were made in accordance with generally accepted accounting principles and specifically, did not prevent the adjustment of certain aged inventory to below current book value without adequate documentation and support.

•	Accrued Legal Expenses. The Company’s internal control policies and procedures over the proper accounting for accrued legal expenses do not prevent the accrual of legal expenses (e.g., litigation costs, judgments and settlements) without adequate documentation and support.

•	Related Party Transactions. The Company’s internal control over policies and procedures over the proper accounting for related party transactions fail to capture, control, process and record expenses related to transactions with related parties prior to the closing of the consolidated financial statements and issuance of a press release. In addition, the Company’s internal control policies and procedures did not properly provide for the proper accounting of related party transactions in accordance with generally accepted accounting principles.

Material weakness identified in the third quarter of Fiscal 2004

•	Affiliate Agreements and Contracts Effecting the Company. The Company’s internal control over policies and procedures over the review of affiliate agreements and contracts for applicability and effect on the Company’s consolidated financial statements do not ensure that such agreements and contracts, where applicable, are properly disclosed and reflected in the consolidated financial statements.

The Company also identified one significant deficiency in the Company’s internal control over financial reporting during the financial reporting process associated with the Company’s fourth fiscal quarter and fiscal year 2004 financial results. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. Mayor’s management identified the following significant deficiency as of March 26, 2005:

•	Allowance for Doubtful Accounts. The Company’s internal control policies and procedures over the estimation of the allowance for doubtful accounts do not include an effective process to document support for increases in the reserve for accounts aged less than 60 days delinquent.

These material weaknesses and this significant deficiency resulted in adjustments to the Company’s Fiscal 2004 consolidated financial statements subsequent to completion of the Company’s existing financial statement reporting process. Management and the Company’s Audit Committee are currently in the process of determining what remedial actions need to be taken to correct these weaknesses.

As previously reported, on November 9, 2004 and December 1, 2004, the Company released its preliminary conclusions regarding an expected restatement of its financial statements for the fiscal quarters ended November 2, 2002, September 27, 2003, December 27, 2003, and June 26, 2004, the fiscal years ended March 29, 2003 and March 27, 2004, and the selected quarterly financial data for the fiscal quarter ended March 27, 2004. For the reasons described below, which were discovered by the Company in the third fiscal quarter of 2004, management changed its conclusions that the Company’s disclosure controls and procedures were effective as of the end of the periods covered by the reports in the Company’s Form 10-K/A for the year ended March 27, 2004 and in the Company’s Form 10-Q/As for the periods ended September 25, 2004 and June 26, 2004, to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management now believes that the Company’s disclosure controls and procedures were not effective as of the end of the periods covered by those reports.

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

The Company has determined that as a result of the assignment of the warrants to those recipients, the Company should have reflected a non-cash compensation adjustment relating to the increase or decrease in the intrinsic value of the warrants that could be attributed to the services provided by the recipients to the Company based on the vesting schedule of the warrants. The increase or decrease in value of these warrants is required to be reflected in the Company’s financial statements as calculated at the end of each reporting period. The Company also concluded that a fair value of approximately $3.8 million should have been allocated to the warrants rather than the original allocation of approximately $1 million, and the Company recognized a beneficial conversion feature for the Preferred Stock as a result of the valuation of the warrants. After becoming aware of these accounting issues, the Audit Committee of the Board of Directors initiated a review with the assistance of independent legal counsel of the assignment of the warrants.

On March 21, 2005, the Company received a comment letter from the SEC with regard to its financial statements for the fiscal year ended March 27, 2004 and the periods ended September 25, 2004, June 26, 2004, and December 25, 2004. In connection with its response to this letter, the Company discovered that an additional restatement was required for the fiscal year ended March 29, 2003 and for the forty week period ended January 4, 2003.

As reflected in this Form 10-K, the Company revised the fair value assigned to the convertible preferred stock and the warrants for the fiscal year ended March 29, 2003 and for the forty week period ended January 4, 2003. Such revision adjusted the previously recognized beneficial conversion feature of the convertible preferred stock. The Company also determined that it should recognize the fair value assigned to the warrants as a dividend to Birks. As a result of the revaluation of the preferred stock and warrants and to properly recognize the fair value assigned to the warrants as a dividend, the Net Loss Attributable to Common Stockholders and the Loss Per Share for the fiscal year ended March 29, 2003 and the forty week period ended January 4, 2003, were increased by approximately $3.3 million and $0.17, respectively.

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

The Company is also undertaking a review of its internal controls as a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The changes identified above to the Company’s internal control over financial reporting have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the Company’s directors and officers.

Name	Age	Position	Expiration of Term	Preferred Stock Director
Thomas A. Andruskevich (5)	54	Chairman of the Board, President and Chief Executive Officer	2006	Yes
Emily Berlin (2), (3), (4)	57	Director	2005	Yes
Elizabeth M. Eveillard (5)	58	Director	2005	Yes
Massimo Ferragamo (3) (4)	47	Director	2007	Yes
Stephen M. Knopik (1), (2)	49	Director	2005	No
Judith R. MacDonald (1), (2)	62	Director	2007	No
Ann Spector Lieff (1), (3), (4)	53	Director	2007	Yes
Filippo Recami (5)	54	Director	2006	Yes
Dr. Lorenzo Rossi di Montelera (5)	64	Director	2006	Yes
Aida Alvarez	42	Group Vice President Category Management
Lawrence R. Litowitz	54	Interim Chief Financial Officer
Joseph A. Keifer, III	53	Senior Vice President and Chief Operating Officer
Albert J. Rahm, II	51	Vice President-Retail Store Operations
Marc Weinstein	51	Senior Vice President and Chief Administrative Officer
Daisy Chin Lor	51	Senior Vice President and Chief Marketing Officer
Carlo Coda-Nunziante	41	Group Vice President for Strategy and Business Development
John C. Orrico	48	Group Vice President, Supply Chain Operations
Paul Nobel	37	Vice President Finance
Marco I. Pasteris	44	Group Vice President for Finance

(1)	Member of the Audit Committee, the Chairman of which is Mr. Knopik.
(2)	Member of the Corporate Governance Committee, the Chairman of which is Ms. Berlin.
(3)	Member of the Compensation Committee, the Chairman of which is Ms. Lieff.
(4)	Member of the Nominating Committee, the Chairman of which is Mr. Ferragamo.
(5)	Member of the Executive Committee, the Chairman of which is Dr. Rossi. Dr. Rossi resigned from the Board effective June 1, 2005. The Board has not yet replaced him as Chairman of the Executive Committee.

Directors

THOMAS A. ANDRUSKEVICH

Thomas A. Andruskevich, age 54, is Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Andruskevich has been President and Chief Executive Officer of Birks since June 1996 and joined the board of directors of Birks in 1999. From 1994 to 1996, he was President and Chief Executive Officer of the clothing retailer Mondi of America. From 1989 to 1994, he was Executive Vice President of International & Trade of Tiffany & Co. and from 1982 to 1989, Mr. Andruskevich served as Senior Vice President and Chief Financial Officer of Tiffany & Co. He also serves on the board of directors of Brazilian Emeralds, Inc. and The Robbins Company. Mr. Andruskevich was elected to the Board of Directors in August 2002.

EMILY BERLIN

Emily Berlin, age 57, has been Executive Vice President and Director of Helm Holdings International since 2001. Based in Miami, Florida, the Helm Group of companies is a diversified privately owned group of approximately 70 companies operating principally in Latin America and the Caribbean. From 1974 to 2000, she was a member of the law firm of Shearman & Sterling, becoming a partner in 1981. She was elected to the Board of Directors in October 2002.

ELIZABETH M. EVEILLARD

Elizabeth M. Eveillard, age 58, is an independent consultant with over 30 years of experience in the investment banking industry. During 2000-2003, she was a consultant and Senior Managing Director, Retailing and Apparel Group, Bear, Stearns & Co., Inc. From 1988 to 2000, she served as Managing Director and Head of the Retailing Group, PaineWebber Incorporated. From 1972 to 1988 she held various positions at Lehman Brothers, including Managing Director in the Merchandising Group. She serves on the boards of the following publicly-held and private companies: Beall’s, Inc.; Too, Inc.; and Retail Ventures, Inc. In addition to her board seat at Beall’s, Inc., she is also a member of that company’s compensation committee. She received a consulting fee of approximately $112,000 from Bear, Stearns & Co., Inc. in connection with Birks’ investment in Mayor’s. She was elected to the Board of Directors in August 2002.

MASSIMO FERRAGAMO

Massimo Ferragamo, age 47, is currently the Chairman of the board of directors of Ferragamo USA, Inc., which is the wholly owned subsidiary of Salvatore Ferragamo Italia. Mr. Ferragamo had held the position of President since 1985 and became Chairman in 2000. Ferragamo USA Inc. imports and distributes Ferragamo products throughout North America. He also serves on the board of directors of YUM! Brands, Inc. and the American Italian Cancer Foundation. He was elected to the Board of Directors in October 2002.

STEPHEN M. KNOPIK

Stephen M. Knopik, age 49, has been the President of Beall’s, Inc. since 1998, the parent company of Beall’s Department Stores and Beall’s Outlet Stores, which operates more than 500 retail stores in fourteen (14) states. Mr. Knopik joined Beall’s as the Director of Finance in 1984. In December 2003, Mr. Knopik was elected to the board of directors of Beall’s, Inc. From 1978 to 1984, Mr. Knopik was with KPMG Peat Marwick in Tampa, Florida and had advanced during this time to the position of Senior Audit Manager. He was elected to the Board of Directors in July 2003.

ANN SPECTOR LIEFF

Ann Spector Lieff, age 53, is the founder of The Lieff Company, established in 1998, which is a Miami-based consulting group specializing in Chief Executive Officer mentoring, leadership development, corporate strategies to assist and expand organizations in the management of their business practices, and advisory services to corporate boards. She was Chief Executive Officer of SPEC’s Music from 1980 until 1998. Ms. Lieff currently serves as a member of the Executive Advisory Board, University of Denver Daniels College of Business and also serves on the board of directors of Herzfeld Caribbean Basin Fund, Claire’s Stores, Inc., and Hastings Entertainment, Inc. She was elected to the Board of Directors in October 2002.

JUDITH R. MacDONALD

Judith R. MacDonald, age 62, has served as a Director since July, 2003. Ms. MacDonald has been Managing Director and Counsel at Rothschild Inc. since 1996. She is responsible for providing legal and compliance advice at Rothschild Inc., an investment banker and broker dealer, and its investment advisory affiliate, as well as ABN AMRO Rothschild LLC, a broker dealer involved in the equity capital markets and underwritings. From 1994 to 1996, Ms. MacDonald was Managing Director and Director of Compliance at BT (Banker’s Trust) Securities Corporation.

FILIPPO RECAMI

Filippo Recami, age 54, has been a Director of Birks since November 1, 1999 and a Managing Director of Iniziativa S.A. (Luxemburg) since the beginning of 1999. Mr. Recami has also been the Chief Executive Officer and

Managing Director of Regaluxe since March 1999. Between 1978 and 1998, Mr. Recami held senior management positions in several major public European corporations including Fiat S.p.A. (Italy), Sorin Biomedica S.p.A. (Italy), Sorin France S.p.A. (France), SNIA S.p.A. (Italy), and Rhône Poulenc S.A. (France). Mr. Recami holds a Certified Public Accountant title given by the Ministry of Justice of the Italian Government. He was elected to the Company’s Board of Directors in August, 2002.

DR. LORENZO ROSSI di MONTELERA

Dr. Lorenzo Rossi di Montelera, age 64, has served as Chairman of the Board of Directors of Birks since 1993. He is on the Board of Directors of Regaluxe, Vonwiller S.A. (Geneva), a portfolio management and financial services firm, Bacardi Martini B.V., Azimut S.p.A. and the Advisory Board of the Global Leadership Institute of New York. Dr. Rossi is the father-in-law of Mr. Carlo Coda-Nunziante who is the Group Vice President-Strategy and Business Development for Mayor’s. Dr. Rossi resigned from the Mayor’s Board of Directors effective June 1, 2005.

Executive Officers

JOSEPH A. KEIFER, III

Joseph A. Keifer, III, age 53, is the Senior Vice President and Chief Operating Officer of Mayor’s. Prior to joining Mayor’s, Mr. Keifer held the position of Vice President Merchandising for Birks from 1998 to 2002. From 1993 to 1997, Mr. Keifer was the Senior Vice President of Fine Jewelry Merchandise for Montgomery Ward. Prior to that, Mr. Keifer spent 21 years with Zale Corporation during which he held various positions, including Senior Vice President of Company Operations and President of the Bailey Banks & Biddle division.

LAWRENCE LITOWITZ

Lawrence Litowitz, age 54, has served as Interim Chief Financial Officer and Principal Accounting Officer of Mayor’s since December 16, 2004. Since February 17, 2005, he has served in the same position with Birks. For the past five years, Mr. Litowitz has also served as a partner of Tatum CFO Partners, LLP. Mr. Litowitz has significant experience in mergers and acquisitions, venture capital, capital raising and turnaround situations. He has served as Senior Vice-President and Chief Financial Officer of Master Collision Repair, Inc, a network of auto repair facilities in Florida, and Chief Financial Officer of Galen Partners, a venture capital firm with over $400 million under management. Mr. Litowitz has also taught accounting at Brooklyn College and served on several boards of directors. He holds a BS in accounting from Brooklyn College and an MBA from New York University.

MARC WEINSTEIN

Marc Weinstein, age 51, joined Mayor’s in 1996 and is employed as the Senior Vice President and Chief Administrative Officer. Prior to joining Mayor’s, Mr. Weinstein spent approximately 19 years with Burger King Corporation. During his tenure at Burger King, he gained extensive retailing, human resource and operations knowledge on both a domestic and international basis while holding a multitude of positions such as Vice President Managing Director in Europe, Vice President Operations and Vice President Human Resources.

AIDA ALVAREZ

Aida Alvarez, age 42, has been the Vice President-Merchandising for Mayor’s since February 2001. She was recently named Group Vice President Category Management. From August 1989 to February 2001, Ms. Alvarez served as General Merchandise Manager, Divisional Merchandise Manager and Head Watch Buyer for Mayor’s. Prior to joining Mayor’s in August 1989, Ms. Alvarez worked for Zale Corporation as a group store manager from 1987 to 1989. Since July 2004, Ms. Alvarez has provided services to Birks related to the category management of Birks’ branded watch business and her services have been billed to Birks under the Management Expense Reimbursement Agreement dated as of August 20, 2002, between Mayor’s and Birks. See “Certain Relationships and Related—Party Transactions.”

ALBERT J. RAHM, II

Albert J. Rahm, II, age 51, has been with Mayor’s since April 1991 and currently serves as Vice President Retail Store Operations. In addition, Mr. Rahm recently assumed additional responsibility for overseeing the retail operations of Birks. From April 1991 to January 2000, Mr. Rahm served in various store management positions and as Regional Vice President for Mayor’s. Prior to joining Mayor’s in April 1991, Mr. Rahm owned and operated three retail jewelry stores for a fourteen-year period in Shreveport, Louisiana. Since in July 2004, Mr. Rahm has served in a similar capacity for Birks and his services have been billed to Birks under the Management Expense Reimbursement Agreement dated as of August 20, 2002, between Mayor’s and Birks. See “Certain Relationships and Related—Party Transactions.”

DAISY CHIN LOR

Daisy Chin Lor, age 51, has been Senior Vice President and Chief Marketing Officer for Birks and Mayor’s since April 1, 2005. Ms. Chin Lor has extensive experience in the international luxury goods environment, specifically in the area of high-end cosmetics. From 2002 to 2004, Ms. Chin Lor was the Executive Vice President and Chief Marketing Officer for Elizabeth Arden Spas. From 2000 to 2001 she was the Executive Director of Russell Reynolds Associates. Prior to 2000, Ms. Chin Lor spent two years establishing a market presence for Chanel in Thailand and spent nearly 20 years working for Avon Products. Ms. Chin Lor holds a Bachelor of Arts from Hunter College of New York.

CARLO CODA-NUNZIANTE

Carlo Coda-Nunziante, age 41, has been the Group Vice President for Strategy and Business Development of Mayor’s since 2002. Prior to joining Mayor’s, Mr. Coda-Nunziante worked for A.T. Kearney in Milano, Italy from 1999 to 2002. From 1994 to 1998, Mr. Coda-Nunziante worked for Whirlpool Corporation in Italy, the United States and Singapore. He holds a Masters in Business Administration from Columbia Business School and a degree in Mechanical Engineering from the Universita Degli Studi di Firenze, Italy. Mr. Coda-Nunziante is also the son-in-law of Dr. Rossi.

JOHN C. ORRICO

John C. Orrico, age 48, has been Mayor’s Group Vice President, Supply Chain Operations since September 2003. In this role, Mr. Orrico is responsible for Product Development, Gemstone Operations, Manufacturing as well as the Central Watch Division. Before joining Birks and Mayor’s, Mr. Orrico was Group Vice President, Merchandising Supply Chain Operations at Tiffany & Co. Mr. Orrico spent 14 years at Tiffany & Co. where he developed its manufacturing and supply chain strategies and oversaw its operations in Cumberland RI, Cranston RI, Pelham NY, Parsippany NJ and was President of Judel Products in Salem as well as LeTallec in Paris and the Swiss Watch Factory, West Virginia.

PAUL NOBEL

Paul Nobel, age 37, serves as Vice President – Finance of Mayor’s and has been with Mayor’s since 2003. Prior to joining Mayor’s, Mr. Nobel worked for Deloitte & Touche LLP from 1993 through 2003 serving in various positions, most recently as Senior Manager Assurance & Advisory Services. Mr. Nobel is a certified public accountant and holds a Bachelors in Business Administration in Accounting from Florida State University.

MARCO PASTERIS

Marco Pasteris, age 44, has been the Group Vice President Finance for Mayor’s since August 2002. He is also the Group Vice President Finance for Birks and has been with Birks since 1993. Since 1996, he has served as Chief Operating Officer of Henry Birks & Sons Holdings Inc. Prior to joining Birks Mr. Pasteris spent six years with Gruppo Finanziario Textile, one of the largest multinational firms in the textile industry active in production, distribution and retail of such brands as Giorgio Armani, Ungaro, and Valentino. During his tenure at Gruppo Finanziario Textile, Mr. Pasteris held several positions in finance and control, leading to the position of Controller of International Operations. Mr. Pasteris graduated in 1984 from the Università d’Economia e Commercio in Torino, Italy with a B. SC. in business and economics. He also holds a Masters in Business Administration with a specialization in international business and finance from New York University’s Graduate School of Business Administration.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by SEC regulation to furnish the Company with copies of all such reports they file. Based solely on a review of the copies of such reports the Company received, or written representations from certain reporting persons, the Company believes that during the fiscal year ended March 26, 2005, all officers, Directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Audit Committee

Mayor’s has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mayor’s audit committee operates under a written charter adopted by the board of directors. The audit committee reviews the scope and results of the annual audit of Mayor’s consolidated financial statements conducted by Mayor’s independent auditors, the scope of other services provided by Mayor’s independent auditors, proposed changes in Mayor’s financial accounting standards and principles, and Mayor’s policies and procedures with respect to its internal accounting, auditing and financial controls. The audit committee also examines and considers other matters relating to the financial affairs and accounting methods of Mayor’s, including selection and retention of Mayor’s independent auditors. During the fiscal year ended March 26, 2005, the audit committee held 14 meetings, and the Chairman of the audit committee held several meetings with management and Mayor’s auditors. Stephen M. Knopik (Chair), Judith R. MacDonald and Ann Spector Lieff, each of whom is an independent, non-employee director of Mayor’s, currently constitute the audit committee. Mayor’s has determined that Stephen M. Knopik is the audit committee financial expert.

Code of Ethics

Mayor’s board of directors has adopted a code of ethics that applies to Mayor’s Chief Executive Officer, Interim Chief Financial Officer and Vice President Finance, as required by the Securities and Exchange Commission. The current version of such code of ethics can be found at www.mayors.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned for the fiscal years ended March 26, 2005, March 27, 2004 and March 29, 2003, by the Company’s Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation					Long-Term Compensation				All Other Compensation ($)
							Awards			Payouts
		Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)		LTIP Payouts ($)
Thomas A. Andruskevich Chairman of the Board, President and Chief Executive Officer	2004 2003 2002	500,000 500,000 228,846	(1)	366,742 265,150 55,000	(2) (9)	15,000 15,000 6,343	0 0 0	0 0 1,500,000	(4)	0 0 0	0 0 0

Joseph A. Keifer, III Chief Operating Officer and Senior Vice President	2004 2003 2002	380,000 380,000 173,923	(1)	146,551 152,000 25,000	(2) (9)	27,073 21,242 13,341	0 0 0	0 0 500,000	(5)	0 0 0	0 0 0

Marc Weinstein Chief Administrative Officer and Senior Vice President	2004 2003 2002	240,000 238,462 200,000		101,376 104,544 115,000	(2) (9) (3)	29,485 24,790 28,580	0 0 0	0 0 100,000	(6)	0 0 0	0 0 0

Albert J. Rahm, II Vice President-Retail Store Operations	2004 2003 2002	196,539 185,000 185,000		85,294 74,000 92,500	(2) (9) (3)	17,253 18,405 20,209	0 0 0	0 0 30,000	(7)	0 0 0	0 0 0

Aida Alvarez Group Vice President- Category Management	2004 2003 2002	171,539 159,385 144,000		50,239 56,000 72,000	(2) (9) (3)	20,297 24,653 19,033	0 0 0	0 0 20,000	(8)	0 0 0	0 0 0

(1)	Salary for 2002 represents services from October 1, 2002, the date of commencement of employment, to March 29, 2003.

(2)	The bonuses were earned during the year ended March 26, 2005, but were not paid until June 2005.
(3)	The bonus of these Executive Officers represent specific retention bonuses that were established for these specific key executives in order to incentivize them to remain with the Company during a time of significant uncertainty regarding the Company’s future.
(4)	Mr. Andruskevich’s stock options were granted on October 1, 2002. In addition to the Mayor’s stock option grants listed herein, on each of the dates January 31, 2003 and January 31, 2004, Mr. Andruskevich was assigned 500,000 warrants by Birks to purchase shares of Mayor’s Common Stock at $0.30 per share, and on January 31, 2005, Mr. Andruskevich was assigned 500,000 warrants to purchase Mayor’s Common Stock at $0.30 per share.
(5)	Mr. Keifer’s stock options were granted on October 1, 2002. In addition to the Mayor’s stock option grants listed herein, on each of the dates January 31, 2003 and January 31, 2004, Mr. Keifer was assigned 166,666 warrants by Birks to purchase shares of Mayor’s Common Stock at $0.30 per share, and on January 31, 2005, Mr. Keifer was assigned 166,668 warrants to purchase Mayor’s Common Stock at $0.30 per share.
(6)	These stock options were granted to Mr. Weinstein as follows: 100,000 on October 1, 2002, 40,000 on October 26, 2001 and 50,000 on May 10, 2000.
(7)	These stock options were granted to Mr. Rahm as follows: 30,000 on October 1, 2002, 10,000 on September 26, 2001, 36,000 on February 23, 2001 and 40,000 on May 4, 2000.
(8)	These stock options were granted to Ms. Alvarez as follows: 20,000 on October 1, 2002, 10,000 on September 26, 2001, 72,000 on February 23, 2001 and 20,000 on May 4, 2000.
(9)	The bonuses were earned during the year ended March 27, 2004, but were not paid until June 25, 2004.

Option Grants in Last Fiscal Year

There were no option grants in the year ended March 26, 2005 other than 80,000 granted to the members of the Company’s Board of Directors.

Aggregated Option Exercises In Last Fiscal Year And Year-End Option Values

The following table provides information about the number of aggregated option exercises during the last fiscal year and value of options held by the Named Executive Officers at March 26, 2005:

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Andruskevich	0	0	1,500,000	0	$570,000	$0
Joseph A. Keifer, III	0	0	333,333	166,667	127,000	63,000
Marc Weinstein	0	0	253,669	33,333	25,000	13,000
Albert J. Rahm, II	0	0	120,667	10,000	7,600	3,800
Aida Alvarez	0	0	112,666	6,667	5,000	2,500

Equity Compensation Plan Information

The following table provides information as of March 26, 2005 about shares of the Company’s Common Stock to be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans:

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity Compensation plans approved by Stockholders	10,364,014	$0.76	3,304,523
Equity Compensation plans not approved by Stockholders	0	0	0

Total	10,364,014	$0.76	3,304,523

Employment Agreements

THOMAS A. ANDRUSKEVICH

Mayor’s entered into an employment agreement with Thomas A. Andruskevich, effective October 1, 2002, which agreement was amended on June 24, 2004 and February 1, 2005. Under the amended agreement, Mr. Andruskevich serves as the Chairman of the board of directors of Mayor’s, and as President and Chief Executive Officer of Mayor’s for a term continuing until March 31, 2008, unless earlier terminated in accordance with the agreement. His employment agreement allows him to continue his employment with Birks where he has been President and Chief Executive Officer since June, 1996. He receives an annual base salary from Mayor’s of $500,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, which are set each year by the compensation committee and approved by the board of directors. The amendment provides that Mr. Anduskevich’s base salary will be increased to $600,000 on April 1, 2006, provided his and Mayor’s performance are satisfactory and confirmed by the executive committee and compensation committee at such time. The amendment further provides that his target bonus opportunity will increase annually beginning in Mayor’s Fiscal 2005 and that he will receive an additional long-term incentive compensation award. The amendment further provides that Mayor’s shall grant Mr. Andruskevich stock options to purchase 1,000,000 shares of Mayor’s common stock (or any successor entity) with an exercise price per share equal to the fair market value of a share on April 1, 2005 (as adjusted if necessary for any subsequent events). These options have not yet been granted to Mr. Andruskevich as of the date of this filing. If Mayor’s cannot or decides not to grant such stock options, Mr. Andruskevich will be provided with the equivalent after tax value of such stock options through an alternative long term incentive compensation plan. Mayor’s compensation committee of the Board of Directors is in the process of considering the award to Mr. Andruskevich and has not yet determined what type of award to grant; however, it expects to do so shortly. The amendment allows Mayor’s to terminate Mr. Andruskevich’s employment with or without cause. In the event Mr. Andruskevich’s employment is terminated without cause or if he resigns for good reason, he will receive his annual base salary and financial planning, health, and dental benefits until March 31, 2008, plus up to an additional 12 months if he is unable to find another suitable employment position. Mr. Andruskevich will also be entitled to a lump sum cash payment equal to the average annual bonus paid to him for any of the 3 fiscal years ending prior to the date of the resignation or termination multiplied by a fraction, the numerator of which is the number of days from the date of resignation or termination until the end of the term, and the denominator of which is 365, plus a lump sum cash payment of $24,000 for disability and life insurance. In the event Mr. Andruskevich’s employment terminates as a result of his death, Mr. Andruskevich is entitled to get all the payments he is entitled to if his employment is terminated without cause or if he resigns for good reason as described above except the lump sum cash payment of $24,000 for disability and life insurance. The amendment prohibits Mr. Andruskevich from competing with Mayor’s in certain markets for a period of twelve (12) months after the termination of the agreement for certain reasons. If Mr. Andruskevich’s employment is terminated without cause or if he resigns for good reason within the two year period following a change of control, Mr. Andruskevich will receive his annual base salary, annual bonus and financial planning, health, and dental benefits for the greater of two (2) years or the unexpired portion of the term plus one year, and Mr. Andruskevich will also be entitled to certain bonus compensation and a lump sum cash payment of $24,000 for disability and life insurance.

JOSEPH A. KEIFER, III

Mayor’s entered into an employment agreement with Joseph A. Keifer, III, effective October 1, 2002. Under the agreement, Mr. Keifer has served as Senior Vice President and Chief Operating Officer of Mayor’s for a term continuing until October 1, 2003, with such term automatically renewing for successive one-year renewal terms unless Mayor’s or Mr. Keifer provides the other with notice of its determination not to renew the agreement. He receives an annual base salary of $380,000 and has the opportunity to receive an annual cash bonus based upon the achievement of certain objective performance criteria, which are set each year by Mayor’s. Each year, the compensation committee will consider Mr. Keifer for an award of stock options. The agreement allows Mayor’s to terminate Mr. Keifer with or without cause. In the event Mr. Keifer’s employment is terminated without cause or if he resigns for good reason, he will receive his annual base salary, financial planning, health, and dental benefits, and automobile allowance for six months following the date of his resignation or termination. Mr. Keifer is also entitled to a pro rata amount of any bonus compensation payable to him for that year. The agreement prohibits Mr. Keifer from competing with Mayor’s for a period of six months after the termination of the agreement.

MARC WEINSTEIN

Mayor’s entered into an employment agreement with Marc Weinstein, effective October 26, 2001, and amended as of July 19, 2002 and March 31, 2003. Under the agreement, Mr. Weinstein has served as Senior Vice President and Chief Administrative Officer of Mayor’s for a term continuing until October 26, 2003, with such term automatically renewing for successive one-year renewal terms unless Mayor’s or Mr. Weinstein provides the other with notice of its determination not to renew the agreement. He receives an annual base salary of $240,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, which are set each year by Mayor’s. Each year, the compensation committee will consider Mr. Weinstein for an award of stock options. The agreement allows Mayor’s to terminate Mr. Weinstein with or without cause. In the event Mr. Weinstein’s employment is terminated without cause, if he resigns for good reason or if Mayor’s fails to renew his employment agreement, he will receive his annual base salary, financial planning, health, and dental benefits, and automobile allowance for one year following the date of his resignation or termination. Mr. Weinstein is also entitled to reimbursement from Mayor’s for reasonable expenses incurred while seeking employment with another employer for one year following his termination or resignation, accelerated vesting of certain stock options, a pro rata amount of any bonus compensation payable to him for that year, and a lump sum cash payment of $10,000 for disability and life insurance. The agreement prohibits Mr. Weinstein from competing with Mayor’s for a period of one year after the termination of the agreement. If Mr. Weinstein’s employment is terminated within the two year period following a change of control, Mr. Weinstein will receive a severance payment equal to two times his annual base salary, financial planning, health, and dental benefits and automobile allowance for a period of two years. Mr. Weinstein will also be entitled to certain bonus compensation and a lump sum cash payment of $20,000 for disability and life insurance.

ALBERT J. RAHM, II

Mayor’s entered into an employment agreement with Albert J. Rahm, II, effective May 10, 2001, and amended as of July 19, 2002. Under the agreement, Mr. Rahm initially served as Vice President of Stores for a term continuing until May 10, 2002, with such term to automatically renew for successive one-year renewal terms unless Mayor’s or Mr. Rahm provides the other with notice of its determination not to renew the agreement. Mr. Rahm currently serves as Vice President Retail Store Operations. He receives an annual base salary of $200,000 and has the opportunity to receive an annual cash bonus based upon the achievement of objective performance criteria, which are set each year by Mayor’s. The agreement allows Mayor’s to terminate Mr. Rahm with or without cause. In the event Mr. Rahm’s employment is terminated without cause, if he resigns for good reason, or if Mayor’s fails to renew his employment agreement, he will receive his annual base salary, health and dental benefits, and automobile allowance for one year following the date of his resignation or termination. Mr. Rahm is also entitled to reimbursement from Mayor’s for reasonable expenses incurred while seeking employment with another employer for one year following his termination or resignation, accelerated vesting of certain stock options, a pro rata amount of any bonus compensation payable to him for that year, and a lump sum cash payment of $10,000 for disability and life insurance. The agreement prohibits Mr. Rahm from competing with Mayor’s for a period of one year after the termination of the agreement. If Mr. Rahm’s employment is terminated within the two year period following a change of control, Mr. Rahm will receive a severance payment equal to two times his annual base salary, health and dental benefits and automobile allowance for a period of two years. Mr. Rahm will also be entitled to certain bonus compensation and a lump sum cash payment of $10,000 for disability and life insurance.

AIDA ALVAREZ

Mayor’s entered into an employment agreement with Aida Alvarez, effective May 10, 2001, and amended as of July 19, 2002. Under the agreement, Ms. Alvarez initially served as Vice President Merchandising and Marketing for a term continuing until May 10, 2002, with such term to automatically renew for successive one-year renewal terms unless Mayor’s or Ms. Alvarez provides the other with notice of its determination not to renew the agreement. Ms. Alvarez now serves as Group Vice President Category Management for Mayor’s. She receives an annual base salary of $175,000 and has the opportunity to receive an annual cash bonus based upon the achievement of certain objective performance criteria, which are set each year by Mayor’s. The agreement allows Mayor’s to terminate Ms. Alvarez with or without cause. In the event Ms. Alvarez’s employment is terminated without cause, if she resigns for good reason, or if Mayor’s fails to renew her employment agreement, she will receive her annual base salary, health and dental benefits, and automobile allowance for one year following the date of her resignation or termination. Ms. Alvarez is also entitled to reimbursement from Mayor’s for reasonable expenses incurred while seeking employment with another employer for one year following her termination or resignation, accelerated vesting of certain stock options, a pro rata amount of any bonus compensation payable to her for that year, and a lump sum cash payment of $10,000 for disability and life insurance. The agreement prohibits Ms. Alvarez from competing with Mayor’s for a period of one year after the termination of the agreement. If Ms. Alvarez’s employment is terminated within the two year period following a change of control, Ms. Alvarez will receive a severance payment equal to two times her annual base salary, health and dental benefits and automobile allowance for a period of two years. Ms. Alvarez will also be entitled to certain bonus compensation and a lump sum cash payment of $10,000 for disability and life insurance.

Compensation of Directors

Each non-employee Director of the Company is entitled to receive an annual fee of $20,000 for serving on the Company’s Board of Directors. Effective April 20, 2004, the Audit Committee Chairperson is entitled to receive an additional annual fee of $10,000. In addition, effective April 20, 2004, in the event the Company forms a special independent committee of Directors, the Chairperson of such committee shall be entitled to receive $10,000 for his or her service and the other members of the committee would each be entitled to receive $5,000 for their service on such committee. All Directors are reimbursed for travel expenses incurred in connection with the performance of their duties as Directors.

Each outside Director of the Company is granted an option to purchase 20,000 shares of Common Stock upon election to the Board, which vests immediately but is not exercisable for 6 months, and receive an option to purchase 10,000 shares each January 1 thereafter, which vests immediately but are not exercisable for 6 months.

Ten-year Option Repricings

There were no option repricings for the executive officers of Mayor’s during the fiscal year ended March 26, 2005.

Compensation Committee Interlocks and Insider Participation

All decisions regarding compensation of Mayor’s executive officers are subject to the review by the compensation committee. The purpose of the compensation committee is to recommend to the board of directors the compensation of the Chief Executive Officer and the other executive officers. Ann Spector Lieff (Chair), Massimo Ferragamo and Emily Berlin, each of whom is an independent, non-employee director of Mayor’s, constitute the compensation committee.

Board of Directors Compensation Committee Report on Executive Compensation

The compensation committee is responsible for determining compensation levels, including bonuses, for the officers of Mayor’s other than the executive officers, awarding stock options to such officers, and for recommending to the board of directors the cash and equity compensation of Mayor’s executive officers.

Compensation Committee Report on Chief Executive Officer Compensation for Fiscal 2004

Mr. Andruskevich’s compensation for Fiscal 2004 is governed by the terms of an employment agreement effective October 1, 2002, amended June 24, 2004. During Fiscal 2004, Mr. Andruskevich’s annual salary was $500,000, and he received an annual discretionary bonus of $366,742. Mr. Andruskevich’s annual salary is established in his employment agreement and subject to increases as determined by the Board of Directors based upon his performance. In Fiscal 2004, Mr. Andruskevich’s target bonus was $300,000 and could have been as high as $450,000. The Compensation Committee determined Mr. Andruskevich’s bonus for Fiscal 2004 according to the level of his achievement of certain performance criteria established by the Committee at the beginning of the fiscal year, including the overall financial performance of the Company, specifically, the Company’s net income (loss), EBITDA and cash flow for Fiscal 2004; divisional objectives including disposal of slow moving inventory and the gross profit of the Bridal and Fine Jewelry division; and the Company’s success in achieving certain strategic goals in connection with new product sales and integration savings.

Salaries and Benefits

The committee believes that both the compensation and benefits programs provided for the executive officers is generally competitive with similar organizations within the luxury jewelry and retail industry. In determining the compensation of Mayor’s executive officers, the committee takes into account all factors that it considers relevant, including business conditions in general and Mayor’s performance during the year in light of such conditions, the market compensation for executives of similar background and experience, and the performance of the specific executive officer under consideration and the business area of Mayor’s for which such executive officer is responsible. Regarding Chief Executive Officer compensation, the committee considers many of the same factors looked at for the other executive officers. Some of the key company performance measures that are considered specifically for the Chief Executive Officer are sales, gross profit, overall profitability, cash flow and other key strategic and financial objectives as outlined in Mayor’s Profit and Strategic Plans.

Bonuses

The committee believes that the cash bonus portion of the executive officers’ compensation, or the “at risk” component, should vary according to the executive officer’s level of responsibility and individual performance and be based upon the overall financial performance of Mayor’s. The committee believes that this portion of the executive officer’s compensation is critical in order to ensure that such executive officer’s interests are aligned with the interests of the stockholders of Mayor’s. At the present time, the bonus targets for executive officers range from 30% to 60% of their respective base annual salary. For example, most management bonuses are paid out at 75% of target if 100% of the annual planned earnings before taxes is achieved, 100% of target if 125% of the annual planned earnings before taxes is achieved and a maximum 110% of target if 135% of the annual planned earnings before taxes is achieved.

Stock Options

Executive officers may be granted options to purchase Mayor’s common stock or other equity-based incentives on an annual basis. It is believed that providing this type of incentive, one which links a portion of the executive officer’s compensation to the long-term interests of the stockholders, is a valuable consideration and will create an even greater focus on the part of the executive officers to balance short and long-term decision making. The amount of the grants take into consideration such factors as the executive officer’s level of responsibility, their level of performance and contribution to Company results and their potential for growth and ongoing contribution within Mayor’s.

Ann Spector Lieff (Chair)

Massimo Ferragamo

Emily Berlin

Performance Graph

The following graph compares the five-year cumulative total shareholder return on Mayor’s common stock, with the cumulative total stockholder return of the companies comprising the NASDAQ Stock Market (“NASDAQ”) Market Value Stock Index and the total stockholder return of a peer group of companies comprising the S&P Specialty Stores Index. Mayor’s will provide stockholders, upon request, with a list of companies included in the S&P Specialty Stores Index. The graph assumes an initial investment of $100 and reinvestment of all dividends.

Comparison of 62 month cumulative total returns

		For the Fiscal Year Ended,
Company/Index	Base Date*	February 3, 2001	February 2, 2002	March 29, 2003	March 27, 2004	March 26, 2005
Mayor’s	$100	$121.74	$41.39	$8.70	$25.39	$22.96
NASDAQ Stock Market	$100	$69.82	$44.22	$24.28	$42.45	$41.18
S&P Specialty Stores Index	$100	$113.40	$142.20	$123.01	$170.12	$184.60

*	Reflects $100 invested in Mayor’s common stock and in each index, including reinvestment of dividends, January 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of June 10, 2005, by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) the Company’s Named Executive Officers (as defined below) and Directors; and (iii) all Directors and Executive Officers of the Company as a group. The calculation of the percentage of outstanding shares is based on 36,991,592 shares outstanding on June 10, 2005, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Named Executive Officers means the Company’s Chief Executive Officer and the four other highest paid Executive Officers of the Company during the fiscal year ended March 26, 2005. Except as otherwise indicated, each stockholder named has sole voting and investment power with respect to such stockholder’s shares.

Name and Address (1) of Beneficial Owner (2)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares	Percentage of Outstanding Shares if all Preferred Shares were Converted
Thomas A. Andruskevich (3)	3,009,018	7.5%	3.3%
Aida Alvarez (4)	112,666	*	*
Emily Berlin (5)	550,000	1.5%	*
Elizabeth M. Eveillard (6)	1,140,000	3.1%	1.3%
Massimo Ferragamo (7)	50,000	*	*
Joseph A. Keifer, III (8)	843,339	2.2%	*
Judith MacDonald (9)	40,000	*	*
Ann Spector Lieff (10)	100,000	*	*
Stephen M. Knopik (11)	40,000	*	*
Filippo Recami (12)	1,559,018	4.0%	1.7%
Albert J. Rahm, II (13)	120,667	*	*
Dr. Lorenzo Rossi di Montelera (14)	68,053,673	76.1%	76.1%
Marc Weinstein (15)	254,019	*	*
All executive officers and directors as a Group (13 persons) (16)	75,872,400	80.8%	80.8%
5% Stockholders:
Henry Birks & Sons Holdings Inc. (17)	68,003,673	76.1%	76.1%
c/o Mendelsohn Rosentzveig Schater Me Marc Cantin 1000, rue Sherbrooke Quest, 27th Floor Montreal, Quebec, Canada H3A 3GA
Regaluxe Investments Sarl (18)	68,003,673	76.1%	76.1%
25 A. Boulevard Royal 2449 Luxembourg
Henry Birks & Sons Inc. (19)	68,003,673	76.1%	76.1%
1240 Phillips Square Montreal, Quebec, Canada H3B 3H4
Eliahu Ben-Shmual (20)	1,840,101	5.0%	2.1%
16300 N.E. 19TH Avenue, Suite 206 Miami Beach, Florida 33162

*	Less than 1 percent
(1)	Unless otherwise provided, the address for each “Beneficial Owner” is 14051 N.W. 14th Street, Suite 200, Sunrise, Florida 33323.
(2)	Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his or her name.
(3)	Includes options to purchase 1,500,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days and warrants to purchase 1,509,018 shares of Mayor’s common stock at $0.29 per share.
(4)	Includes options to purchase 112,666 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(5)	Includes 500,000 shares of Mayor’s common stock and options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(6)	Includes options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days, 90,000 shares held of record and 1,000,000 shares in which Mrs. Eveillard has an indirect ownership interest through her husband.
(7)	Includes options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(8)	Includes options to purchase 333,333 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days, warrants to purchase 503,006 shares of Mayor’s common stock at $0.29 per share, and 7,000 shares in which Mr. Keifer has an indirect ownership interest.
(9)	Includes options to purchase 40,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(10)	Includes 50,000 shares of Mayor’s common stock and options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(11)	Includes options to purchase 40,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(12)	Includes warrants to purchase 1,509,018 shares of Mayor’s common stock at $0.29 per share and options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.

(13)	Includes options to purchase 120,667 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(14)	Includes beneficial indirect ownership through Birks of warrants to purchase 901,151 shares of Mayor’s common stock at $0.29 per share, 51,499,525 shares of common stock if the Mayor’s preferred stock is converted, 15,602,997 shares held of record and direct ownership of options to purchase 50,000 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(15)	Includes 350 shares of Mayor’s common stock and options to purchase 253,669 shares of Mayor’s common stock which are currently exercisable or exercisable within 60 days.
(16)	Includes 2,700,335 shares issuable upon the exercise of stock options for all executive officers and directors, 1,557,350 shares in which the directors and executive officers have an indirect beneficial ownership interest, 90,000 shares, warrants to purchase 3,521,042 shares of Mayor’s common stock at $0.29 per share, as well as the beneficial indirect ownership through Birks of 288,517, 306,317 and 306,317 warrants to purchase shares of Mayor’s common stock at $0.29, $0.34 and $0.39 per share, respectively, 51,499,525 shares of Mayor’s common stock if the Mayor’s preferred stock is converted and 15,602,997 shares.
(17)	Includes beneficial indirect ownership through Birks of warrants to purchase 901,151 shares of Mayor’s common stock at $0.29 per share and 51,499,525 shares of Mayor’s common stock if the Mayor’s preferred stock is converted and 15,602,997 shares.
(18)	Includes beneficial indirect ownership through Birks of warrants to purchase 901,151 shares of Mayor’s common stock at $0.29 per share and 51,499,525 shares of Mayor’s common stock if the Mayor’s preferred stock is converted and 15,602,997 shares.
(19)	Includes direct ownership of warrants to purchase 901,151 shares of Mayor’s common stock at $0.29 per share and 51,499,525 shares of Mayor’s common stock if the Mayor’s preferred stock is converted and 15,602,997 shares.
(20)	Includes all shares held by Eliahu Ben-Shmuel, E.P. Family Partners, Hay Foundation and Tropical Time, Inc. as reported in its Schedule 13D dated as of September 21, 2001.

Birks currently owns 15,602,997 shares of Common Stock and 15,050 shares of Series A-1 Convertible Preferred Stock (“Preferred Stock”) convertible into 51,499,525 shares of Common Stock. Birks has pledged all 15,602,997 shares of Common Stock and 15,050 shares of Preferred Stock as security for certain promissory notes. In an event of default of such pledge, there may be a change in control of the voting and dispositive power over such Preferred Stock and therefore a change of control over the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 20, 2002, the Company closed on a $15.05 million gross equity investment transaction with Henry Birks & Sons Inc. (“Birks”). The Company incurred expenses related to the raising of the capital of approximately $1.5 million, which was netted against the proceeds in stockholders’ equity. As consideration for the investment, Birks received 15,050 shares of Series A Convertible Preferred Stock (“Series A Preferred”), a newly formed class of stock that was initially convertible into 50,166,667 shares of common stock. The conversion ratio of the Series A Preferred to common stock is subject to certain anti-dilution provisions. Birks also received warrants that were exercisable for 12,424,596 shares of common stock at $0.30 per share, 12,424,596 shares of common stock at $0.35 per share and 12,424,595 shares of common stock at $0.40 per share. The warrants also contain certain anti-dilution provisions which upon the occurrence of certain events can increase the number of warrants and decrease the exercise price. The preferred stock and warrants were issued by the Company without being registered, relying on an exemption under 4(2) of the Securities Act of 1933, as amended. Birks had entered into an Amended and Restated Registration Rights Agreement with the Company, whereby Birks has the right to require the Company, on a best efforts basis, to register all of the shares underlying the above-described securities issued to Birks.

The proceeds of $15.05 million were assigned to the Series A Preferred and warrants based on their relative fair values pursuant to Emerging Issues Task Force, (“EITF”) 00-27 Applications of Issue No. 98-5 to Certain Convertible Instruments in the amount of $11.51 million and $3.54 million, respectively. The fair value assigned to the warrants represents a discount on the Series A Preferred that is treated as a non-cash dividend to Birks. Furthermore, the value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.54 million beneficial conversion feature for the Series A Preferred, as a result of the fair value assigned to the Series A Preferred of $11.51 million, and results in an additional non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividends have a neutral effect on the Company’s total stockholders’ equity; however they increase the net loss attributed to common stockholders for the year ended March 29, 2003.

On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants subject Mayor’s to variable accounting rules due to their cashless exercise feature and vesting schedule which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) expense for the years ended March 26, 2005, March 27, 2004 and March 29, 2003 related to these warrants was approximately ($32,000), $867,000 and $0, respectively. As of March 26, 2005, the number of warrants increased to 4,776,899, all of which were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements. On May 26, 2005, the Company purchased 501,348 of these warrants from one of the holders for $150,000, the estimated fair value.

On November 6, 2003, Birks exercised 32,523,787 of the warrants on a cashless basis based on an average market price of $0.766, as defined in the warrant agreements. The cashless feature of exercise resulted in the issuance of 17,352,997 shares of common stock and the forfeiture of 15,170,790 warrants. Birks had 288,517, 306,317 and 306,317 warrants exercisable at $0.29, $0.34 and $0.39, respectively, including adjustments for the anti-dilution provisions as of March 26, 2005. A non-cash dividend of approximately $83,000 was recognized in the year ended March 29, 2003 related to the value of the additional warrants granted to Birks as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The anti-dilution provisions provide for the increase in the number of warrants issued to Birks and have potential to decrease the exercise price and are triggered each time the Company issues common stock, options or other convertible securities. The value of additional warrants granted to Birks pursuant to the anti-dilution provisions for the years ended March 26, 2005 and March 27, 2004 was insignificant.

On June 15, 2004, Birks sold 500,000 and 250,000 shares of Mayor’s common stock to one of the Company’s Directors and a consultant to Birks, who later became an employee of Birks, respectively, for $0.50 per share in a private placement sale. The sale of the 750,000 shares of common stock resulted in non-cash compensation expense of $135,000 recorded by Mayor’s which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2004 Consolidated Condensed Statement of Operations. On March 22, 2004, Birks sold 1,000,000 shares of Mayor’s common stock at $0.50 per share in a private placement sale to the spouse of one of the Company’s Directors. The sale of stock resulted in non-cash compensation expense of $200,000 recorded by Mayor’s, which represented the difference between the market value of the stock and the selling price at the date of the sale, which is included in selling, general and administrative expense in the Fiscal 2003 Consolidated Statement of Operations.

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

On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of March 26, 2005, the Series A-1 Preferred were convertible into 51,499,525 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. The anti-dilution provisions provide for the increase in the conversion ratio into common stock and are triggered each time the Company issues common stock, options or other convertible securities. A non-cash dividend to Birks of approximately $358,000 was recognized in the year ended March 29, 2003 related to the value of the increase in the conversion ratio of the preferred stock into common stock as a result of the anti-dilution provisions with a corresponding increase in additional paid-in capital. The value of the increase in the conversion ratio for the year ended March 27, 2004 was immaterial. The value of the increase in the conversion ratio for the year ended March 26, 2005 was approximately $17,000. Upon conversion of the preferred shares, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s.

In connection with the Exchange, Birks agreed to (a) reimburse the Company in full for all Transaction expenses, (b) reduce the dividend rate from $95 per share to $80 per share per annum on the Series A-1 Preferred, resulting in a savings in cumulative dividends of approximately $225,750 annually; and (c) waive the dividend on the Series A-1 Preferred for approximately one year. Capitalink advised the Committee that this waiver of one year of dividends equated to a net savings to the Company of approximately $920,000 since the Company would have to pay interest on the Loan of approximately $280,000. Additionally, if Birks decided to convert its Series A-1 Preferred into common stock before February 28, 2005, the conversion rate would have decreased so that the Company received the value of the waived dividend, on a pro rata basis. Although the Company has no right to redeem the shares of its outstanding Series A-1 Preferred, in the event that the Company were deemed to acquire any shares of its Series A-1 Preferred in a business combination or other transaction, then Birks will pay the Company a cash payment equal to the pro rata value of the waived dividend.

On June 17, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $151,000 which cumulated from March 1, 2005 through April 15, 2005.

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

On February 20, 2004, the Company evidenced the Loan by entering into that certain Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent (the “Amended Credit Agreement”), dated as of February 20, 2004, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, the domestic subsidiaries of the Company and the Company. The Amended Credit Agreement provided for, among other things, effectively increasing the term loan by $2 million; modifying the calculation of the credit facilities borrowing formula so as to fully permit the payment of the Dividend without negatively impacting the availability of borrowings under the Company’s credit facility or otherwise creating a material adverse effect on the Company’s liquidity; and adjusting the borrowing base to provide for the inclusion of the Company’s accounts receivable, up to a maximum of $3 million.

Mayor’s Chief Executive Officer, Interim Chief Financial Officer, Group VP-Finance, Chief Marketing Officer, Group VP-Supply Chain Operations, Group VP-Retail Store Operations, Group VP-Category Management, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Lorenzo Rossi di Montelera, a Director of Mayor’s through June 1, 2005 at which date he resigned, serves as the Chairman of the Board of Directors of Birks.

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

In Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s (charged) incurred approximately ($204,000), $82,000 and $234,000, respectively, of net costs (to) from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement. Included in selling, general and administrative expenses in Fiscal 2002 is $390,000 of amounts paid to Birks for merchandising and other consulting services prior to the equity investment transaction. Also, during Fiscal 2004, Fiscal 2003 and Fiscal 2002, Mayor’s purchased approximately $8,966,000, $599,000 and $407,000, respectively, of merchandise from Birks and Birks purchased approximately $9,000, $56,000 and $109,000, respectively, of merchandise from Mayor’s pursuant to the Manufacturing & Sale Agreement. As of March 26, 2005, the Company owed Birks $389,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s. Mayor’s also purchased $28,000 and $108,000, respectively, of merchandise from Cristalleries Royales de Champagne, a company controlled by the majority owners of Birks until June 18, 2004, during Fiscal 2003 and Fiscal 2002, respectively.

Effective May 1, 2005, the Company renewed for an additional year, its Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”). Under the Agreement, Regaluxe provides advisory, management and corporate services to the Company for $125,000 per calendar quarter plus out of pocket expenses. During Fiscal 2004, the Company incurred $528,000 of costs for these services including out of pocket expenses. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

Regaluxe is the controlling shareholder of Birks. Two of the Company’s directors, Filippo Recami and Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Dr. Rossi resigned from the board effective June 1, 2005. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

On April 18, 2005, Mayor’s and Birks entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Birks, the Company and Birks Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Birks (the “Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company, with the Company surviving and becoming a wholly-owned subsidiary of Birks (the “Merger”).

Upon the consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Birks will be converted into 0.08695 Class A voting shares of Birks. As a result of the Merger, the Company’s common stock will no longer be listed for trading on the American Stock Exchange (the “AMEX”) although Birks intends to apply to list its Class A voting shares on the AMEX under the trading symbol “BMJ.”

Consummation of the Merger remains subject to certain conditions, including the approval of the Company’s disinterested stockholders, a registration statement with respect to Birks’ securities being declared effective by the Securities and Exchange Commission and the listing of Birks’ Class A voting shares on the AMEX. The Merger is expected to close in the third calendar quarter of 2005. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement, which has previously been filed with the Commission by the Company on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended March 26, 2005 and March 27, 2004, the Company retained its independent auditors, KPMG LLP and Deloitte and Touche LLP, its former independent auditors, to provide services in the following categories and amounts:

Audit Fees

The aggregate fees and expenses billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005 and for the review of the Company’s financial statements included in the Company’s Quarterly Report on Form 10-Q for the each fiscal quarter was approximately $210,650.

In addition, during Fiscal 2004 the Company incurred fees of $333,400 and $68,300 by KPMG LLP and Deloitte & Touche LLP, its former independent auditors, respectively, related to the restatement of reports previously filed with the SEC.

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 27, 2004 were approximately $135,000, and the aggregate fees for the review of the Company’s financial statements included in the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter ended December 27, 2003, were approximately $16,500.

Audit Related Fees

During the fiscal year ended March 26, 2005, the Company’s independent auditors did not provide any audit-related services for the Company. During the fiscal year ended March 27, 2004, the Company paid its independent auditors approximately $4,000 related to providing services for the filing of a Form S-8 registration statement.

Tax Fees

During the fiscal year ended March 26, 2005 and March 27, 2004, the Company’s independent auditors did not provide tax services for the Company.

All Other Fees

During the fiscal year ended March 26, 2005, the Company’s independent auditors did not provide any other services for the Company. During the fiscal year ended March 27, 2004, Deloitte & Touche LLP provided audit services for the Mayor’s Jewelers, Inc. 401(k) Profit Sharing Plan & Trust resulting in fees of approximately $20,200.

Pre Approval Policies and Procedures

The Audit Committee has not established a pre-approval policy as described in Rule 2-01(c)(7)(i)(B) of Regulation S-X. The Audit Committee approves in writing, in advance, any audit or non-audit services provided to Mayor’s by the independent accountants that are not specifically disallowed by the Sarbanes-Oxley Act of 2002. None of the services described in the preceding three sections were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(c).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following is a list of the consolidated financial statements of Mayor’s Jewelers, Inc. and subsidiaries included in Item 8 of Part II.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

CONSOLIDATED BALANCE SHEETS — March 26, 2005 and March 27, 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS — Fiscal Years Ended March 26, 2005, March 27, 2004 and March 29, 2003.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Fiscal Years Ended March 26, 2005, March 27, 2004 and March 29, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Fiscal Years Ended March 26, 2005, March 27, 2004 and March 29, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(a)(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this Form 10-K: Schedule II. All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits required to be filed by Item 601 of Regulation 5-K as exhibits to this Report are listed.

Exhibit No.	Description
2.1	Investment Agreement, dated July 30, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated July 22, 2002.

2.2	Amendment to Investment Agreement, dated as of August 20, 2002, by and between Mayor’s and Birks. Incorporated by reference from Mayor’s 8-K dated August 16, 2002.

2.3	Agreement and Plan of Merger and Reorganization, dated as of April 18, 2005, by and among Henry Birks & Sons, Inc., Birks Merger Corporation and the Company. Incorporated by reference from Mayor’s Form 8-K filed April 19, 2004.

3.1	Certificate of Incorporation. Incorporated by reference from Mayor’s Form 8-K filed in July 2000.

3.2	Bylaws. Incorporated by reference from Mayor’s Form 10-K filed May 15, 1995.

4.1	See Exhibit 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of security holders of the Company.

4.2	Specimen Certificate. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

4.3	Rights Agreement dated November 21, 1996. Incorporated by reference from Mayor’s Form 8-K filed November 21, 1996.

4.4	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.5	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 30 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.6	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 35 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.7	Warrant Agreement, dated August 20, 2002, between Mayor’s and Birks to purchase shares of Common Stock at 40 cents per share. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.8	Registration Rights Agreement, dated August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

4.9	Certificate of Designation of Series A-1 Convertible Preferred Stock. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.1	Jan Bell Marketing, Inc. 1987 Stock Option Plan. Incorporated by reference from Mayor’s Form 10-K filed in March 1991.

10.2	Mayor’s Jewelers, Inc. Employee Stock Purchase Plan, formerly known as Jan Bell Marketing, Inc. Employee Stock Purchase Plan. Incorporated by reference from Mayor’s Form S-8 filed April 8, 2004.

10.3	Jan Bell Marketing, Inc. 1991 Stock Option Plan. Incorporated by reference from Mayor’s Definitive Proxy Statement filed in April 1993.

10.4	Current Form of Director and Officer Indemnification Agreement. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.5	Manufacturing and Sale Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002

10.6	Management Expense Reimbursement Agreement, dated as of August 20, 2002, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.7	Revolving Credit, Tranche B Loan and Security Agreement by and among Fleet Retail Finance Inc., GMAC Business Credit, LLC, Back Bay Capital Funding LLC and Mayor’s dated as of August 20, 2002. Incorporated by reference from Mayor’s Form 8-K dated August 16, 2002.

10.8	Voting and Standstill Agreement, dated as of April 26, 2001, among Mayor’s, Eliahu Ben-Samuel and Goldstein. Incorporated by reference from Mayor’s Form 8-K filed May 2, 2001.

10.9	Amended Employment Agreement, dated July 19, 2002, between Albert Rahm II and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.10	Amended Employment Agreement, dated July 19, 2002, between Aida Alvarez and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.11	Amended Employment Agreement, dated July 19, 2002, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed December 17, 2002.

10.12	Employment Agreement, dated October 1, 2002, between Joseph Keifer III and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.13	Employment Agreement, dated October 29, 2002, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 17, 2002.

10.14	Amended Employment Agreement, dated March 31, 2003, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.15	Preferability letter from Deloitte & Touche LLP regarding the change in inventory valuation methodology. Incorporated by reference from Mayor’s Form 10-K filed on June 19, 2003.

10.16	Second Amendment to Revolving Credit Agreement, dated November 21, 2003. Incorporated by reference from Mayor’s Form 10-Q filed on February 10, 2004.

10.17	Exchange Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.18	Amended & Restated Registration Rights Agreement dated February 25, 2003, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.19	Amendment to Amended & Restated Registration Rights Agreement dated February 20, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.20	Letter Agreement dated February 20, 2004 between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.21	Third Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of February 20, 2004, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.22	Opinion of Richards, Layton & Finger, P.A. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.23	Fairness Opinion of Capitalink, L.C. Incorporated by reference from Mayor’s Form 8-K filed on March 4, 2004.

10.24	Management Consulting Services Agreement between Mayor’s and Regaluxe Investment SarL, dated April 22, 2004. Incorporated by reference from Mayor’s Form 8-K filed on April 29, 2004.

10.25	First Amendment to Management Expense Reimbursement Agreement, dated June 15, 2004, between Mayor’s and Birks. Incorporated by reference from Mayor’s Form 10-K filed on June 25, 2004.

10.25	Amended Employment Agreement, dated June 24, 2004, between Thomas Andruskevich and Mayor’s. Incorporated by reference from Mayor’s Form 10-K filed on June 25, 2004.

10.26	Employment Agreement dated October 26, 2001, between Marc Weinstein and Mayor’s. Incorporated by reference from Mayor’s Form 10-Q filed on December 18, 2001.

10.27	Fourth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of September 7, 2004, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on September 13, 2004.

10.28	Fifth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of March 4, 2005, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on March 8, 2005.

10.29	Sixth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, Limited Waiver and Consent, dated as of May 3, 2005, by and among Fleet Retail Group, Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the domestic subsidiaries of the Company and the Company. Incorporated by reference from Mayor’s Form 8-K filed on May 5, 2005.

10.30	Employment Agreement dated April 1, 2005, between Daisy Chin Lor and Mayor’s.

10.31	Warrant Redemption Agreement, dated May 26, 2005 by and between the Company and John Ball.

16.1	Letter from Deloitte & Touche LLP. Incorporated by reference from Mayor’s Form 8-K/A filed on December 2, 2003.

21.1	Subsidiaries of Mayor’s.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the report.

SCHEDULE II

MAYOR’S JEWELERS, INC. VALUATION AND QUALIFYING ACCOUNTS

(Amounts shown in thousands)

Description	Beginning Balance	Charged to Cost and Expenses		Deductions	Ending Balance
Fiscal year ended March 29, 2003
Allowance for Doubtful Accounts	$1,487	$2,366	(1)	$2,590	$1,263
Allowance for Restructuring	8,574	—		8,574	—
Allowance for Sales Returns	350	5,125		5,125	350
Fiscal year ended March 27, 2004
Allowance for Doubtful Accounts	1,263	193		457	999
Allowance for Sales Returns	350	6,706		6,844	212
Fiscal year ended March 26, 2005
Allowance for Doubtful Accounts	999	148		185	962
Allowance for Sales Returns	212	8,326		8,370	168

(1)	Net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYOR’S JEWELERS, INC.
Date: June 24, 2005
/s/ Thomas A. Andruskevich
Thomas A. Andruskevich,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ THOMAS A. ANDRUSKEVICH	Chairman of the Board, President and Chief Executive Officer	June 24, 2005
Thomas A. Andruskevich

/s/ LAWRENCE R. LITOWITZ	Interim Chief Financial Officer (Principal Accounting Officer)	June 24, 2005
Lawrence R. Litowitz

/s/ FILIPPO RECAMI	Director	June 24, 2005
Filippo Recami

/s/ EMILY BERLIN	Director	June 24, 2005
Emily Berlin

/s/ ELIZABETH M. EVEILLARD	Director	June 24, 2005
Elizabeth M. Eveillard

/s/ MASSIMO FERRAGAMO	Director	June 24, 2005
Massimo Ferragamo

/s/ STEPHEN M. KNOPIK	Director	June 24, 2005
Stephen M. Knopik

/s/ ANN SPECTOR LIEFF	Director	June 24, 2005
Ann Spector Lieff

/s/ JUDITH R. MACDONALD	Director	June 24, 2005
Judith R. Macdonald

Exhibit Index

Exhibit No.	Description
10.30	Employment Agreement dated April 1, 2005, between Daisy Chin Lor and Mayor’s.

10.31	Warrant Redemption Agreement, dated May 26, 2005 by and between the Company and John Ball.

21.1	Subsidiaries of Mayor’s.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.