Form 10-K/A
period 2005-03-26
MAYORS JEWELERS INC/DE
filed 2005-07-22
CIK 817946

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

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005, originally filed with the Securities and Exchange Commission on June 24, 2005 (the “Original Report”) is being filed solely to correct certain typographical errors in (i) the weighted average exercise price of stock options outstanding as of March 26, 2005, in Note P to the consolidated financial statements and (ii) the selected quarterly financial data (unaudited) for the fiscal year ended March 27, 2004, in Note R to the consolidated financial statements.

Except for the corrections described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed. This Form 10-K/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

REVISED NOTES P AND R TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the activity in the option plans during Fiscal 2004, Fiscal 2003 and Fiscal 2002:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,031,797	$2.02	6,358,470	$2.33	6,561,220	$3.47
Granted	80,000	0.62	170,000	0.70	2,650,000	0.28
Canceled/Expired	(1,425,834)	4.21	(496,673)	5.53	(2,852,750)	2.73
Exercised	—	—	—	—	—	—

Outstanding at end of year	4,685,963	$1.33	6,031,797	$2.02	6,358,470	$2.33

A summary of the status of the option plans as of March 26, 2005 is presented below:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.23 — $ 0.34	2,645,000	7.5	*	$0.28	2,330,001	$0.28
$ 0.35 — $ 0.52	45,000	8.3		$0.42	43,333	$0.42
$ 0.53 — $ 0.79	210,000	9.1		$0.72	96,667	$0.78
$ 0.80 — $ 1.20	263,333	6.8		$0.94	263,333	$0.94
$ 1.21 — $ 1.81	162,500	5.8		$1.53	162,500	$1.53
$ 1.82 — $ 2.73	705,629	3.4		$2.41	705,629	$2.41
$ 2.74 — $ 4.11	474,833	5.4		$3.65	474,833	$3.65
$ 4.12 — $ 6.18	98,002	3.5		$4.68	98,002	$4.68
$ 6.19 — $ 9.28	20,000	0.3		$6.44	20,000	$6.44
$ 9.29 — $13.94	61,666	7.2		$12.99	61,666	$12.99

$ 0.23 — $13.94	4,685,963	6.5		$1.33	4,255,964	$1.42

*	1,500,000 of these options were granted to the Chief Executive Officer and expire either after ten years or two years after termination of employment. For purposes of the information herein, a term of ten years is used.

R. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

	Thirteen Weeks Ended
	June 26, 2004	Sep. 25, 2004	Dec. 25, 2004	Mar. 26, 2005
	(In thousands, except per share data)
Net Sales	$29,138	$25,483	$57,237	$30,851
Gross Profit	12,153	10,602	24,859	13,381
Net (loss) income from continuing operations	(2,472)	(2,226)	6,243	(857)
Basic (loss) earnings per common share from continuing operations	(0.07)	(0.06)	0.17	(0.02)
Diluted (loss) earnings per common share from continuing operations	(0.07)	(0.06)	0.07	(0.02)

	Thirteen Weeks Ended
	June 28, 2003	Sep. 27, 2003	Dec. 27, 2003	Mar. 27, 2004
	(In thousands, except per share data)
Net Sales	$24,505	$23,834	$50,318	$26,830
Gross Profit	9,904	9,501	21,248	11,407
Net (loss) income from continuing operations	(3,789)	(5,175)	4,065	(2,925)
Basic (loss) earnings per common share from continuing operations	(0.21)	(0.28)	0.13	(0.09)
Diluted (loss) earnings per common share from continuing operations	(0.21)	(0.28)	0.04	(0.09)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit No.	Description
31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification by Lawrence R. Litowitz, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYOR’S JEWELERS, INC.

Date: July 21, 2005

/s/ Thomas A. Andruskevich
Thomas A. Andruskevich,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ THOMAS A. ANDRUSKEVICH Thomas A. Andruskevich	Chairman of the Board, President and Chief Executive Officer	July 21, 2005

/s/ LAWRENCE R. LITOWITZ Lawrence R. Litowitz	Interim Chief Financial Officer (Principal Accounting Officer)	July 21, 2005

/s/ FILIPPO RECAMI Filippo Recami	Director	July 21, 2005

/s/ EMILY BERLIN Emily Berlin	Director	July 21, 2005

/s/ ELIZABETH M. EVEILLARD Elizabeth M. Eveillard	Director	July 21, 2005

/s/ MASSIMO FERRAGAMO Massimo Ferragamo	Director	July 21, 2005

/s/ STEPHEN M. KNOPIK Stephen M. Knopik	Director	July 21, 2005

/s/ ANN SPECTOR LIEFF Ann Spector Lieff	Director	July 21, 2005

/s/ JUDITH R. MACDONALD Judith R. Macdonald	Director	July 21, 2005