Form 10-Q
period 2005-06-25
MAYORS JEWELERS INC/DE
filed 2005-08-09
CIK 817946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended June 25, 2005

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

AS OF AUGUST 5, 2005

MAYOR’S JEWELERS, INC.

FORM 10-Q

FOR THE THIRTEEN WEEKS ENDED JUNE 25, 2005

PART I: FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS - UNAUDITED

(Amounts shown in thousands except share and per share data)

	June 25, 2005	March 26, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,436	$1,220
Accounts receivable (net of allowance for doubtful accounts of $878 and $962, at June 25, 2005 and March 26, 2005, respectively)	5,587	6,936
Inventories	84,120	80,439
Other current assets	596	632

Total current assets	91,739	89,227

Property, net	12,813	13,143
Other assets	234	416

Total non-current assets	13,047	13,559

Total assets	$104,786	$102,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,201	$13,139
Accrued expenses	5,183	6,786
Credit facility	34,151	33,501

Total current liabilities	57,535	53,426

Term loan	11,668	12,668
Other long term liabilities	2,507	2,401

Total long term liabilities	14,175	15,069

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized, issued and outstanding at June 25, 2005 and March 26, 2005, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 46,975,546 issued at June 25, 2005 and March 26, 2005	5	5
Additional paid-in capital	206,574	207,100
Accumulated deficit	(144,103)	(143,414)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	33,076	34,291

Total liabilities and stockholders’ equity	$104,786	$102,786

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(Amounts shown in thousands except share and per share data)

	Thirteen Weeks Ended June 25, 2005	Thirteen Weeks Ended June 26, 2004
Net sales	$32,543	$29,138
Cost of sales	18,130	16,985

Gross profit	14,413	12,153

Selling, general and administrative expenses	13,306	12,680

Other charges (credit)	(79)	—
Depreciation and amortization	784	833

Total operating expenses	14,011	13,513

Operating income (loss)	402	(1,360)
Interest and other income	—	3
Interest and other financial costs	(1,091)	(1,115)

Loss before income taxes	(689)	(2,472)
Income tax expense	—	—

Net loss	(689)	(2,472)
Preferred stock cumulative dividend	(301)	—

Net loss attributable to common stockholders	$(990)	$(2,472)

Weighted average shares outstanding, basic and diluted	36,991,592	36,961,307

Net loss per share, basic and diluted	$(0.03)	$(0.07)

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Amounts shown in thousands)

	Thirteen Weeks Ended June 25, 2005	Thirteen Weeks Ended June 26, 2004
Cash flows from operating activities:
Net loss	$(689)	$(2,472)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	784	833
Amortization of debt issuance costs	131	125
(Recovery) provision for doubtful accounts	(3)	106
Non-cash compensation (credit) expense related to warrants	(226)	296
Gain on sale of fixed assets	—	(18)
(Increase) decrease in assets:
Accounts receivable	1,353	1,483
Inventories	(3,681)	1,757
Other assets	87	574
Increase (decrease) in liabilities:
Accounts payable	5,062	(3,156)
Accrued expenses and other long term liabilities	(1,497)	(1,974)

Net cash provided by (used in) operating activities	1,321	(2,446)

Cash flows from investing activities:
Capital expenditures, net	(454)	(347)
Proceeds from sales of fixed assets	—	18

Net cash used in investing activities	(454)	(329)

Cash flows from financing activities:
Borrowings under line of credit	34,338	32,749
Line of credit repayments	(33,688)	(30,316)
Principal payment on term loan	(1,000)	—
Dividend payment	(151)	—
Buyback of warrants	(150)	—

Net cash (used in) provided by financing activities	(651)	2,433

Net increase (decrease) in cash and cash equivalents	216	(342)
Cash and cash equivalents at beginning of period	1,220	1,233

Cash and cash equivalents at end of period	$1,436	$891

Supplemental cash flow information:
Interest paid	$934	$1,115

Non-cash investing and financing activities:
Property acquired with debt	$329	$231

See notes to unaudited consolidated condensed financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A. Nature of Business

Mayor’s Jewelers, Inc. and its subsidiaries (the “Company” or “Mayor’s”) consolidated condensed financial statements as of June 25, 2005 and March 26, 2005, and for the thirteen week periods ended June 25, 2005 and June 26, 2004 have not been audited by a Registered Public Accounting Firm, but in the opinion of the management of the Company reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for those periods. In accordance with the rules of the Securities and Exchange Commission, these consolidated condensed financial statements do not contain all disclosures required by accounting principles generally accepted in the United States of America. Results of the thirteen week periods ended June 25, 2005 and June 26, 2004 are not necessarily indicative of annual results primarily because of the seasonality of the Company’s business. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended March 26, 2005.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The Company is evaluating the impact the adoption of FIN 47 would have on the financial position and result of operations of Mayor’s.

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

	Thirteen Weeks Ended June 25, 2005	Thirteen Weeks Ended June 26, 2004
	(In thousands, except per share amounts)
Net loss attributable to common stockholders as reported	$(990)	$(2,472)
Adjust for non-cash compensation expense for warrants recorded pursuant to APB 25	(226)	161

Adjusted net loss	(1,216)	(2,311)
Stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(26)	(191)

Pro-forma net loss	$(1,242)	$(2,502)

Loss per share
As reported basic and diluted:	$(0.03)	$(0.07)

Pro-forma basic and diluted:	$(0.03)	$(0.07)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted during the thirteen weeks ended June 25, 2005 and June 26, 2004. The fair value of each warrant grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 49.2%, risk-free interest rate of 4.48%, expected lives of approximately twenty years and a dividend yield of zero. The weighted average fair values of warrants granted during Fiscal 2002 were $0.26.

D. Term Loan and Credit Facility

As of June 25, 2005, the Company had a $58 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and an $11.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, the Company paid down $1 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the debt facilities have a maturity date of August 20, 2006 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable and has certain restrictions regarding borrowing availability. The weighted average interest rate under the working capital facility as of June 25, 2005 was 5.3% which was comprised of a prime based rate of 6.5% (prime plus 0.5%) and LIBOR based rates ranging from 5.15% to 5.35%. The Company was in compliance with the capital expenditure covenant for the thirteen weeks ended June 25, 2005. On May 3, 2005, the banking facilities were amended to allow for the interest rate of the Company’s working capital credit facility to be based on either a prime rate plus a specified margin dependant on the level of excess borrowing availability, or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at the Company’s election. The junior secured term loan currently bears an interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility, including the capital expenditure covenant and certain prepayment penalties.

Based on this, after taking into consideration the foregoing borrowing restrictions, the Company had approximately $52.0 million of borrowing capacity under its working capital facility and term loan at June 25, 2005 and, after netting the outstanding borrowings of $34.2 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $17.3 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis.

E. Inventories

Inventories are summarized as follows:

	June 25, 2005 Company Owned	March 26, 2005 Company Owned
	(Amounts shown in thousands)
Raw materials	$881	$893
Finished goods	83,239	79,546

	$84,120	$80,439

In addition, the Company held inventory on consignment at June 25, 2005 and March 26, 2005 with a cost of approximately $9,679,000 and $14,198,000, respectively.

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

The proceeds of $15.05 million were assigned to the Series A Preferred and warrants based on their relative fair values pursuant to Emerging Issues Task Force, (“EITF”) 00-27 Applications of Issue No. 98-5 to Certain Convertible Instruments in the amount of $11.51 million and $3.54 million, respectively. The fair value assigned to the warrants represents a discount on the Series A Preferred that is treated as a non-cash dividend to Birks. Furthermore, the value of the common stock that the Series A Preferred were convertible into at the date of the investment was $15.05 million which creates a $3.54 million beneficial conversion feature for the Series A Preferred, as a result of the fair value assigned to the Series A Preferred of $11.51 million, and results in an additional non-cash dividend to Birks at the time of the investment since the Series A Preferred are convertible immediately. The dividends have a neutral effect on the Company’s total stockholders’ equity; however, they increased the net loss attributed to common stockholders for the year ended March 29, 2003.

On November 1, 2002 and March 14, 2003, Birks granted rights to receive 4,250,000 and 500,000, respectively, of its warrants to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants are contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants subject Mayor’s to variable accounting rules due to their cashless exercise feature and vesting schedule which requires compensation expense (credit) calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. Non-cash compensation (credit) expense for the thirteen weeks ended June 25, 2005 and June 26, 2004 related to these warrants was approximately ($226,000) and $161,000, respectively. As of March 26, 2005, the number of warrants increased to 4,776,899, all of which were vested, and the exercise price was $0.29 as a result of the anti-dilution provisions contained in the warrant agreements. On May 26, 2005, the Company purchased 501,348 of these warrants from one of the holders at a negotiated amount of $150,000.

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

Mayor’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Group VP-Finance, Chief Marketing Officer, Group VP-Supply Chain Operations, Group VP-Retail Store Operations, Group VP-Category Management, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors, and its President, and Chief Executive Officer, and Filippo Recami, a Director of Mayor’s, serve as Directors of Birks. Dr. Lorenzo Rossi di Montelera, a Director of Mayor’s through June 1, 2005 at which date he resigned, serves as the Chairman of the Board of Directors of Birks.

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

During the thirteen weeks ended June 25, 2005 and June 26, 2004, Mayor’s (charged) incurred approximately ($115,000) and $8,000, respectively, of net costs (to) from Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement. Also, during the thirteen weeks ended June 25, 2005 and June 26, 2004, Mayor’s purchased approximately $1,726,000 and $327,000, respectively, of merchandise from Birks pursuant to the Manufacturing & Sale Agreement. As of June 25, 2005, the Company owed Birks $624,000 related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s.

Effective May 1, 2005, the Company renewed for an additional year, its Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”). Under the Agreement, Regaluxe provides advisory, management and corporate services to the Company for $125,000 per calendar quarter plus out of pocket expenses. The Company incurred $125,000 of costs during thirteen weeks ended June 25, 2005 and June 26, 2004 for these services including out of pocket expenses. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.

Regaluxe is the controlling shareholder of Birks. One of the Company’s directors, Filippo Recami and one of the Company’s former directors, Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Dr. Rossi resigned from the Board effective June 1, 2005. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.

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

Upon the consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Birks will be converted into 0.08695 Class A voting shares of Birks. As a result of the Merger, the Company’s common stock will no longer be listed for trading on the American Stock Exchange (the “AMEX”) although Birks intends to apply to list its Class A voting shares on the AMEX under the trading symbol “BMJ.” Consummation of the Merger remains subject to certain conditions, including the approval of the Company’s disinterested stockholders, a registration statement with respect to Birks’ securities being declared effective by the U.S. Securities and Exchange Commission and the listing of Birks’ Class A voting shares on the AMEX.

On June 17, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $151,000 which cumulated from March 1, 2005 through April 15, 2005.

On July 27, 2005, the Company entered into an amendment to the Merger Agreement (the “Amendment”). The Amendment provides that as a condition to Birks’ and Merger Sub’s consummation of the Merger, the Company will grant 125,752 additional warrants to purchase the Company’s common stock to Joseph A. Keifer, Marco Pasteris and Carlo Coda-Nunziante, eliminate certain anti-dilutive provisions in the warrants to purchase the Company’s common stock held by Thomas Andruskevich, Filippo Recami and such individuals, revise Birks’ amended by-laws to provide that a quorum shall be based on voting power, and revise Birks’ amended charter to require approval of the holders of Birks Class B multiple voting shares for future equity issuances.

On July 27, 2005, Birks filed a Registration Statement on Form F-4 with the Securities and Exchange Commission which included the Company’s proxy statement for its 2005 special and annual meeting. The Merger is expected to close in the fourth calendar quarter of 2005.

G. Legal Proceedings

The Company and its landlord under its lease for the new corporate headquarters building in Tamarac, Florida are disputing whether the new landlord will be responsible for a portion of the hold over rent that equals approximately $95,000 per month. The new landlord has not completed the new building yet and this caused the Company to begin holding over in its current space as of August 1, 2005. The Company is obligated to pay its current landlord 200% of rent during any hold over period. It is the Company’s position (based on its new lease) that the new landlord is responsible for ½ of the hold over rent under its current lease (approximately $47,500 per month). The new landlord is disputing that it owes this amount. This dispute is still on-going. The Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Effective August 1, 2005, Michael Rabinovitch became the Company’s Senior Vice President and Chief Financial Officer, succeeding Interim Chief Financial Officer Lawrence Litowitz. Mr. Litowitz will remain with the Company for a transition period as the Company’s Principal Accounting Officer.

Results of Operations

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those anticipated in any forward-looking statements as a result of certain factors set forth below and elsewhere in this report and in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended March 26, 2005 and other reports filed with the Securities and Exchange Commission.

Overview

As of June 25, 2005, Mayor’s operated 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. On April 2, 2004, Mayor’s opened its first free-standing location in Florida at PGA Commons in Palm Beach Gardens to replace the store in the Gardens of the Palm Beaches mall which was closed on January 24, 2004. During the fiscal year ended March 29, 2003, the Company operated between 29 and 40 stores located in its core market of South and Central Florida and metropolitan Atlanta, Georgia as well as stores in non-core areas of Arizona, California, Illinois, Michigan, Texas and Virginia. The reduction in the number of stores was a result of the execution in Fiscal 2002 of a restructuring plan that was adopted in Fiscal 2001, which included closing under-performing stores outside of the Company’s core market of Florida and Georgia. During Fiscal 2002, Mayor’s operated an average of 36 stores both within its core marketplace and the non-core areas noted above.

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

The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of the Company’s earnings generated during the third fiscal quarter holiday selling season and, therefore, the results of its operations for the thirteen weeks ended June 25, 2005 and June 26, 2004 are not necessarily indicative of the results of the entire fiscal year.

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

Revenue Recognition. Sales are recognized at the point of sale when merchandise is taken by or shipped to a customer. Shipping and handling fees billed to customers are included in net sales. Revenues from gift certificate sales and store credits are recognized upon redemption. Sales of consignment merchandise are recognized at such time as the merchandise is sold and recorded on a gross basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, because Mayor’s is the primary obligor of the transaction, has general latitude on setting the price, has discretion as to the suppliers, is involved in the selection of the product and has inventory loss risk. Sales are reported net of returns. Mayor’s generally gives its customers the right to return merchandise purchased by them within 30 days for jewelry and 10 days for timepieces and records an accrual at the time of sale for the effect of the estimated returns.

Thirteen Weeks Ended June 25, 2005 compared to the Thirteen Weeks ended June 26, 2004

The Company’s net sales for the thirteen weeks ended June 25, 2005 were $32.5 million compared to $29.1 million for the thirteen weeks ended June 26, 2004. The increase in revenues for the thirteen weeks ended June 25, 2005 is primarily due to an increase in the Company’s average sale, an increase in high-end sales, and strong results from annual marketing initiatives such as the spring catalog. Comparable store net sales, which includes stores that were open in the same periods in both the current and prior year, increased 11.5% over the similar thirteen week period in 2004. Stores are included in “Comparable store net sales” for the periods that they are open, which are not necessarily for the entire period presented. Stores that have been relocated to a different geographic area and operate in a different store format (i.e., mall store to stand-alone) are not included in the “Comparable store net sales” calculations until their thirteenth month of operations. Additionally, the “Comparable store net sales” calculations are not adjusted for any changes in the square footage of an existing store from period to period.

Gross profit was $14.4 million and 44.3% of sales for the thirteen weeks ended June 25, 2005 compared to $12.2 million and 41.7% of sales for the thirteen weeks ended June 26, 2004. The Company believes the increase in gross profit and gross margin (gross profit as a percentage of sales) is primarily due to the execution of a focused inventory management plan that included the assessment and disposal of aged inventory at better than expected results affecting gross margin by approximately 0.4% and the continued success of the previously discussed merchandising strategies which included sales of higher margin products.

Selling, general and administrative expenses were $13.3 million or 40.9% of net sales for the thirteen weeks ended June 25, 2005 compared to $12.7 million or 43.5% of net sales for the thirteen weeks ended June 26, 2004. The increase in selling, general and administrative expenses for the thirteen weeks ended June 25, 2005 is primarily due to $0.1 million of expenses incurred related to the Securities and Exchange Commission informal inquiry and approximately $0.3 million of expenses incurred related to the potential business combination with Birks, an increase in variable expense of $0.1 million related to the increase in sales and a net increase of all other selling, general and administrative expenses of $0.1 million. Non-cash compensation (credit) expense was ($226,000) for the thirteen weeks ended June 25, 2005. Non-cash compensation (credit) expense resulted from the decrease in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company. Non-cash compensation expense was $296,000 for the thirteen weeks ended June 26, 2004. Non-cash compensation expense resulted from 1) the increase in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to the Company in the amount of approximately $161,000; and 2) the private sale of the Company’s stock owned by Birks which resulted in non-cash compensation expense of $135,000 recorded by the Company, which represented the difference between the market value of the stock and the selling price at the date of the sale.

Other charges (credit) for the thirteen weeks ended June 25, 2005 were comprised of approximately ($79,000) and resulted from an adjustment of sales tax estimates.

Depreciation and amortization expenses were $0.8 million for the thirteen weeks ended June 25, 2005 and June 26, 2004.

Interest and other income was $3,000 for the thirteen weeks ended June 26, 2004. Interest and other financial costs were $1.1 million for the thirteen weeks ended June 25, 2005 and June 26, 2004.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 25, 2005, the Company had a $58 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and an $11.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, the Company paid down $1 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the debt facilities have a maturity date of August 20, 2006 and are collateralized by substantially all of the Company’s assets. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable and has certain restrictions regarding borrowing availability. The weighted average interest rate under the working capital facility as of June 25, 2005 was 5.3% which was comprised of a prime based rate of 6.5% (prime plus 0.5%) and LIBOR based rates ranging from 5.15% to 5.35%. The Company was in compliance with the capital expenditure covenant for the thirteen weeks ended June 25, 2005. On May 3, 2005, the banking facilities were amended to allow for the interest rate of the Company’s working capital credit facility to be based on either a prime rate plus a specified margin dependant on the level of excess borrowing availability, or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at the Company’s election. The junior secured term loan currently bears an interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility, including the capital expenditure covenant and certain prepayment penalties.

Based on this, after taking into consideration the foregoing borrowing restrictions, the Company had approximately $52.0 million of borrowing capacity under its working capital facility and term loan at June 25, 2005 and, after netting the outstanding borrowings of $34.2 million and letter of credit commitments of $550,000, the Company had excess borrowing capacity of approximately $17.3 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis.

During the thirteen weeks ended June 25, 2005, cash flows from operating activities provided $1.3 million in cash. Net cash provided by operating activities was primarily the result of the increase in accounts payable and the decrease in accounts receivable offset by working capital needs due to the net loss for the thirteen weeks ended June 25, 2005 and the increase in inventories and the decrease in accrued expenses. During the thirteen weeks ended June 26, 2004, cash flows from operating activities used $2.4 million in cash. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the thirteen weeks ended June 26, 2004, the decrease in accounts payable and accrued expenses offset by the decrease in inventories and accounts receivable.

Net cash used in investing activities was $0.5 million and $0.3 million during the thirteen weeks ended June 25, 2005 June 26, 2004, respectively, and primarily related to capital expenditures.

Net cash used in financing activities was $0.7 million during the thirteen weeks ended June 25, 2005 which related to the $1.0 million principal payment on the term loan, the dividend payment to Birks and the purchase of warrants from one of the holders offset by net borrowings under the credit facility. Net cash provided by financing activities of $2.4 million during the thirteen weeks ended June 26, 2004 related to net borrowings under the credit facility.

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

In addition, one should carefully evaluate such statements by referring to the factors described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Forms 10-K and 10-K/A and Part I, Item 2 of the Forms 10-Q/A and 10-Q where the Company discusses in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. The Company notes these factors for investors as permitted by the Private Securities Litigation Act of 1995. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

The Company’s working capital credit facility accrues interest at floating rates, currently based upon prime plus .5% or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at the Company’s election. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of June 25, 2005 would increase or decrease earnings per share by approximately $342,000 or less than $.01 per share.

The Company extends credit to its customers under its own revolving charge plan with up to three-year payment terms. Finance charges, when applicable, are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.

Foreign Currency Risk

The Company is party to a Management Consulting Services Agreement (the “Management Agreement”) with Regaluxe Investment Sarl which is based in U.S. currency. The Management Agreement contains a provision that requires the parties to reevaluate the fees and make adjustments to the fees as they deem necessary should the U.S. to Euro exchange rate increase to and remain above $1.3U.S./1 Euro or decrease to and remain below $1U.S./1 Euro for 15 consecutive business days. The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States and to foreign currency risk associated with the Management Agreement. The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk.

Item 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As a result of the material weaknesses identified below, management has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

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

These material weaknesses and this significant deficiency resulted in adjustments to the Company’s Fiscal 2004 consolidated financial statements subsequent to completion of the Company’s existing financial statement reporting process. Management and the Company’s Audit Committee are currently in the process of implementing remedial actions to correct these weaknesses, including, but not limited to, hiring additional accounting and financial reporting personnel and establishing processes and procedures to ensure that all transactions are properly accounted for and documented.

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

The Company’s senior management team (“Management”) conducted a thorough review of the accounting treatment of the warrants and the allocation of the fair value of the equity investment by Birks. As a result of this review, the Audit Committee recommended to Management that the following corrective actions be taken:

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

The Company and its landlord under its lease for the new corporate headquarters building in Tamarac, Florida are disputing whether the new landlord will be responsible for a portion of the hold over rent that equals approximately $95,000 per month. The new landlord has not completed the new building yet and this caused the Company to begin holding over in its current space as of August 1, 2005. The Company is obligated to pay its current landlord 200% of rent during any hold over period. It is the Company’s position (based on its new lease) that the new landlord is responsible for ½ of the hold over rent under its current lease (approximately $47,500 per month). The new landlord is disputing that it owes this amount. This dispute is still on-going. The Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

Item 6. Exhibits

List of Exhibits:

2.1	Agreement and Plan of Merger and Reorganization, dated April 18, 2005, among the Company, Birks and Merger Sub. Incorporated by reference from Exhibit 10.01 of Mayor’s Form 8-K filed on April 19, 2005.

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

10.1	Employment Agreement by and between the Company and Daisy S. Chin-Lor, dated April 1, 2005. Incorporated by reference from Exhibit 10.30 of Mayor’s Form 10-K filed on June 24, 2005.

10.2	Sixth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, dated as of March 3, 2005, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the Domestic Subsidiaries of the Company and the Company. Incorporated by reference from Exhibit 10.1 of Mayor’s Form 8-K filed on May 5, 2005.

10.3	Warrant Redemption Agreement by and between the Company and John Ball, dated May 26, 2005. Incorporated by reference from Exhibit 10.31 of Mayor’s Form 10-K filed on June 24, 2005.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Principal Accounting Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC.
(Registrant)

	By:	/s/ Thomas A. Andruskevich
Date: August 9, 2005		Chairman of the Board, President and
Chief Executive Officer

	By:	/s/ Lawrence R. Litowitz
Date: August 9, 2005		Principal Accounting Officer

Exhibit Index

2.1	Agreement and Plan of Merger and Reorganization, dated April 18, 2005, among the Company, Birks and Merger Sub. Incorporated by reference from Exhibit 10.01 of Mayor’s Form 8-K filed on April 19, 2005.

3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.

10.1	Employment Agreement by and between the Company and Daisy S. Chin-Lor, dated April 1, 2005. Incorporated by reference from Exhibit 10.30 of Mayor’s Form 10-K filed on June 24, 2005.

10.2	Sixth Amendment to Revolving Credit, Tranche B Loan and Security Agreement, dated as of March 3, 2005, by and among Fleet Retail Group Inc., GMAC Commercial Finance, LLC, Back Bay Capital Funding LLC, and the Domestic Subsidiaries of the Company and the Company. Incorporated by reference from Exhibit 10.1 of Mayor’s Form 8-K filed on May 5, 2005.

10.3	Warrant Redemption Agreement by and between the Company and John Ball, dated May 26, 2005. Incorporated by reference from Exhibit 10.31 of Mayor’s Form 10-K filed on June 24, 2005.

31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification by Lawrence R. Litowitz, Principal Accounting Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.