Form 10-Q
period 2005-09-24
MAYORS JEWELERS INC/DE
filed 2005-11-08
CIK 817946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended September 24, 2005
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
Yes   ☒   No    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No    ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No    ☒
     The number of shares of the registrant’s common stock outstanding as of November 4, 2005 was 37,025,409.

MAYOR’S JEWELERS, INC.
FORM 10-Q
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 24, 2005

PART I: FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	September 24,	March 26,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,468	$1,220
Accounts receivable (net of allowance for doubtful accounts of $773 and $962, at September 24, 2005 and March 26, 2005, respectively)	5,313	6,936
Inventories	88,835	80,439
Other current assets	863	632

Total current assets	96,479	89,227

Property, net	12,681	13,143
Other assets	375	416

Total non-current assets	13,056	13,559

Total assets	$109,535	$102,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,219	$13,139
Accrued expenses	5,212	6,786
Credit facility	43,182	33,501
Term loan	11,668	—

Total current liabilities	76,281	53,426

Term loan	—	12,668
Other long-term liabilities	2,338	2,401

Total long-term liabilities	2,338	15,069

Stockholders’ Equity:
Series A-1 convertible preferred stock, $.001 par value, 15,050 shares authorized, issued and outstanding at September 24, 2005 and March 26, 2005, liquidation value of $15,050,000	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 47,009,363 and 46,975,546 issued at September 24, 2005 and March 26, 2005, respectively	5	5
Additional paid-in capital	206,213	207,100
Accumulated deficit	(145,902)	(143,414)
Less: 9,983,954 shares of treasury stock, at cost	(29,400)	(29,400)

Total stockholders’ equity	30,916	34,291

Total liabilities and stockholders’ equity	$109,535	$102,786

See accompanying notes to unaudited condensed consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net sales	$29,890	$25,483	$62,434	$54,622
Cost of sales	17,083	14,881	35,214	31,867

Gross profit	12,807	10,602	27,220	22,755

Selling, general and administrative expenses	12,916	11,717	26,221	24,397
Other credits	(210)	(790)	(288)	(790)
Depreciation and amortization	812	841	1,596	1,674

Total operating expenses	13,518	11,768	27,529	25,281

Operating loss	(711)	(1,166)	(309)	(2,526)
Interest and other financial costs	(1,088)	(1,060)	(2,179)	(2,172)

Loss before income taxes	(1,799)	(2,226)	(2,488)	(4,698)
Income taxes	—	—	—	—

Net loss	(1,799)	(2,226)	(2,488)	(4,698)
Preferred stock dividend	(301)	—	(602)	—

Net loss attributable to common stockholders	$(2,100)	$(2,226)	$(3,090)	$(4,698)

Weighted-average shares outstanding, basic and diluted	37,023,551	36,961,307	37,007,571	36,961,307

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.08)	$(0.13)

See accompanying notes to unaudited condensed consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts shown in thousands)

	Six Months Ended
	September 24,	September 25,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,488)	$(4,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,596	1,674
Amortization of debt issuance costs	220	299
Provision for doubtful accounts	7	163
Non-cash compensation (credit) expense related to warrants	(301)	103
Gain on sale of fixed assets	—	(18)
(Increase) decrease in assets:
Accounts receivable	1,616	1,293
Inventories	(8,396)	(2,007)
Other assets	(180)	524
Increase (decrease) in liabilities:
Accounts payable	3,080	884
Accrued expenses and other long-term liabilities	(1,637)	(2,657)

Net cash used in operating activities	(6,483)	(4,440)

Cash flows from investing activities:
Capital expenditures	(1,134)	(555)
Proceeds from sales of fixed assets	—	18

Net cash used in investing activities	(1,134)	(537)

Cash flows from financing activities:
Borrowings under line of credit	74,443	61,421
Line of credit repayments	(64,762)	(56,434)
Principal payment on term loan	(1,000)	—
Payment of commitment fee	(230)	(358)
Proceeds from sale of stock under employee purchase plan	16	—
Dividend payment	(452)	—
Buyback of warrants	(150)	—

Net cash provided by financing activities	7,865	4,629

Net increase (decrease) in cash and cash equivalents	248	(348)
Cash and cash equivalents at beginning of period	1,220	1,448

Cash and cash equivalents at end of period	$1,468	$1,100

Supplemental cash flow information:
Interest paid	$1,856	$2,179

Non-cash investing and financing activities:
Property acquired with debt	$329	$231

See accompanying notes to unaudited condensed consolidated financial statements.

MAYOR’S JEWELERS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of Mayor’s Jewelers, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and 10-K/A for the year ended March 26, 2005 filed with the Securities and Exchange Commission, including Note C to the consolidated financial statements included therein which discusses principles of consolidation and a summary of significant accounting policies. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include valuation of inventories, accounts receivable allowances and valuation of deferred tax assets, contingencies and litigation. Actual results could differ from these estimates. Due to the seasonal nature of the Company’s business, the results of operations for interim periods of the year are not necessarily indicative of the results of operations on an annualized basis.
2. Net Loss Per Common Share
     Net loss per common share, basic excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three and six months ended September 24, 2005, the diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. The total outstanding options which have been excluded from the calculation of loss per share were 4,362,497 and 5,287,630 at September 24, 2005 and September 25, 2004, respectively. In addition, 5,176,702 and 5,671,718 of outstanding warrants at September 24, 2005 and September 25, 2004, respectively, are not included in the calculation of loss per share. The Series A-1 Convertible Preferred Stock that could convert into 51,499,525 and 51,442,085 of common stock at September 24, 2005 and September 25, 2004, respectively, have been excluded from the calculation of net loss per common share.
3. Stock-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock Based Compensations,” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” (“SFAS 148”) allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”).
     Entities electing to account for employee stock options or similar equity instruments under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to apply the provisions of APB 25 in the preparation of its unaudited condensed consolidated financial statements and provide pro forma disclosure of net income and earnings per share as required under SFAS 123 and SFAS 148.

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
	(Amounts shown in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(2,100)	$(2,226)	$(3,090)	$(4,698)
Stock-based compensation credit included in reported net loss, net of tax	(75)	(193)	(301)	103
Stock-based employee compensation expense determined under the fair-value-based method, net of tax	(61)	(91)	(87)	(362)

Net loss attributable to common stockholders, pro-forma	$(2,236)	$(2,510)	$(3,478)	$(4,957)

Loss per share
As reported basic and diluted:	$(0.06)	$(0.06)	$(0.08)	$(0.13)

Pro-forma basic and diluted:	$(0.06)	$(0.07)	$(0.09)	$(0.13)

     During the second quarter ended September 24, 2005, the Company granted 1,300,000 stock appreciation rights (“SARs”) to certain members of senior management. The SARs entitle the grantee the right to receive the value of the appreciation in the market value of the Company’s stock over the market value of the Company’s common stock on the date of grant of the SARs. The grantees’ interests in the SARs generally vest ratably over a 3 year period and expire 10 years after grant. The SARs issued are considered variable awards under APB 25. As such, the Company will record a charge or credit to earnings for any change in the underlying stock price over the underlying stock price on the date of issuance of the SARs. No expense was recorded for SARs granted during the second quarter as the underlying market value of the Mayor’s stock was below the underlying stock price on the date of issuance of the SARs.
4. Inventories
     Inventories are summarized as follows:

	September 24,	March 26,
	2005	2005
	(Amounts shown in thousands)
Raw materials	$1,155	$893
Finished goods	87,680	79,546

	$88,835	$80,439

     In addition, the Company held inventory on consignment at September 24, 2005 and March 26, 2005 with a cost of approximately $9,685,000 and $14,198,000, respectively.
5. Term Loan and Credit Facility
     On September 24, 2005, the Company had a $58.0 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and an $11.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, the Company paid down $1.0 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the credit facilities have a maturity date of August 20, 2006 and are collateralized by substantially all of the Company’s assets. At September 24, 2005, the term loan was reclassified to current liabilities due to the maturity date of less than one year. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable and has certain restrictions regarding borrowing availability. The weighted-average interest rate under the working capital facility as of September 24, 2005 was 6.1% which was comprised of a prime based rate of 7.25% (prime plus 0.5%) and LIBOR based rates ranging from 5.5% to 5.9%. The Company was in compliance with the capital expenditure covenant for the thirteen and twenty-six weeks ended September 24, 2005. On May 3, 2005, the banking facilities were amended to allow for the interest rate of the Company’s working capital credit facility to be based on either a prime rate plus a specified margin dependant on the level of excess borrowing availability, or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at the Company’s election. The junior secured term loan currently bears an interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility, including the capital expenditure covenant, dividend limitations and certain prepayment penalties.
     At September 24, 2005, taking into consideration the foregoing borrowing restrictions, the Company had approximately $58.0 million of borrowing capacity under its working capital facility and term loan and, after netting the outstanding borrowings of $43.2 million and letter of credit commitments of $300,000, the Company had excess borrowing capacity of approximately $14.5 million. The Company relies on its short-term borrowings under the credit facility to finance its operations on a day-to-day basis. Management believes that barring a significant external event that materially adversely affects the Company’s current business or the current industry trends as a whole, the Company’s borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support the

Company’s working capital needs, capital expenditures, any dividend payments on its preferred stock and debt service for at least the next twelve months.
6. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision of SFAS 123. This new standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 15, 2005, the Securities and Exchange Commission announced an amendment to the compliance dates for SFAS 123R that delays the effective date to annual periods beginning after June 15, 2005. The Company will be required to recognize the expense attributable to stock based awards including stock options, stock warrants and SARs, granted or vested subsequent to the Company’s fiscal year ending March 25, 2006. The Company is evaluating the requirements of SFAS 123R and has not yet determined the impact of adopting SFAS 123R.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The Company is evaluating the impact the adoption of FIN 47 would have on its financial position and result of operations.
7. Related Party Transactions
     On November 1, 2002 and March 14, 2003, Henry Birks & Sons Inc. (“Birks”) granted rights to receive 4,250,000 and 500,000, respectively, of warrants, previously issued to it by Mayors, to certain current or former employees of Birks or its affiliates, who were, or later became employees of or provided services to the Company. The rights to receive these warrants were contingent upon fulfillment of certain time based employment vesting requirements. The exercise price of the assigned warrants was $0.29 per share, after certain anti-dilution adjustments. The granted warrants subject Mayor’s to variable accounting rules due to their cashless exercise feature and vesting schedule which requires the recording of compensation expense or credit calculated as the increase or decrease in intrinsic value of the vested warrants, based on the change in market value of the underlying stock. The non-cash compensation credit related to these warrants for the three and six months ended September 24, 2005 was approximately $75,000 and $301,000, respectively, and approximately $193,000 and $32,000, respectively, for the three and six months ended September 25, 2004. On May 26, 2005, the Company purchased 501,348 of these warrants from one of the holders at a negotiated amount of $150,000.
     On February 20, 2004, the Company issued a newly created Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to Birks in exchange for its shares of Series A Preferred. The Series A-1 Preferred is substantially identical to the Series A Preferred, with the exception of certain changes primarily to the provisions regarding the payment of dividends, future dividend rates, and the conversion rate. The Company entered into an Exchange Agreement with Birks whereby each share of Series A Preferred was exchanged for one share of Series A-1 Preferred. As of September 24, 2005, the Series A-1 Preferred were convertible into 51,499,525 shares of common stock of the Company which amount includes adjustments for the anti-dilution provision of the Series A-1 Preferred. The anti-dilution provisions provide for the increase in the conversion ratio into common stock and are triggered each time the Company issues common stock, options or other convertible securities. Upon conversion of the preferred shares, Birks would own approximately 75.8% of the then outstanding common stock in Mayor’s. During the three months and six months ended September 24, 2005, $301,000 and $602,000 of dividends were cumulated and reflected in the unaudited condensed consolidated financial statements. On June 17, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $151,000 which cumulated from March 1, 2005 through April 15, 2005. On August 9, 2005, the Board of Directors declared and approved a dividend payment to Birks of approximately $301,000 for the dividends cumulated from April 16, 2005 through July 15, 2005.
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

     The Company’s Chief Executive Officer, Chief Financial Officer, Group VP-Finance, Group VP-Accounting and Corporate Controller, Chief Marketing Officer, Group VP-Supply Chain Operations, Group VP-Retail Store Operations, Group VP-Category Management, Group VP-Strategy and Business Integration, Group Creative Director and other members of Mayor’s management serve in similar capacities for Birks. In addition, Thomas A. Andruskevich, Chairman of the Mayor’s Board of Directors and its President and Chief Executive Officer, and Filippo Recami, a Director of the Company, serve as Directors of Birks.
     During the three and six months ended September 24, 2005, Mayor’s charged approximately $209,000 and $324,000, respectively, and approximately $30,000 and $22,000, respectively, during the three and six months ended September 25, 2004, of net costs to Birks related to advisory, management and corporate services pursuant to the Management Expense Reimbursement Agreement. Also, during the three and six months ended September 24, 2005, Mayor’s purchased approximately $3.9 million and $5.6 million, respectively, and $386,000 and $714,000, respectively, during the three and six months ended September 25, 2004, of merchandise from Birks pursuant to the Manufacturing & Sale Agreement. As of September 24, 2005, the Company owed Birks $1.4 million related to purchases of inventory, advisory, management and corporate services and for expenses paid by Birks on behalf of Mayor’s.
     Effective May 1, 2005, the Company renewed for an additional year, its Management Consulting Services Agreement (the “Agreement”) with Regaluxe Investment Sarl, a company incorporated under the laws of Luxembourg (“Regaluxe”). Under the Agreement, Regaluxe provides advisory, management and corporate services to the Company for $125,000 per calendar quarter plus out of pocket expenses. The Company incurred $125,000 and $250,000, respectively, of costs during the three and six months ended September 24, 2005 and September 25, 2004 for these services including out of pocket expenses. The Agreement may be renewed for additional one-year terms by the Company subject to an annual review and approval by the Company’s Corporate Governance Committee.
     The Company periodically purchases or acquires on consignment, jewelry products from companies affiliated with Prime Investments SA. Prime Investments SA owns 12.1% of the issued and outstanding shares of Birks. The products purchased were at market value. During the three months and six months ended September 24, 2005, the Company purchased $26,000 and $55,000 of products from companies controlled by Prime Investments SA. During the three months and six months ended September 25, 2004, the Company purchased $123,000 and $139,000 of products. As of September 24, 2005, the Company held $293,000 of consigned inventory from companies owned by Prime Investments SA. No material amount was owed to these companies as of September 24, 2005.
     Regaluxe is the controlling shareholder of Birks. One of the Company’s directors, Filippo Recami, and one of the Company’s former directors, Dr. Lorenzo Rossi di Montelera, are affiliated with Regaluxe. Dr. Rossi resigned from the Board effective June 1, 2005. Mr. Recami is the Chief Executive Officer and managing director of Regaluxe and Dr. Rossi is a member of the Board of Directors of Regaluxe. Furthermore, Dr. Rossi shares joint voting control over the shares of Iniziativa S.A., which owns 100% of the outstanding stock of Regaluxe. The Board of Directors of the Company waived the provisions of the Company’s Code of Conduct relating to related party transactions when the Board of Directors approved the Company entering into the Agreement with Regaluxe.
     On April 18, 2005, the Company and Birks entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among Birks, the Company and Birks Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Birks (the “Merger Sub”), pursuant to which the Merger Sub will be merged with and into the Company, with the Company surviving and becoming a wholly-owned subsidiary of Birks (the “Merger”).
     Upon the consummation of the Merger, each outstanding share of the Company’s common stock not currently owned by Birks will be converted into 0.08695 Class A voting shares of Birks. As a result of the Merger, the Company’s common stock will no longer be listed for trading on the American Stock Exchange (the “AMEX”), however, Birks has applied and been approved, subject to certain conditions, to list its Class A voting shares on the AMEX under the trading symbol “BMJ,” upon the consummation of the Merger. Consummation of the Merger remains subject to certain conditions, including the approval of the Company’s disinterested stockholders.
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

     The SEC declared the Birks Registration Statement on Form F-4 effective on October 11, 2005. The Merger is expected to close in the fourth calendar quarter of 2005.
8. Legal Proceedings
     The Company and its landlord under its lease for the new corporate headquarters building in Tamarac, Florida are disputing whether the new landlord will be responsible for a portion of the hold over rent that equals approximately $95,000 per month. The new landlord has not completed the new building yet and this caused the Company to begin holding over in its current space as of August 1, 2005. The Company is obligated to pay its current landlord 200% of rent during any hold over period. It is the Company’s position (based on its new lease) that the new landlord is responsible for 1/2 of the hold over rent under its current lease (approximately $47,500 per month). The new landlord is disputing that it owes the full amount of hold over rent paid by the Company. This dispute is still on-going. The Company believes that the resolution of these matters should not materially affect the Company’s financial position or results of operations.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the financial statements with a narrative on our results of operations, financial position and liquidity, risk management activities, significant accounting policies and critical estimates, and the future impact of accounting standards that have been issued but are not yet effective. MD&A is presented in the following sections: Overview, Critical Accounting Policies and Estimates, Results of Operations and Financial Condition. It is useful to read MD&A in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto contained elsewhere in this document.
     Annually, our fiscal years end on the Saturday closest to March 31. As a result, both our current and prior fiscal years consist of four 13-week quarters. We refer to the prior fiscal year ended March 26, 2005 as Fiscal 2004, and the current fiscal year ending March 25, 2006 as Fiscal 2005.
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
Overview
     We are a premier luxury jeweler of fine quality jewelry, watches and giftware founded in 1910. As of September 24, 2005, we operated 28 luxury jewelry stores in South and Central Florida and metropolitan Atlanta, Georgia. Mayor’s has a long-established reputation in its core market areas as a premier luxury jeweler of fine quality jewelry, watches and giftware, offering fine quality merchandise in an elegant environment conducive to the purchase of luxury items. As a premier luxury jeweler, we do not sell “costume” or gold filled jewelry; rather, all of its jewelry products are constructed of 18 karat gold, platinum, or sterling silver, with or without precious gemstones, with significant emphasis on quality craftsmanship and design.
     We distinguish ourselves from most of our competitors by offering a larger selection of distinctive higher quality merchandise at many different price points, and by placing substantial emphasis on professionalism and training of our sales force. We design, develop, manufacture and procure distinctive merchandise directly from manufacturers, diamond cutters and other suppliers throughout the world, enabling us to sell distinctive high quality merchandise often not available from other jewelers in our markets. Additionally, because of our strong relationships with our vendors, we are able to secure exclusivity of certain products on a temporary and permanent basis. We believe we have one of the best trained staff of sales professionals in the industry as a result of our emphasis on classroom training, in-store training and participation in industry-recognized educational programs.
     The market for fine jewelry is particularly subject to economic conditions, the level of consumer discretionary income, competitive developments, and consumer tastes and preferences. We believe that competition and consolidation both within the fine jewelry industry as well as the luxury goods industry and with other multi-channel competitors and discounters will continue to increase.

     Luxury watch brand sales comprise a significant portion of Mayor’s sales, which we believe is a result of our ability to effectively market high-end watches. If, for any reason, we are unable to obtain or sell certain watch brands, it could have a material adverse effect on our business, financial condition and operating results.
     The success of our operations depends to a certain extent on the ability of mall anchor tenants and other attractions to generate customer traffic in the vicinity of our stores. The negative performance of a mall could have an adverse effect on our operations, caused by events such as the loss of mall anchor tenants in the regional malls where our stores are located, the opening of competing regional malls or stores, the occurrence of hurricanes or terrorist attacks and other economic downturns affecting customer mall traffic.
     Our primary goal is to increase sales in existing stores by increasing both the overall volume of sales and continuing to increase the average transaction. The growth in sales is expected to be generated through the increase in sales of exclusive and brand merchandise and a continued emphasis on growing the bridal and fine jewelry business. Another one of our goals is to increase gross profit by expanding our gross margin. Our strategy for gross margin improvement is through the development of our internal brands and moving the mix of sales towards higher margin jewelry items. In addition, we expect to continue to refine the allocation and management of inventory in our stores, and as a result, inventory markdowns are expected to decrease. However, there can be no assurance that our strategy to grow sales and increase gross profit by expanding our gross margin will be successful.
     Another of our key strategies is a continued focus on controlling and decreasing operating costs as a percentage of sales which include the sharing of services of certain officers and other members of senior management. The relationship with Henry Birks & Sons Inc. (“Birks”) has brought synergies to both companies in several areas, including the production of holiday catalogs, television advertising campaigns and other marketing efforts; the attainment of favorable terms on our banking facilities and reduction in insurance premiums; and the ability to strengthen and/or consolidate supplier relationships with improved terms as a result of leveraging the credibility and stronger purchasing power of the combined companies.
     The retail jewelry business is seasonal in nature with a higher proportion of sales and a significant portion of our earnings generated during the third fiscal quarter holiday selling season and, therefore, the results of our operations for the three months and six months ended September 24, 2005 and September 25, 2004 are not necessarily indicative of the results of the entire fiscal year.
Critical Accounting Policies and Estimates
     Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Some accounting estimates and policies have a significant impact on amounts reported in the financial statements. A summary of significant accounting estimates and policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the year ended March 26, 2005 filed with the Securities and Exchange Commission in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section therein.
Results of Operations
Three and Six Months Ended September 24, 2005 compared to the Three and Six Months ended September 25, 2004
     Net sales for the three months ended September 24, 2005 were $29.9 million, an increase of $4.4 million from the three months ended September 25, 2004. This increase was primarily attributable to a 20.3% increase in comparable store sales. Net sales for the six months ended September 24, 2005, increased $7.8 million or to $62.4 million versus $54.6 million for the six months ended September 25, 2004, reflecting a 15.6% increase in comparable store sales. The increase in comparable store sales for both the three months and six months ended September 24, 2005, reflected an increase in the average retail price per transaction. The increase in comparable store sales versus the prior year also reflects the impact of store closures associated with hurricane activity. In the second quarter of Fiscal 2004, three hurricanes resulted in approximately 24 stores being closed for approximately six business days, compared to the second quarter of Fiscal 2005, when two hurricanes resulted in approximately 14 stores being closed the equivalent of two business days. Comparable store sales, adjusted for the days stores were closed due to the hurricanes, increased by 14.4% for the three months ended September 24, 2005 and 12.8% for the six months ended September 24, 2005 as compared to the similar period last year. Included in net sales for the second quarter and first six months of Fiscal 2004, but excluded from comparable store sales, were certain special non-store sales to third parties.
     Gross profit was $12.8 million or 42.8% of net sales and $27.2 million or 43.6% of net sales, respectively, for the three and six months ended September 24, 2005 compared to $10.6 million or 41.6% of net sales and $22.8 million or 41.7% of net sales, respectively, for the three and six months ended September 25, 2004. The increase in gross profit for both periods primarily reflects the higher level of comparable store sales as well as the growth in gross margin. The increase in gross margin for both periods primarily reflects the continued success of our merchandising strategies which include the sales of higher margin products. Also, impacting the increase in gross margin is the execution of a focused inventory management plan.
     Selling, general and administrative expenses were $12.9 million or 43.2% of net sales and $26.2 million or 42.0% of net sales, respectively, for the three and six months ended September 24, 2005 compared to $11.7 million or 46.0% of net sales and $24.4 million or 44.7% of net sales, respectively, for the three and six months ended September 25, 2004. The increase in selling, general and administrative expenses for the three months ended September 24, 2005 is primarily due to an increase of approximately $0.4 million in variable costs associated with the increase in sales, a $0.2 million increase associated with expanded marketing efforts, a $0.2 million increase in occupancy costs and a $0.2 million increase in employee fringe benefits. The increase in selling, general and administrative expenses for the six months ended September 24, 2005 is primarily due to a $0.6 million increase in variable expenses related to the higher level of sales, approximately $0.4 million of expenses incurred related to the potential business combination with Birks, $0.2 million increase in occupancy expense, and $0.2 million of expenses incurred related to the Securities and Exchange Commission informal inquiry.
     Non-cash compensation (credit) expense for the three and six months ended September 24, 2005 was approximately ($75,000) and ($301,000), respectively, and approximately ($193,000) and $103,000, respectively, for the three and six months ended September 25, 2004. The non-cash compensation credit resulted from the decrease in the intrinsic value of vested warrants, based on the underlying value of the stock and subject to variable accounting, issued to certain current or former employees of Birks or its affiliates, who were or later became employees of or provided services to us. Non-cash compensation expense for the six months ended September 25, 2004, includes the private sale of our stock owned by Birks which resulted in non-cash compensation expense of $135,000 recorded by us, which represented the difference between the market value of the stock and the selling price at the date of the sale.
     Other credits for the three and six months ended September 24, 2005 were comprised of approximately $210,000 and $288,000, respectively and $790,000 for the three and six months ended September 25, 2004. These credits resulted from adjustments of sales tax contingency estimates and in Fiscal 2004, the settlement of a sales tax audit for less than the amount accrued.
FINANCIAL CONDITION
Liquidity and Capital Resources
     As of September 24, 2005, we had a $58.0 million working capital credit facility with Fleet Retail Group LLC (formerly known as Fleet Retail Finance) and GMAC and an $11.7 million junior secured term loan with Back Bay Capital. On April 29, 2005, we paid down $1 million of the principal balance of the junior secured term loan without any prepayment penalty. Both of the debt facilities are collateralized by substantially all of our assets and have a maturity date of August 20, 2006. Accordingly, both facilities are classified as current liabilities at September 24, 2005. Availability under the working capital facility is determined based upon a percentage formula applied to certain inventory and accounts receivable and has certain restrictions regarding borrowing availability. The weighted-average interest rate under the working capital facility as of September 24, 2005 was 6.1% which was comprised of a prime based rate of 7.25% (prime plus 0.5%) and LIBOR based rates ranging from 5.5% to 5.9%. The working capital facility includes certain debt covenants that must be met by us including capital expenditure and dividend restrictions. We were in compliance with both covenants for the thirteen and twenty-six weeks ended September 24, 2005. On May 3, 2005, the banking facilities were amended to allow for the interest rate of our working capital credit facility to be based on either a prime rate plus a specified margin dependant on the level of excess borrowing availability, or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at our election. The junior secured term loan currently bears an interest rate of 12.75% and is subject to similar restrictions and covenants as the working capital facility, including the capital expenditure covenant, and certain prepayment penalties.
     At September 24, 2005, after taking into consideration the foregoing borrowing restrictions, we had approximately $58.0 million of borrowing capacity under our working capital facility and term loan and, after netting the outstanding borrowings of $43.2 million and letter of credit commitments of $300,000, we had excess borrowing capacity of approximately $14.5 million. We rely on our short-term borrowings under the credit facility to finance our operations on a day-to-day basis.

     During the six months ended September 24, 2005, cash used in operating activities was $6.5 million. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the six months ended September 24, 2005 and the increase in inventories to prepare for the upcoming holiday selling season offset by the increase in accounts payable primarily related to the purchase of inventories. During the six months ended September 25, 2004, cash used in operating activities was $4.4 million. The use of cash for operating activities was primarily the result of the working capital needs due to the net loss for the six months ended September 25, 2004.
     Net cash used in investing activities was $1.1 million and $0.5 million, respectively, for the six months ended September 24, 2005 and September 25, 2004. The use of cash was primarily related to capital expenditures.
     Net cash provided by financing activities was $7.9 million during the six months ended September 24, 2005 which related to net borrowings under the credit facility to fund the cash used in operating activities, primarily the increase in inventory. Cash used for financing activities included a $1.0 million principal payment on the term loan, the dividend payment to Birks and the purchase of warrants from one of the holders. Net cash provided by financing activities of $4.6 million during the six months ended September 25, 2004 related primarily to net borrowings under the credit facility.
     We believe that barring a significant external event that materially adversely affects our current business or the current industry trends as a whole, our borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support our working capital needs, capital expenditures and debt service through the current term of the credit facility. While our credit facility and term loan are scheduled to mature in August of 2006, we do not anticipate having difficulties in refinancing our credit facilities.
FORWARD-LOOKING STATEMENTS
     This report and other written reports and releases and oral statements made from time to time by us contain forward-looking statements which can be identified by their use of words like “plans,” “expects,” “believes,” “will,” “anticipates,” “intends,” “projects,” “estimates,” “could,” “would,” “may,” “planned,” “goal,” and other words of similar meaning. All statements that address expectations, possibilities or projections about the future, including without limitation statements about our strategies for growth, expansion plans, sources or adequacy of capital, expenditures and financial results are forward-looking statements. These include statements regarding our expectation for no aberrations in earnings results, strong sales, margin and earning results for the remainder of the fiscal year, success of our marketing and business strategies, and future growth and profitability.
     No forward-looking statement is guaranteed and actual results may vary materially. Such statements are made as of date provided, and we assume no obligation to update any forward-looking statements to reflect future developments or circumstances. One must carefully consider such statements and understand that many factors could cause actual results to differ from the forward-looking statements, such as inaccurate assumptions and other risks and uncertainties, some known and some unknown. These risks and uncertainties include the possibility of additional hurricanes or other natural disasters, our ability to maintain strong sales, margins and earnings throughout the remainder of the fiscal year, our ability to maintain strong growth and profitability, to compete with other jewelers, the successful completion of the proposed transaction with Birks, our controlling stockholder and the successful resolution of the informal investigation by the Securities and Exchange Commission disclosed in prior filings and discussed in further detail below.
     We are the subject of an informal inquiry by the Securities and Exchange Commission. Responding to the informal inquiry will require significant attention and resources of management. If the Securities and Exchange Commission elects to pursue a formal investigation or an enforcement action, the additional response and the defense could be costly and require additional management resources. If we are unsuccessful in resolving this or other investigations or proceedings, we could face civil or criminal penalties that could seriously harm our business and results of operations.
     In addition, one should carefully evaluate such statements by referring to the factors described in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K. Particular review is to be made of Items 1, 2, 3 and 7 of the Forms 10-K and 10-K/A and Part I, Item 2 of the Forms 10-Q/A and 10-Q where we discuss in more detail various important risks and uncertainties that could cause actual results to differ from expected or historical results. We note these factors for investors as permitted by the Private Securities Litigation Act of 1995. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Since it is not possible to predict or identify all such factors, the identified items are not a complete statement of all risks or uncertainties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
     The Company’s exposure to market risk is limited primarily to fluctuating interest rates associated with variable rate indebtedness that is subject to interest rate changes in the United States and to foreign currency risk associated with the Company’s Management Consulting Services Agreement with Regaluxe Investment Sarl (the “Management Agreement”). The Company does not use, nor has it historically used, derivative financial instruments to manage or reduce market risk. The Company’s working capital credit facility accrues interest at floating rates, currently based upon prime plus .5% or a LIBOR based rate plus a specified margin, based on the level of borrowing availability, at the Company’s election. The Company manages its borrowings under this credit facility each day in order to minimize interest expense. The impact on the Company’s earnings per share of a one-percentage point interest rate change on the outstanding balance as of September 24, 2005 would increase or decrease earnings by approximately $432,000 or $.01 per share on an annualized basis.
     The Company extends credit to its customers under its own revolving charge plan with up to three-year payment terms. Finance charges, when applicable, are generally currently assessed on customers’ balances at a rate of 1.5% per month. Since the interest rate is fixed at the time of sale, market interest rate changes would not impact the Company’s finance charge income.
Foreign Currency Risk
     The Management Agreement is based in U.S. currency. The Management Agreement contains a provision that requires the parties to reevaluate the fees and make adjustments to the fees as they deem necessary should the U.S. to Euro exchange rate increase to and remain above $1.3U.S./1 Euro or decrease to and remain below $1U.S./1 Euro for 15 consecutive business days.
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
Material weaknesses identified in the fourth quarter of Fiscal 2004
•	Adjustments to Inventory to the Lower of Cost or Market. The Company’s internal control policies and procedures over adjustments to inventory to the lower of cost or market do not ensure that adjustments were made in accordance with generally accepted accounting principles and specifically, did not prevent the adjustment of certain aged inventory to below current book value without adequate documentation and support.

•	Accrued Legal Expenses. The Company’s internal control policies and procedures over the proper accounting for accrued legal expenses do not prevent the accrual of legal expenses (e.g., litigation costs, judgments and settlements) without adequate documentation and support.

•	Related Party Transactions. The Company’s internal control over policies and procedures over the proper accounting for related party transactions fail to capture, control, process and record expenses related to transactions with related parties prior to the closing of the consolidated financial statements and issuance of a press release. In addition, the Company’s internal control policies and procedures did not properly provide for the proper accounting of related party transactions in accordance with generally accepted accounting principles.
     Material weakness identified in the third quarter of Fiscal 2004
•	Affiliate Agreements and Contracts Affecting the Company. The Company’s internal control over policies and procedures over the review of affiliate agreements and contracts for applicability and effect on the Company’s consolidated financial statements do not ensure that such agreements and contracts, where applicable, are properly disclosed and reflected in the consolidated financial statements.
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
     As previously reported, on November 9, 2004 and December 1, 2004, the Company released its preliminary conclusions regarding an expected restatement of its financial statements for the fiscal quarters ended November 2, 2002, September 27, 2003, December 27, 2003, and June 26, 2004, the fiscal years ended March 29, 2003 and March 27, 2004, and the selected quarterly financial data for the fiscal quarter ended March 27, 2004. For the reasons described below, which were discovered by the Company in the third fiscal quarter of 2004, management changed its conclusions that the Company’s disclosure controls and procedures were effective as of the end of the periods covered by the reports in the Company’s Form 10-K/A for the year ended March 27, 2004 and in the Company’s Form 10-Q/As for the periods ended September 25, 2004 and June 26, 2004, to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management believes that the Company’s disclosure controls and procedures were not effective as of the end of the periods covered by those reports.
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
     The Company and its landlord under its lease for the new corporate headquarters building in Tamarac, Florida are disputing whether the new landlord will be responsible for a portion of the hold over rent that equals approximately $95,000 per month. The new landlord has not completed the new building yet and this caused the Company to begin holding over in its current space as of August 1, 2005. The Company is obligated to pay its current landlord 200% of rent during any hold over period. It is the Company’s position (based on its new lease) that the new landlord is responsible for 1/2 of the hold over rent under its current lease (approximately $47,500 per month). The new landlord is disputing that it owes the full amount of hold over rent paid by the Company. This dispute is still on-going. The Company believes that the resolution of these matters should not materially affect the Company’s financial position; however, there can be no assurance as to the final result of these legal matters.

Item 6. Exhibits
List of Exhibits:

2.1	Agreement and Plan of Merger and Reorganization, dated April 18, 2005, among the Company, Birks and Merger Sub. Incorporated by reference from Exhibit 10.01 of Mayor’s Form 8-K filed on April 19, 2005.
2.2	Amendment Agreement, dated July 27, 2005, among the Company, Birks and Merger Sub.
3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.
3.3	Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company. Incorporated by reference from Exhibit 4.1 of Mayor’s Form 8-K filed on March 4, 2004.
10.1	Employment Agreement by and between the Company and Michael Rabinovitch, dated July 6, 2005.
31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification by Michael Rabinovitch, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYOR’S JEWELERS, INC. (Registrant)
	By:	/s/ Thomas A. Andruskevich
Date: November 8, 2005		Chairman of the Board, President and
Chief Executive Officer

	By:	/s/ Michael Rabinovitch
Date: November 8, 2005		Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Merger and Reorganization, dated April 18, 2005, among the Company, Birks and Merger Sub. Incorporated by reference from Exhibit 10.01 of Mayor’s Form 8-K filed on April 19, 2005.
2.2	Amendment Agreement, dated July 27, 2005, among the Company, Birks and Merger Sub.
3.1	Certificate of Incorporation. Incorporated by reference from Exhibit 3(i) of Mayor’s Form 8-K filed on July 14, 2000.
3.2	Bylaws. Incorporated by reference from Exhibit 3.2 of Mayor’s Form 10-K filed on May 15, 1995.
3.3	Certificate of Designation of Series A-1 Convertible Preferred Stock of the Company. Incorporated by reference from Exhibit 4.1 of Mayor’s Form 8-K filed on March 4, 2004.
10.1	Employment Agreement by and between the Company and Michael Rabinovitch, dated July 6, 2005.
31.1	Certification by Thomas A. Andruskevich, Chairman of the Board, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification by Michael Rabinovitch, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.